Form 10-Q
period 1995-03-31
BELLWETHER EXPLORATION CO
filed 1995-05-15
CIK 319459

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________

                                   FORM 10-Q

(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -------                       Exchange Act of 1934

                      For the quarter ended March 31, 1995
                                       or
            Transition Report Pursuant to Section 13 or 15 (d) of the
 -------        Securities Exchange Act of 1934 {No Fee Required}

            For the Transition Period From            to
                                           ----------    ----------

                         Commission file number 0-9498


                         BELLWETHER EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                 74-0437769
        (State of incorporation)            (I.R.S. Employer Identification No.)
 1221 Lamar, Suite 1600, Houston, Texas                  77010-3039
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (713) 650-1025

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                             ON WHICH REGISTERED
- - - - ----------------------------                        ---------------------
Common Stock, $ 01 par value                                NASDAQ

       Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---     ----

     At May 8, 1995 9,045,479 shares of Common Stock of Bellwether Exploration Company were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the closing price of the stock on such date) was approximately $36,257,000.

================================================================================

                         BELLWETHER EXPLORATION COMPANY

                                     INDEX


PART I.        FINANCIAL INFORMATION:                                     Page
                                                                        -------
     Item 1.   Consolidated Financial Statements......................

               Balance Sheets
               March 31, 1995 (Unaudited) and
               June 30, 1994..........................................        3

               Statements of Earnings (Unaudited)
               For the Three and Nine Month Periods
               Ended March 31, 1995 and 1994..........................        4

               Statements of Cash Flows (Unaudited)
               for the Three and Nine Month Periods
               Ended December 31, 1995 and 1994.......................        5

               Notes to Financial Statements..........................   6 - 10

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations..........................................  10 - 17

PART II.       OTHER INFORMATION:

     Item 4.   Submission of Matters to a Vote
               of Security Holders....................................       17

     Item 5.   Other Information......................................  17 - 18

     Item 6.   Exhibits and Reports on Form 8-K.......................       18

SIGNATURES                                                                   18


PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,       June 30,
              ASSETS                                   1995            1994
                                                       ----            ----
                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                       $  3,470,981     $  1,452,507
  Accounts receivable and accrued revenues           5,624,807        2,798,943
  Prepaid expenses                                     376,406           67,714
                                                  ------------     ------------
    Total current assets                             9,472,194        4,319,164
                                                  ------------     ------------
Property, plant and equipment:
  Oil and gas properties (full cost method)         70,576,304       29,749,228
  Investment in gas plants                          13,029,417       12,962,220
  Gas gathering system                               5,978,177        5,873,221
                                                  ------------     ------------
                                                    89,583,898       48,584,669
Less accumulated depletion, depreciation and
  amortization                                     (21,282,952)     (17,979,148)
                                                  ------------     ------------
    Net property, plant and equipment               68,300,946       30,605,521
                                                  ------------     ------------
Other assets                                           862,884          945,802
                                                  ------------     ------------
    Total assets                                  $ 78,636,024     $ 35,870,487
                                                  ============     ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses           $  3,192,411     $  2,744,846
  Current maturities of notes payable                7,061,583        1,823,160
                                                  ------------     ------------
    Total current liabilities                       10,253,994        4,568,006
                                                  ------------     ------------
Notes payable to bank                               20,460,000       12,796,503
                                                  ------------     ------------
Deferred income taxes                                2,400,000            -
                                                  ------------     ------------
Minority interest in gas plant ventures                215,611          134,272
                                                  ------------     ------------
Stockholders' equity
  Preferred stock, $0.01 par value per share,
    1,000,000 shares authorized, none issued             -                -
  Common stock, $0.01 par value, 15,000,000
    shares authorized, 9,045,479 shares
    issued and outstanding at March 31, 1995
    and 3,722,322 shares issued and
    outstanding at June 30, 1994                        90,455           37,374
  Additional paid-in capital                        41,471,210       15,489,348
  Retained earnings                                  3,744,754        2,944,162
  Less treasury stock at cost; none at
    March 31, 1995 and 15,048 common shares
    at June 30, 1994                                     -              (99,178)
                                                  ------------     ------------
    Total stockholders' equity                      45,306,419       18,371,706
                                                  ------------     ------------
    Total liabilities and stockholders' equity    $ 78,636,024     $ 35,870,487
                                                  ============     ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (Unaudited)


                                Three months ended         Nine months ended
                                    March 31,                  March 31,
                            ------------------------   ------------------------
                               1995          1994          1995         1994
                            ----------   -----------   -----------   ----------
Revenues:
    Oil and gas sales       $2,242,663   $   993,791   $ 4,883,578   $2,696,329
    Gas Plant revenues       1,300,535     1,411,457     4,283,944    2,902,471
    Gas gathering revenues   1,228,799     1,179,224     3,761,416    1,179,224
    Interest and other
      income                    10,766        22,262        36,648       34,239
                            ----------   -----------   -----------   ----------
          Total revenues     4,782,763     3,606,734    12,965,586    6,812,263
                            ----------   -----------   -----------   ----------
Expenses:
    Production expenses        737,532       370,919     1,655,291      923,016
    Gas Plant expenses         669,356       734,244     2,234,877    1,425,840
    Gas gathering expenses     707,187       790,199     2,328,099      790,199
    Depreciation,
     depletion and
     amortization            1,335,468       824,353     3,301,403    1,667,188
    General and
     administrative            757,042       365,972     1,816,606      861,958
    Interest expense           338,431       247,269       694,887      506,477
                            ----------   -----------   -----------   ----------
          Total expenses     4,545,016     3,332,956    12,031,163    6,174,678
                            ----------   -----------   -----------   ----------
Earnings before minority
 interest                      237,747       273,778       934,423      637,585

Minority interests in Gas
 Plant Ventures                 39,204        96,660       133,832       98,660
                            ----------   -----------   -----------   ----------
Net earnings                $  198,543    $  177,118   $   800,591   $  538,925
                            ==========   ===========   ===========   ==========
Earnings per common share        $0.02         $0.05         $0.11        $0.19
                                 -----         -----         -----        -----
Average common shares
 outstanding                 8,385,690     3,721,826     7,270,645    2,764,822
                            ==========   ===========   ===========   ==========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                            Three months ended                    Nine months ended
                                                March 31.                              March 31.
                                    --------------------------------        --------------------------------
                                        1995                1994                1995                1994
                                    ------------        ------------        ------------        ------------
CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES:
  Net earnings                      $    198,543        $    177,118        $    800,591        $    538,925
  Adjustments to reconcile
   net earnings to net
   cash provided by
   operating activities:
     Depreciation,
      depletion and
      amortization                     1,368,478             830,766           3,386,022           1,682,424
     Minority interest in
      gas plant ventures                  31,573              94,814              81,339              86,213
     Changes in assets and
      liabilities:
       Accounts receivable
        and accrued revenues           2,108,936           1,208,233           1,494,015            (166,239)
       Prepaid expenses                  (19,412)             49,573             (41,674)            (33,369)
       Accounts payable and
        accrued expenses                  (9,071)            286,380          (2,044,334)          1,807,587
       Other assets                      221,818            (212,369)            123,755            (378,092)
                                    ------------        ------------        ------------        ------------
     Net cash flows
      provided by
      operating activities             3,900,865           2,434,515           3,799,714           3,537,449
                                    ------------        ------------        ------------        ------------
CASH FLOWS USED IN
 INVESTING ACTIVITIES:
  Additions to oil and gas
   properties                           (531,069)           (337,768)         (2,464,212)         (1,154,747)
  Additions to gas plants                (19,351)           (115,973)            (67,197)         (7,710,901)
  Additions to gas
   gathering system                      (28,074)               (401)           (104,956)               (401)
  Cash paid for acquisition
   of  Odyssey                              -                   -             (5,714,628)               -
  Net cash paid for
   acquisition of  Hampton           (18,185,849)               -            (18,185,849)               -
  Investment in energy
   related securities                  2,606,570                -                   -                   -
  Additions to office
   furniture and automobiles                -                   -                (21,185)             (1,213)
  Proceeds from sale of oil
   and gas properties                       -                   -                 79,812              32,897
  Investment in mining
   venture                                  -                   -                (17,370)            (19,980)
                                    ------------        ------------        ------------        ------------
     Net cash flows used in
      investing activities           (16,157,773)           (454,142)        (26,495,585)         (8,854,345)
                                    ------------        ------------        ------------        ------------
CASH FLOWS PROVIDED BY
 (USED IN)
FINANCING ACTIVITIES:
  Proceeds from bank loans            15,300,000              21,152          20,335,000           8,471,152
  Repayment of bank loans               (913,417)           (240,000)        (12,958,080)          (789,156)
  Net proceeds (costs) from
   stock offering                         (2,419)             15,823          17,337,425              15,823
                                    ------------        ------------        ------------        ------------
     Net cash flows
      provided by financing
      activities                      14,384,164            (203,025)         24,714,345           7,697,819
                                    ------------        ------------        ------------        ------------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                      2,127,256           1,777,348           2,018,474           2,380,923
Cash and cash equivalents
 at beginning of period                1,343,725           1,022,763           1,452,507             419,188
                                    ------------        ------------        ------------        ------------
Cash and cash equivalents
 at end of period                   $  3,470,981        $  2,800,111        $  3,470,981        $  2,800,111
                                    ============        ============        ============        ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

The financial statements include the accounts of Bellwether Exploration Company (the "Company") and its majority owned subsidiaries. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements include all material adjustments, which consist only of normal recurring adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for these interim periods are not necessarily indicative of results for the entire year.

Oil and Gas Properties

The Company uses the full cost method of accounting for exploration and development activities. Under this method of accounting, the costs of unsuccessful as well as successful exploration and development activities are capitalized as properties and equipment.

The sum of net capitalized costs and estimated future development and dismantlement costs is amortized over the production of proved reserves using the unit of production method. The costs of unproved properties are excluded from amortization until the properties are evaluated. Should the net capitalized costs exceed the estimated present value of future cash inflows from proved oil and gas reserves reduced by operating expenses and future development expenditures, such excess costs would be charged to current operations. Gain or loss on the sale or other disposition of oil and gas properties are not recognized unless a significant amount of the Company's oil and gas reserves are involved.

Gas Plants and Gas Gathering Facilities

The Company computes the provision for depreciation of gas plants and gas gathering facilities on the straight-line method based on estimated useful lives of 15 years.

(2)  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 1, 1993, and has applied the provisions of Statement 109 as of that date.

Under Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At June 30, 1994 the Company had net operating loss carryforwards for income tax purposes of approximately $12.6 million and no loss carryforwards for financial reporting purposes.

(3)  TRANSACTIONS WITH RELATED PARTIES

The Company has a management agreement (the "Agreement") with Torch Energy Advisors Incorporated ("TEAI"), an affiliate of Black Hawk Oil Company (a Bellwether stockholder) pursuant to which the Company's administrative and management services are provided by TEAI. The agreement was last amended on January 1, 1994 and it expires on December 31, 1999. Pursuant to the terms of the Agreement, during the three and nine months periods ended March 31, 1995, $290,000 and $778,000, respectively, were charged to the Company under this agreement and during the same periods ended March 31, 1994, $207,000 and $446,000 respectively were charged.

Torch Operating Company ("TOC") and Torch Energy Marketing, Inc. ("TEMI"), subsidiaries of TEAI receive revenues and disburse production expenses for the Company, and TEAI disburses general and administrative costs on behalf of the Company. Included in accounts receivable at March 31, 1995 is the excess of oil and gas revenues received by TOC and TEMI over production expenses and operational costs paid by them. Accounts payable includes the accrued general and administrative costs to be paid to TEAI. All receivable and payable balances with affiliated companies are settled on a monthly basis.

(4)  NOTES PAYABLE TO BANK

The Company executed a loan agreement on February 28, 1995 with an initial borrowing base of $29.8 million, of which $21.4 million corresponds to Facility A, a revolving line of credit, and $8.4 million corresponds to Facility B, a declining revolving line of credit. These loans are secured by the Company's interests in oil and gas properties and in its gathering system and gas processing plants. The maturity date for both facilities is March 31, 1999. The interest rate is either the Bank's Prime Rate or the adjusted Eurodollar Rate plus 1 3/4% at the Company's option and a commitment fee of three-eighths of one percent (0.375%) per annum is charged on the unused portion of the Credit Commitment. The Eurodollar interest rate at March 31, 1995 was 7.9375%.

Loan maturities by fiscal year are as follows:


     Year ending June 30, 1996        $ 8,815,000
     Year ending June 30, 1997          7,490,000
     Year ending June 30, 1998          6,745,000
     Year ending June 30, 1999          4,300,000
                                      -----------
                                      $27,350,000
                                      ===========

Prior to the execution of the new loan agreement the Company had outstanding loans of $9.0 million with the same lending institution. These loans were incorporated into the new loan agreement. On February 28, 1995 the Company drew $4.1 million against the new credit facility to pay off the existing bank debt of Hampton Resources Corporation and on March 1, the Company drew an additional $15.3 million to use in purchasing Hampton stock in conjunction with the merger which took place on February 28, 1995. On March 31, 1995 the Company made a loan repayment of $900,000, leaving loans payable of $27.5 million at that time.

The loan agreement has various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and a ratio of consolidated liabilities to consolidated tangible net worth. In addition, the Company may not pay dividends of greater than 20% of consolidated after-tax net income in any fiscal year or make any other payment on account of its capital stock or redeem or purchase any of its capital stock.

A copy of the new credit agreement was filed with the Securities and Exchange Commission on March 15, 1995 as Exhibit N to Amendment No. 6 to the Company's
Schedule 13D, and it is incorporated herein by reference.

(5)  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

On July 30, 1993 the Company acquired certain interests in the Snyder Gas Plant and the Diamond M Sharon Ridge Gas Plant (the "Gas Plants"), both in Scurry County, Texas, for a purchase price of $8.45 million.

On December 31, 1993 Associated Gas Resources, Inc. ("AGRI") merged into the Company in consideration of the issuance of 1,419,726 shares of the Company's common stock and cash payments of $231,878. AGRI's principal assets are a gas gathering system located in Union Parish, Louisiana; a 4.12% interest in the Snyder Gas Plant; a 12.52% interest in the Diamond M Sharon Ridge Gas Plant ("Diamond M Gas Plant"); small non-operated working interests in approximately 137 gas wells in Oklahoma; and operated working interests in approximately 795 gas wells in Union Parish, Louisiana.

On August 26, 1994 the Company acquired Odyssey Partners, Ltd. ("Odyssey") in exchange for $5.6 million in cash (funded from the

Offering which closed on the same date) and 916,665 shares of the Company's common stock. Odyssey is an exploration company which assembles, exploits and operates oil and gas properties using state-of-the-art 3-D seismic and computer-aided exploration technology. Odyssey's primary areas of operation have been the onshore US Gulf Coast region and the Permian Basin area of West Texas and Southeast New Mexico.

On February 28, 1995 the Company acquired Hampton Resources Corporation ("Hampton") in exchange for $17.0 million in cash (funded from the new loan agreement dated February 28, 1995) and 1,006,458 shares of the Company's common stock which were valued at $4.8125 (average of high and low quotations on the NASDAQ exchange on February 28, 1995) per share for a total stock valuation of $4.8 million. The Company had previous to the merger paid $2.7 million to acquire common and preferred stock of Hampton and incurred $1.4 million in expenses in arranging the merger, making the total cash outlay of $21.1 million and common stock valued at $4.8 million for a total cost of $25.9 million for the acquisition of Hampton. Hampton is an energy company engaged in the exploration, acquisition and production of oil and natural gas.

The following table presents the unaudited pro forma results of operations as if the Odyssey merger, the Offering of 3,400,000 shares of the Company's common stock and the Hampton merger had all occurred on July 1 of the period presented. The acquisitions were accounted for as purchases, and their results of operations are included in the Company's results of operations from the dates of acquisition. The Company's pro forma results are based on assumptions and estimates and are not necessarily indicative of the Company's results of operations had the transactions occurred as of July 1 of the period presented, or those in the future (in thousands, except earnings per share).


                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                      1995               1994
                                                    --------           --------
Revenues                                            $ 18,404           $ 18,330

Expenses                                              17,964             16,728
                                                    --------           --------
Earnings before minority
  interest and income taxes                              440              1,602

Minority interest                                        134                107
                                                    --------           --------
Net earnings                                        $    306           $  1,495
                                                    ========           ========

Net earnings per common share                          $0.03              $0.17


(7)  INDUSTRY SEGMENT INFORMATION

Prior to fiscal 1994 all of the Company's operations were in the exploration and production of crude oil and natural gas. Effective August 1, 1993 the Company acquired interests in two natural gas processing plants, and on December 31, 1993, the Company acquired a gas gathering system and additional interests in the two gas plants through a merger. The results of operations of these business segments for the nine months ended March 31, 1995 and 1994 are as follows (in thousands):



                                                      For the Nine Months Ended
                                                      -------------------------
                                                      March 31,       March 31,
                                                        1995            1994
                                                      ---------       ---------
Revenues
     Oil and gas                                       $ 4,884          $2,696
     Gas plants                                          4,284           2,902
     Gas gathering                                       3,761           1,179
     Other revenues                                         37              35
                                                       -------          ------
          Total revenues                               $12,966          $6,812
                                                       =======          ======

Operating profit before income tax
     Oil and gas                                       $   959          $  646
     Gas plants                                          1,255             923
     Gas gathering                                       1,062             303
                                                       -------          ------
                                                         3,276           1,872
Unallocated corporate expenses                           1,780             827
Interest expense                                           695             506
                                                       -------          ------
Income before taxes                                    $   801          $  539
                                                       =======          ======

Depreciation, depletion and
  amortization:
     Oil and gas                                       $ 2,269          $1,127
     Gas plants                                            661             454
     Gas gathering                                         371              86
                                                       -------          ------
                                                       $ 3,301          $1,667
                                                       =======          ======


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Management believes, based on current cash flow projections, that the Company will generate sufficient funds from operations to allow it to pay all current liabilities as they become due and to maintain current operations.

The Company executed a new loan agreement on March 14, 1994 with a borrowing base of $17.9 million, of which $8.2 million corresponds to Facility A, a revolving line of credit, and $9.7 million corresponds to Facility B, a declining revolving line of credit. These loans are secured by the Company's interests in oil and gas properties and in its gas gathering system and gas processing plants. The maturity dates are March 31, 1998 for the Facility A loan and September 30, 1999 for the Facility B loan. The interest rate is either the Bank's Prime Rate or the adjusted Eurodollar Rate plus 1 3/4% at the Company's option, and a commitment fee of three-eighths of one percent (0.375%) per annum is charged on the unused portion of the Credit Commitment. The outstanding loan principal balance at December 31, 1994 was $9.0 million. The Eurodollar interest rate, including the 1 3/4% add-on, was 8.125% at December 31, 1994.

On August 26, 1994, the Company acquired certain of the assets of Odyssey Partners, Ltd. Odyssey was a privately held, independent exploration company which assembled, exploited and operated oil and gas properties using state-of-the-art 3-D seismic and computer-aided exploration technology. Odyssey's primary areas of operation have been the onshore US Gulf Coast region and the Permian Basin area of West Texas and Southeast New Mexico.

The offering of 3,400,000 shares of the Company's common stock generated cash proceeds of $18.1 million, which were received on August 26, 1994. On the same date, $5.6 million of these proceeds was used to pay for the acquisition of Odyssey, $10.6 million was used to pay down the Company's debt and $1.4 million was used to repay the outstanding bank loan of Odyssey. In the last four months of 1994 the Company made additional loan drawings of $5.1 million, $2.7 million of which was used to purchase equity shares of Hampton Resources Corporation ("Hampton") and $2.4 million was used to fund Odyssey's interest in the Fausse Point (Etouffee) 3-D Project, three exploratory wells and one development well. At December 31, 1994, the Company's debt principal was $9.0 million and the unused portion of the bank credit commitment was $5.9 million. The remaining credit facility was available to develop the prospects acquired in the merger with Odyssey.

The Company consummated a merger with Hampton Resources Corporation on February 28, 1995. In this regard the Company has acquired all of the outstanding common and preferred stock of Hampton on that date at a total cost of $17.0 million in cash plus 1,006,458 shares of Bellwether common stock. The cash payments to Hampton shareholders was financed by new bank loans which were effective February 28, 1995.

On February 28, 1995 the Company signed the Third Amended and Restated Credit Agreement with First Interstate Bank of Texas N.A.

increasing the borrowing base from $17.9 million to $29.8 million. The terms of the amended agreement were the same as for the prior agreement, except that both of the loan facilities mature on March 31, 1999. On February 28, 1995 the Company drew $4.1 million to pay off the outstanding bank loan of Hampton and in March the Company paid $17.0 million to Hampton's stock transfer agent for distribution to Hampton shareholders in exchange for their Hampton common and preferred stock. Prior to signing the amended loan agreement the Company's outstanding bank loans totaled $9.0 million. These balances were rolled into the new loan agreement and additional loans were drawn on February 28 ($4.1 million) and March 1 ($15.3 million) and on March 31 the Company repaid $900,000, leaving loan balances of $27.5 million at March 31, 1995.

The current maturities of these notes are as follows:

         Due June 30, 1995                         $  171,583
         Due September 30, 1995                     2,300,000
         Due December 31, 1995                      2,300,000
         Due March 31, 1996                         2,290,000
                                                   ----------

Total current maturities                           $7,061,583
                                                   ==========

RESULTS OF OPERATIONS

OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994

OIL AND GAS OPERATIONS:

                                         Three Months Ended
                                              March 31,
                                      ------------------------     Increase
                                         1995          1994       <Decrease>
                                      ----------    ----------    ----------
Sales volume:
  Oil - barrels                           51,984        17,138        34,846
  Gas - MCF                              720,434       368,063       352,371

Average sales prices:
  Oil - per barrel                    $    17.26    $    12.72    $     4.54
  Gas - per MCF                       $     1.87    $     2.11    $   <$0.24>
Sales revenue:
  Oil                                 $  897,139    $  217,935    $  679,204
  Gas                                  1,345,524       775,856       569,668
                                      ----------    ----------    ----------
Total oil and gas
 revenues                              2,242,663       993,791     1,248,872
Production expenses                      737,532       370,919       366,613
                                      ----------    ----------    ----------

Operating income                      $1,505,131    $  622,872    $  882,259
                                      ==========    ==========    ==========

Depletion, per net
 equivalent barrel                    $     5.73    $     6.60       <$0.87>


Six MCF of gas equals one Net Equivalent Barrel (NEB).

The increase in oil sales volume of 34,846 barrels (203.3%) was due to sales of 20,000 barrels by Odyssey, which was acquired in a merger on August 26, 1994 and 20,000 barrels by Hampton, which was acquired on February 28, 1995. Most other oil wells are experiencing natural production declines. The net increase in oil sales volume has accounted for higher sales revenue of approximately $443,000 in the current quarter compared to the same quarter last year.

The increase in gas sales volume of 352,371 MCF (95.7%) was due to sales of 269,000 MCF by Odyssey and 207,000 MCF by Hampton. Most other gas producing wells are experiencing natural production declines. The net increase in gas sales volume has accounted for higher sales revenue of approximately $743,000 in the current quarter compared to the same quarter last year.

The average oil sales price increased by $4.54 per barrel (35.7%) in the current quarter, which has accounted for higher sales revenue of $236,000 in the current quarter compared to the same quarter last year.

The average gas sales price decreased by $0.24 per MCF(11.4%) in the current quarter, which has accounted for lower sales revenue of $173,000 in the current quarter compared to the same quarter last year.

GAS PLANT OPERATIONS:


                                        Three Months Ended
                                             March 31,
                                     ------------------------     Increase
                                        1995          1994       <Decrease>
                                     ----------    ----------    -----------

Product sales volume -
  gallons                             3,626,742     5,101,645     <1,474,903>

Average sales price per
  gallon                                  $0.29         $0.24          $0.05

Revenues:
Sales of NGL products                $1,062,478    $1,241,190      <$178,712>
Residual gas sales                       98,639             -         98,639
Processing fees                         139,418       170,267        <30,849>
                                     ----------    ----------    -----------

Total Gas plant revenues              1,300,535     1,411,457       <110,922>
Operating expenses                      669,356       734,244        <64,888>
                                     ----------    ----------    -----------
Income from operations                  631,179       677,213        <46,034>
Depreciation                            224,000       221,180          2,820
Minority Interest                        39,204        96,660        <57,456>
                                     ----------    ----------    -----------

Operating income                     $  367,975    $  359,373    $     8,602
                                     ==========    ==========    ===========

The decrease in NGL product sales volume of 1,474,903 gallons (28.9%) was due to: (1) a decline in gas volume produced by the SACROC Unit because of a change in the ratio of carbon dioxide injection versus water injection in the field, and (2) allocations of gas processed by the Diamond M-Sharon Ridge Gas Plant, in which the Company owns three times the interest that it owns in the Snyder Gas Plant, were 72% higher during the quarter ended March 31, 1994 in order to make up on the imbalance that existed at the time the Company acquired its interest in the gas plants.

The Gas Plant investments are being depreciated over 15 years using the straight line method.

GAS GATHERING OPERATIONS (THESE OPERATIONS WERE ACQUIRED IN THE AGRI MERGER ON DECEMBER 31, 1993):


                                          Three Months Ended
                                               March 31,
                                       ------------------------     Increase
                                          1995          1994       <Decrease>
                                       ----------    ----------    ----------
Gas gathering revenues                 $1,228,799    $1,179,224     $ 49,575
Gas gathering expenses                    707,187       790,199      <83,012>
Depreciation of gas gathering
  facilities                              124,468        85,662       38,806
                                       ----------    ----------     --------
Operating income                       $  397,144    $  303,363     $ 93,781
                                       ==========    ==========     ========

The gas gathering facilities are being depreciated over 15 years using the straight line method.

Depreciation, depletion and amortization expenses increased $511,000 in the current quarter compared to the same quarter last year. This increase is attributable to an increase of $470,000 in depletion of oil and gas properties, and an increase of $40,000 in the depreciation of gas gathering facilities. The depletion of oil and gas properties increased due to the increase of 94,000 net equivalent barrels sold in the current quarter, partially offset by the decrease in the depletion rate.

General and administrative ("G&A") expenses have increased by $391,000 in the current quarter compared to the same quarter last year principally because of an increase of $83,000 in the management fee paid to TEAI as a result of the Odyssey and Hampton mergers and the revised method of computing the fee as specified in the management agreement renegotiated effective January 1, 1994; $110,000 of expenses incurred by Odyssey's office in Dallas; $131,000 of expenses incurred by Hampton in March 1995 (Hampton's G & A expenses will end at April 30, 1995 when all Hampton employees were terminated); and an increase in insurance expense of $36,000.

OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1994

OIL AND GAS OPERATIONS:


                                          Nine Months Ended
                                               March 31,
                                       ------------------------     Increase
                                          1995          1994       <Decrease>
                                       ----------    ----------    ----------
Sales volume:
  Oil - barrels                           115,315        53,066        62,249
  Gas - MCF                             1,683,183       852,422       830,761

Average sales prices:
  Oil - per barrel                     $    16.51    $    15.05    $     1.46
  Gas - per MCF                        $     1.77    $     2.23        <$0.46>

Sales revenue:
  Oil                                  $1,904,161    $  798,532    $1,105,629
  Gas                                   2,979,417     1,897,797     1,081,620
                                       ----------    ----------    ----------
Total oil and gas
 revenues                               4,883,578     2,696,329     2,187,249
Production expenses                     1,655,291       923,016       732,275
                                       ----------    ----------    ----------

Operating income                       $3,228,287    $1,773,313    $1,454,974
                                       ==========    ==========    ==========

Depletion per net
 equivalent barrel                     $     5.83    $     5.78    $     0.05


The increase in oil sales volume of 62,249 barrels (117.3%) was due to sales of 51,000 barrels by Odyssey, which was acquired in a merger on August 26, 1994 and 20,000 barrels by Hampton, which was acquired on February 28, 1995. Most other oil wells are experiencing natural production declines. The increase in oil sales volume has accounted for higher sales revenue of approximately $937,000 in the current nine month period compared to the same nine month period last year.

The increase in gas sales volume of 830,761 MCF (97.5%) was due to sales of 605,000 MCF by Odyssey and 207,000 by Hampton and higher sales of 247,000 MCF by AGRI, which produced for nine months in the current nine month period compared to only three months in the same period last year; AGRI was acquired on December 31, 1993. Most other gas producing wells are experiencing natural production declines. The net increase in gas sales volume has accounted for higher sales revenue of approximately $1,850,000 in the current nine month period compared to the same nine month period last year.

The average oil sales price increased by $1.46 per barrel (9.7%) in the current nine month period, which has accounted for higher sales revenue of $169,000 in the current nine month period compared to the same nine month period last year.

The average gas sales price decreased by $0.46 per MCF(20.6%) in the current nine month period, which has accounted for lower sales revenue of $768,000 in the current nine month period compared to the same nine month period last year.

GAS PLANT OPERATIONS:


                                         Nine Months Ended
                                              March 31,
                                     --------------------------     Increase
                                        1995           1994        <Decrease>
                                     -----------    -----------    ----------
Product sales volume -
  gallons                             12,373,556     10,656,701     1,716,855

Average sales price per
  gallon                                   $0.28          $0.24         $0.04

Revenues:
Sales of NGL products                $ 3,507,096    $ 2,576,602    $  930,494
Residual gas sales                       269,646              -       269,646
Processing fees                          507,202        325,869       181,333
                                     -----------    -----------    ----------

Total gas plant revenues               4,283,944      2,902,471     1,381,473
Operating expenses                     2,234,877      1,425,840       809,037
                                     -----------    -----------    ----------
Income from operations                 2,049,067      1,476,631       572,436
Depreciation                             660,587        454,015       206,572
Minority Interest                        133,832         98,660        35,172
                                     -----------    -----------    ----------

Operating income                     $ 1,254,648    $   923,956    $  330,692
                                     ===========    ===========    ==========

The 1995 Gas Plants activity includes the results for nine months of operations from interests of 11.98% in the Snyder Gas Plant and 35.78% in the Diamond M Gas Plant, whereas 1994 activity only includes results for five months for interests of 7.64% in the Snyder Gas Plant and 23.26% in the Diamond M Gas Plant and three months for interests of 11.98% in the Snyder and 35.78% in the Diamond M plants.

GAS GATHERING OPERATIONS (THESE OPERATIONS WERE ACQUIRED IN THE AGRI MERGER ON DECEMBER 31, 1993):


                                            Nine Months Ended
                                                 March 31,
                                         ------------------------     Increase
                                            1995          1994       <Decrease>
                                         ----------    ----------    ----------
Gas gathering revenues                   $3,761,416    $1,179,224    $2,582,192
Gas gathering expenses                    2,328,099       790,199     1,537,900
Depreciation of gas gathering
  facilities                                370,816        85,662       285,154
                                         ----------    ----------    ----------

Operating income                         $1,062,501    $  303,363    $  759,138
                                         ==========    ==========    ==========

Depreciation, depletion and amortization expenses increased by $1,634,000 in the current nine months period compared to the same period last year. This increase is attributable to an increase of $1,142,000 in depletion of oil and gas properties, an increase of $207,000 in gas plant depreciation and an increase of $285,000 in depreciation of gas gathering facilities. The depletion of oil and gas properties increased mainly due to the increase of 201,000 in net equivalent barrels sold. The gas plants were acquired on August 1, 1993, and December 31, 1993, and the gas gathering facilities were acquired in the AGRI merger on December 31, 1993; both of these assets are being depreciated over fifteen years on the straight line basis.

General and administrative expenses increased $955,000 in the current nine months period compared to the same period last year principally due to higher management fees paid to TEAI ($331,000), expenses incurred by Odyssey's office in Dallas ($321,000), Hampton G&A expenses ($131,000), and higher insurance expense ($97,000).

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information

On February 2, 1995 the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission registering a maximum of 1,604,253 share's of the Company's common stock to be issued in conjunction with the merger with Hampton Resources Corporation.

On April 18, 1995 the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission for the registration of 131,325 shares of the Company's common stock to be issued in connection with the Company's 1988 Non-Qualified Stock Option Plan.

On April 18, 1995 the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission for the registration of 825,000 shares of the Company's common stock to be issued in connection with the Company's 1994 Stock Incentive Plan.

On March 15, 1995 the Company filed Amendment No. 6 to its Schedule 13D reporting its acquisition of the common stock of Hampton Resources Corporation. Exhibit N, filed with the Schedule 13D, is an Amended and Restated Credit Agreement dated February 28, 1995, between the Company and First Interstate Bank of Texas N.A.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibit 27 --Financial Data Schedule

(b) The Company filed a report on Form 8-K dated February 28, 1995, reporting the merger of Hampton Resources Corporation into a wholly-owned subsidiary of the Company effective February 28, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BELLWETHER EXPLORATION COMPANY
                                        REGISTRANT


DATE:     May 12, 1995                  /s/  J. Darby Sere'
                                        --------------------------------
                                        J. DARBY SERE', President



DATE:     May 12, 1995                  /s/ James M. Vanderhider
                                        --------------------------------
                                        JAMES M. VANDERHIDER, Vice President
                                        and Chief Financial Officer