Form 10-K405
period 1995-06-30
BELLWETHER EXPLORATION CO
filed 1995-09-22
CIK 319459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
(X)                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended June  30, 1995
                                             --------------

                                      OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _____________

                         Commission File Number 0-9498

                        BELLWETHER EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)

              Delaware                                76-0437769
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)


1221 Lamar, Suite 1600, Houston, Texas                    77010
(Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (713) 650-1025

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class                       Name of each exchange
    -------------------                          on which registered
                                                 -------------------
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---  ---
     The aggregate market value of the voting stock held by non-affiliates of the registrant at September 5, 1995, was approximately $37,533,000.
     As of September 5, 1995, the number of outstanding shares of the registrant's common stock was 9,045,479.
     Documents Incorporated by Reference. Portions of the registrant's annual proxy statement, to be filed within 120 days after June 30, 1995, are incorporated by reference into Part III.
================================================================================

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------


                          ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                              TABLE OF CONTENTS


                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I

 Item 1     Business................................................      3
 Item 2     Properties..............................................      9
 Item 3     Legal Proceedings.......................................     12
 Item 4     Submission of Matters to a Vote of Security Holders.....     12

PART II

 Item 5     Market for the Registrant's Common Equity and Related
             Stockholder Matters....................................     13
 Item 6     Selected Financial Data.................................     14
 Item 7     Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................     15
 Item 8     Financial Statements and Supplementary Data.............     20
 Item 9     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................     45

PART III

 Item 10    Directors and Executive Officers of the Registrant......     45
 Item 11    Executive Compensation..................................     45
 Item 12    Security Ownership of Certain Beneficial Owners and
             Management.............................................     45
 Item 13    Certain Relationships and Related Transactions..........     45

PART IV

 Item 14    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K............................................     45

 --         Signatures

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

                               PART I
                               ------

ITEM 1.  BUSINESS
-----------------

General
-------

     Bellwether Exploration Company ("Bellwether" or the "Company") is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and gas properties and gathering and processing of natural gas. The Company's operations are concentrated in the Texas and Louisiana Gulf Coast region. At June 30, 1995, the Company's estimated proved reserves totaled 2.6 MMBbl of oil and 30.2 Bcf of natural gas and had a PV-10 Value of $37.3 million. On a BOE basis, approximately 66% of the Company's estimated net proved reserves were natural gas at such date. In addition, the Company has significant interests in natural gas processing and gathering facilities.

     The Company was formed as a Delaware corporation in 1994 to succeed to the business and properties of its predecessor company pursuant to a merger, the primary purpose of which was to change the predecessor company's state of incorporation from Colorado to Delaware. In connection with the merger, the predecessor company effected a 1-for-8 reverse stock split. The predecessor company was formed in 1980 from the consolidation of the business and properties of related oil and gas limited partnerships. References to Bellwether or the Company include the predecessor company, unless the context requires otherwise.

BACKGROUND

     In 1987 and 1988, the Company merged with two independent oil and gas companies owned by institutional investors and managed by Torch Energy Advisors Incorporated ("Torch"). Since those mergers, the Company has operated under management agreements, pursuant to which Torch administers substantially all business activities of the Company.

     In July 1993, the Company acquired an interest in the Snyder and Diamond
M - Sharon Ridge Gas Processing Plants the operations of which were subsequently consolidated (collectively, the "Gas Plant") for $8.45 million. In December 1993, the Company acquired Associated Gas Resources, Inc. ("AGRI"), a corporation managed by Torch, for the issuance of 1.4 million shares of its common stock ("Common Stock") and $231,878 in cash. AGRI's assets included additional interests in the Gas Plant. AGRI's assets also included the Louisiana Gathering System, a related long-term gas sales contract, and interests in oil and gas properties in Louisiana and Oklahoma with estimated net proved reserves of approximately 4.3 Bcf as of December 31, 1993. The Gas Plant Acquisition and AGRI Acquisition diversified the Company's asset base and its sources of cash flow.

     In August 1994, Bellwether acquired by merger certain of the assets, liabilities and properties of Odyssey Partners, Ltd. ("Odyssey"), an exploration company specializing in 3-D seismic and computer-aided exploration ("CAEX") technology, in exchange for 916,665 shares of Common Stock and $5.6 million in cash. As of June 30, 1994, Odyssey's estimated net proved oil and gas reserves consisted of 354 MBbls of oil and 3.7 Bcf of gas, and had a PV-10 Value of $8.5 million. The Odyssey merger provided the Company with significant 3-D seismic and CAEX technology expertise.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

     On February 28, 1995, Bellwether acquired Hampton Resources Corporation ("Hampton") by merger for $17.0 million in cash and approximately 1.0 million shares of Common Stock. Hampton was a publicly held oil and gas company based in Houston, Texas. As of June 30, 1994, Hampton's estimated net proved reserves consisted of 1,205 MBbls of oil and 19.0 Bcf of gas, with a PV-10 Value of $22.7 million.

BUSINESS STRATEGY

     The Company intends to continue to increase its reserves, cash flow and net asset value through a balanced strategy that includes exploration, exploitation and development drilling activities and strategic acquisitions of oil and gas properties and other facilities.

     Key elements of the Company's strategy include the following:

     Torch Relationship.  The Company intends to capitalize on its affiliation
     ------------------
with Torch. The Company believes it will benefit from the Torch relationship by having access to a large staff of financial professionals, accountants, geologists and engineers, exposure to significant oil and gas acquisition opportunities and increased access to capital markets. These resources are generally only available to oil and gas companies that are significantly larger than the Company.

     Dependable Cash Flow From Mid-Stream Assets.  The Company intends to
     -------------------------------------------
use the dependable cash flow generated from its Gas Processing and Gas Gathering System to fund the acquisition and exploitation of properties. The Gas Plant and Gas Gathering System generate cash flow based on through-puts of natural gas which, although declining over time as reserves are produced, have the potential to benefit from successful exploitation and development activities funded by others. Producers have disclosed plans to commit significant expenditures to develop additional reserves in the vicinity of the Gas Plant.

     Increased Drilling Activities.  The Company plans to aggressively exploit
     -----------------------------
the inventory of development, exploitation and exploration projects acquired in recent acquisitions.

     Strategic Acquisitions.  The Company will continue to seek
     ----------------------
acquisitions on a selective basis, with a particular emphasis on identifying properties in close proximity to the Company's current reserves, in areas where it maintains geological expertise, and where reserves can be increased through development drilling and the application of advanced technologies.

     Application of Advanced Technologies.  The Company will rely heavily
     ------------------------------------
on state-of-the-art 3-D seismic and CAEX technologies to add value to its drilling efforts and reduce risk associated with exploration and exploitation activities. These advanced technologies are particularly useful in the highly faulted structures common to the Company's existing properties and the geographic areas in which the Company focuses.

     Industry Segment Information
     ----------------------------

     For industry segment data, see Note 8 of the Notes to Consolidated Financial Statements.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

Markets
-------

     The ability of the Company to market oil and gas from its wells will depend upon numerous factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity of the Company's gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the effects of inclement weather, state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas it produces.

     The supply of natural gas capable of being produced has exceeded demand in recent years due to decreased demand for natural gas in response to economic factors, conservation, lower prices for alternative energy sources and other factors. As a result of this excess supply of natural gas, natural gas producers have experienced increased competitive pressure and lower prices. Many natural gas pipelines reduced their takes from producers below the amount for which, by contract, they were obligated to take or pay at fixed prices in excess of spot prices or have renegotiated their obligations to reflect more market responsive terms. The decline in demand for natural gas resulted in many pipelines reducing or ceasing altogether their purchases of new gas. Substantially all of the Company's natural gas production, other than that sold under the Gas Contract, is sold at market responsive prices.

     In view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, the Company is unable to accurately predict future oil and gas prices and demand or the overall effect they will have on the Company. The Company does not believe that the loss of any of its oil purchasers would have a material adverse effect on the Company's operations. Additionally, since substantially all of the Company's gas sales are on the spot market, the loss of one or more gas purchasers should not materially and adversely affect the Company's financial condition.

     Sales to Texas Gas Transmission Company and Warren Petroleum Corporation accounted for 42% of 1995 revenues. Sales to Texas Gas Transmission Company, Warren Petroleum Corporation and United LP Gas Corporation accounted for 58% of revenues in 1994. Sales to American Exploration Company, Bass Enterprises Production Co., Unocal Exploration Corp. and Monterey Pipeline Company accounted for 48% of revenues in 1993. Management of the Company does not believe that the loss of any single customer or contract would materially affect the Company's business.

Regulation
----------

     Oil and Gas Regulation

     The availability of a ready market for any oil and gas production depends upon numerous factors beyond the Company's control. These factors include state and Federal regulation of oil and gas production as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

an available gas pipeline in the areas in which the Company may conduct operations. State and Federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and gas plants also are subject to the jurisdiction of various Federal, state and local agencies.

     Environmental Regulation

     General. The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations controlling the release of materials in the environment or otherwise relating to the protection of the environment will not have a material effect upon the operations, capital expenditures, earnings or the competitive position of the Company.

     Activities of the Company with respect to exploration, drilling and production from wells, natural gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing natural gas and other products, are subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of planning, designing, installing and operating such facilities. In most instances, the regulatory requirements relate to water and air pollution control measures.

     Waste Disposal. The Company currently owns or leases, and has in the past owned or leased, numerous properties that have been used for production of oil and gas for many years. Although the Company has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company. In addition, many of these properties have been operated by third parties over whom the Company had no control as to such entities' treatment of hydrocarbons or other wastes or the manner in which such substances may have been disposed of or released. State and federal laws applicable to oil and gas wastes and properties have become more strict. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     The Company may generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------


     Superfund. The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund law", imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current owner and operator of a facility and persons that disposed of or arranged for the disposal of the hazardous substances found at a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of its operations, the Company may have generated and may generate wastes that fall within CERCLA's definition of hazardous substances. The Company may also be an owner of facility on which hazardous substances have been released by previous owners or operators. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such wastes have been released. Neither the Company nor, to its knowledge, its predecessors has been named a potentially responsible person under CERCLA nor does the Company know of any prior owners or operators of its properties that are named as potentially responsible parties related to their ownership or operation of such property.

     Air Emissions. The operations of the Company are subject to local, state and federal regulations for the control of emissions of air pollution. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require the Company to forego construction, modification or operation of certain air emission sources, although the Company believes that in the latter cases it would have enough permitted or permittable capacity to continue its operations without a material adverse effect on any particular producing field.

     Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A responsible party includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability to each responsible party for oil removal costs and a variety of public and private damages. Few defenses exist to the liability imposed by OPA.

     OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, an advance notice of intention to adopt a rule under OPA was published that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. The Company cannot predict the final form of the financial responsibility rule that will be adopted but such rule has the potential to result in the imposition of substantial additional

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------


annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

     Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

Competition
-----------

     The oil and gas industry is highly competitive in all of its phases. The Company will encounter competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties and the marketing of oil and gas. Many of these companies possess greater financial and other resources than the Company and Torch. Torch also manages companies that may compete with the Company. Competition for acquisition of producing properties will be affected by the amount of funds available to the Company, information about a producing property available to the Company and any standard established by the Company for the minimum projected return on investment. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition is presented by other pipelines and gas gathering systems. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. Because the primary markets for NGLs are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

ITEM 2.  PROPERTIES
-------------------

Reserves, Productive Wells, Acreage and Production
--------------------------------------------------

     The Company holds interests in oil and gas properties, all of which are located in the United States. The Company's principal developed properties are located in Texas, Louisiana and the Gulf of Mexico in state and federal waters, and undeveloped acreage is located primarily in Texas and Louisiana. Estimated net proved oil and gas reserves at June 30, 1995 increased approximately 365% over June 30, 1993, primarily as a result of acquisitions of producing properties. (See Note 3 of the Notes to Consolidated Financial Statements). The Company has not filed any oil or gas reserve information with any foreign government or Federal authority or agency.

     The following table sets forth certain information, as of June 30, 1995, which relates to the Company's principal oil and gas properties:

                                                  Net Proved
                                                   Reserves               1995 Net Production
                                          -------------------------     -------------------------
                                             Oil               Gas         Oil              Gas
Field                                      (MBBLS)           (MMCF)      (MBBLS)           (MMCF)
-----                                      -------           ------      -------           ------

Fort Trinidad field, TX..............          585           2,984           10   /(2)/      52  /(2)/
McFarlan field, TX...................           20           3,010            4   /(1)/     635  /(1)/
Giddings field, TX...................          193           2,751           16   /(2)/     197  /(2)/
Fausse Pointe field, LA..............          481             144          ---             ---
Cove field, TX.......................           11           6,968          ---             110  /(2)/
S. Fort Trinidad field,TX............          310             ---           21   /(2)/     ---
Monroe Gas field, LA.................          ---           2,042          ---             310
S.W. Lake Bouef field, LA............           91             391            6   /(2)/      25  /(2)/
Lake Hatch field, LA.................          117             268            6   /(2)/      37  /(2)/
N.W. Panther Reef field, TX..........           28           1,044            3             116
Others...............................          761          10,557          150           1,450
                                           -------        --------       ------         -------
     Total...........................        2,597          30,159          216           2,932
                                           =======        ========       ======         =======

(1)  Includes production from date of acquisition on August 26, 1994
(2)  Includes production from date of acquisition on February 28, 1995

Acreage
-------

     The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of June 30, 1995. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

                                              Gross            Net
                                              -----            ---

              Developed Acreage              251,365          27,425
              Undeveloped Acreage             75,954          18,660
                                           ---------        --------
                  Total                      327,319          46,085
                                           =========        ========

Development of the Company's acreage in Fausse Pointe field is to begin in late 1995.

Productive Wells
----------------

     The following table sets forth Bellwether's gross and net interests in productive oil and gas wells as of June 30, 1995. Productive wells are producing wells and wells capable of production.

                                    Gross              Net
                                    -----              ---

              Oil Wells..........    407.00            53.35
              Gas Wells..........  1,402.00           660.59
                                   --------        ---------
              Total                1,809.00           713.94
                                   ========        =========

Production
----------

          The Company's principal production volumes during the year ended June 30, 1995 were from the states of Louisiana and Texas, and from the Gulf of Mexico in federal and state waters.

          Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appears in Note 10 of the Notes to Consolidated Financial Statements.

Drilling Activity and Present Activities
----------------------------------------

          During the three year period ended June 30, 1995, the Company's principal drilling activities occurred in the continental United States and offshore in federal and state waters.

          The Company had two gross (.29 net) wells drilling and one gross (.03 net) well awaiting completion at June 30, 1995. The following table sets forth the results of drilling activity by the Company, net to its interest, for the last three calendar years. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. A "net well" is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

                               Exploratory Wells
                               -----------------
              Gross                                      Net
-----------------------------------   ---------------------------------------
                Dry                                      Dry
   Productive  Holes   Total            Productive      Holes       Total
-----------------------------------------------------------------------------

1993    1       4        5                  .09          .51          .60
1994    1       1        2                  .10          .20          .30
1995    3       4/(1)/   7                  .27          .65          .92

                               Development Wells
                               -----------------
              Gross                                      Net
-----------------------------------   ---------------------------------------
                Dry                                      Dry
   Productive  Holes   Total            Productive      Holes       Total
-----------------------------------------------------------------------------

1993    1      ---       1                  .30          ---          .30
1994    1       2        3                  .08          .27          .35
1995    1       2        3                  .30          .18          .48

/(1)/  Includes well drilled on the Serj Permit in Tunisia

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

Gas Plant and Gas Gathering Facilities
--------------------------------------

As of June 30, 1995 the Company owned interests in the following gas plant and gas gathering facilities:

                                                                     1995
                                                         Capacity Throughput Ownership
       Facility       State       Operator                MMCFD     MMCFD     Interest
       --------       -----       --------                -----     -----     --------

       Snyder Gas      TX         Torch Energy              60      24.3      11.98%
       Plant                      Marketing Inc.

       Diamond M-Sharon Ridge     Exxon Company, U.S.A.      *         *      35.78%
       Gas Plant       TX

       Monroe Gas      LA         West Monroe Gas          4.6       4.1        100%
       Gathering System           Gathering Corporation,
                                  a subsidiary of the Company

       * The Company owns an interest in the Diamond M-Sharon Ridge Gas Plant, however, the plant ceased operations in December, 1993 and has been dismantled. The Snyder Gas Plant processes natural gas on behalf of the Diamond M Plant owners for a fee.

       ITEM 3.  LEGAL PROCEEDINGS
       --------------------------

         Neither the Company nor its subsidiaries is a party to any material pending legal proceedings.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

     Since June 30, 1994, the principal market on which the Company's common stock is traded is the National Market System (NMS) (Symbol:BELW). Prior to June 30, 1994, the Company's common stock was traded on the Small Cap Market. There were approximately 1,231 stockholders of record as of September 5, 1995. The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates that cash flows will be used for expansion of its operations. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Note 6 of the Notes to Consolidated Financial Statements). The following table sets forth the range of high and low bid quotations for the Bellwether Common Stock for the periods indicated through June 30, 1994, and the high and low sales prices, as reported by the NMS thereafter. The bid quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions; hence, they do not represent actual transactions.

                                                     Bid/Sales Price /(1)/
                                                --------------------------------
   Quarter Ended:                                     High             Low
                                                      ----             ---


       September 30, 1993........................   $ 5.75            $ 4.00
       December 31, 1993.........................   $ 7.50            $ 4.50
       March 31, 1994............................   $ 8.25            $ 6.00
       June 30, 1994.............................   $ 7.50            $ 5.00

       September 30, 1994........................   $ 6.50            $ 5.13
       December 31, 1994.........................   $ 6.00            $ 4.63
       March 31, 1995............................   $ 6.25            $ 4.63
       June 30, 1995.............................   $ 6.75            $ 5.50

/(1)/ Prices prior to April 5, 1994 were multiplied by eight to reflect an 8-for-1 reverse stock split on such date.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following selected financial data with respect to the Company should be read in conjunction with the Consolidated Financial Statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                    At and For the Years Ended June 30,
                             -------------------------------------------------
                             1995/(1)/   1994/(2)/    1993     1992     1991
                             ----------  ----------  -------  -------  -------

Oil and gas revenues.......  $    8,507  $    3,706  $ 3,515  $ 2,774  $ 2,804
Gas plant revenues.........       5,678       4,489      ---      ---      ---
Gas gathering
  revenues.................       5,027       2,441       23       51       54
Interest and other
  income...................          97          63      116       82       67
                             ----------  ----------  -------  -------  -------
    Total revenues.........      19,309      10,699    3,654    2,907    2,925

Total expenses
  (including income
  taxes and minority
  interest)................      18,368       9,885    3,613    2,779    2,671
Extraordinary income/(3)/..         ---         ---      ---       65      130
                             ----------  ----------  -------  -------  -------

Net income.................  $      941  $      814  $    41  $   193  $   384
                             ==========  ==========  =======  =======  =======

Earnings per
 common and common
 equivalent share/(4)/.....  $     0.12  $     0.27  $  0.02  $  0.08  $  0.17

Total assets...............  $   74,650  $   35,870  $12,480  $14,140  $10,723

Long-term debt, net of
 current maturities........  $   18,525  $   12,797  $ 1,000  $---     $   300

(1) Reflects operations from Odyssey and Hampton mergers from August, 1994 and February, 1995, respectively.

(2) Includes operations of the Gas Plant and AGRI from dates of acquisition in July and December, 1993, respectively.

(3) Extraordinary income in 1992 and 1991 represents reductions of income taxes resulting from utilization of loss carryforwards.

(4)  Restated to reflect a 1-for-8 reverse stock split in 1994.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Capital Resources and Liquidity
-------------------------------

     Sources of Capital
     ------------------

     During the fiscal year ended June 30, 1995, the Company's principal sources of capital were the issuance of its common stock, borrowings under its bank credit facility and cash flows from operations. During this period, the Company completed a public offering of its stock, and used the net proceeds of $17.2 million to repay indebtedness and to fund a portion of the Odyssey acquisition. In addition, in March 1995, the Company borrowed $19.4 million under its credit facility and used the proceeds to fund the cash portion of the Hampton acquisition. The Company also issued an aggregate of 1.9 million shares of common stock in connection with the Odyssey and Hampton acquisitions. During fiscal year 1995, the Company's cash flows from operations were $5.3 million.

     During fiscal 1994, the Company's primary sources of capital were borrowings under its Credit Facility, which aggregated $8.5 million, and net cash flows from operations which aggregated $3.1 million. In addition, in December 1994, the Company issued 1.4 million shares of common stock in connection with the acquisition of AGRI.

     Uses of Capital
     ---------------

     During the past two fiscal years, the Company's primary uses of its captial have been to fund the acquisitions of the Gas Plant, AGRI, Odyssey and Hampton. The Company also made capital expenditures of $3.4 million and $1.7 million during fiscal 1995 and 1994, respectively, primarily in connection with the development of its properties.

Financing Activities
--------------------

     On February 28, 1995, the Company entered into a credit facility ("Credit Facility") with a commercial bank providing for an initial borrowing base of $29.8 million. Borrowings under the Credit Facility are secured by the Company's interests in oil and gas properties and in the Gathering System and the Gas Plant. The maturity date for both facilities is March 31, 1999. The interest rate is either the agent bank's prime rate or the adjusted Eurodollar Rate plus 1 3/4% at the Company's option. A commitment fee of three-eighths of one percent (0.375%) per annum is charged on the unused portion of the Credit Facility. The interest rate on the Company's borrowings at June 30, 1995 was approximately 7.875%.

     The Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and a ratio of consolidated liabilities to consolidated tangible net worth. In addition, the Company may not pay dividends of greater than 20% of its consolidated after-tax net income in any fiscal year or make any other payment on account of its capital stock or redeem or purchase any of its capital stock.

               BELLWEATHER EXPLORATION COMPANY AND SUBSIDIARIES
               ------------------------------------------------


Other Matters
-------------

Dividends
---------

     At present, there is no plan to pay dividends on common stock. The Company maintains a policy of reinvesting its discretionary cash flows for the expansion of its business and operations.

Gas Balancing Positions
-----------------------

     It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of gas balancing positions as of June 30, 1995 is not anticipated to adversely impact the financial condition of the Company.

Outlook
-------

     The Company has adopted a $5.7 million capital budget for fiscal 1996, primarily for development drilling activities. The Company believes its working capital, cash provided by operating activities, property divestitures, project financing resources and the revolving credit facility are sufficient to meet these capital commitments. The Company is reviewing several acquisitions, any one of which could materially exceed the planned capital expenditure levels. It is anticipated that such acquisitions, if consummated, would be funded through additional borrowings and/or the issuance of securities.

     Inflation has not had a material impact on the Company and is not expected to have a material effect on the Company in the future.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               ------------------------------------------------

Results of Operations
---------------------

     The following table sets forth certain oil and gas production information of the Company for the periods presented.

                                                        Year Ended June 30,
                                                       ---------------------
                                                       1995     1994    1993
                                                       ----     ----    ----
    Production
     Oil and condensate (MBBLS)...................      216       71      89
     Natural gas (MMCF)...........................    2,932    1,206     819

    Average sales price
     Oil and condensate (per barrel)..............  $ 16.89  $ 15.27  $19.21
     Natural gas (per MCF)........................  $  1.66  $  2.17  $ 2.21

    Average unit production cost
     per equivalent barrel (6 MCF
     equal 1 barrel)..............................  $  4.05  $  4.75  $ 5.65

    Average unit depletion rate
     per equivalent barrel (6 MCF
     equal 1 barrel)..............................  $  5.52  $  5.71  $ 6.46

Operations of the Gas Plant, which was acquired July 30, 1993 and December 31, 1993, are summarized as follows:

                                                       1995           1994
                                                     -----------------------

Product sales volume - (MGALS)....................   16,045           15,756

Average sales price per gallon....................  $   .29          $   .25

Revenues: ($000)
  Product sales...................................  $ 4,568          $ 3,868
  Operating fees..................................      768              481
  Residual gas sales..............................      324              140
                                                    -------          -------
Total revenues....................................    5,678            4,489

Operating expenses ($000).........................    3,004            2,421
                                                    -------          -------

Operating margin ($000)...........................  $ 2,674          $ 2,068
                                                    =======          =======

Operations of the Gathering System, acquired in December 1994, are summarized as follows:

  Net throughput (MMCF per day).....................      4.1             3.9

  Gas gathering revenues ($000).....................  $ 5,027         $ 2,441
  Operating expenses ($000).........................    3,074           1,592
                                                      -------         -------

  Operating margin ($000)...........................  $ 1,953         $   849
                                                      =======         =======

See Note 8 for industry segment information.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

Revenues:
---------

Oil and gas revenues for fiscal 1995 were $8.5 million, or 130% higher than fiscal 1994 oil and gas revenues of $3.7 million. In 1994, oil and gas revenues were 5% higher than the fiscal 1993 oil and gas revenues of $3.5 million. The Company's mergers with Odyssey and Hampton are responsible for the increased revenues during fiscal 1995. During the three year period, the volatility of oil and gas prices directly impacted revenues. Most significantly, natural gas prices decreased in fiscal 1995 to $1.66 per MCF from $2.17 per MCF in fiscal 1994.

     Gas plant revenues were $5.7 million in fiscal 1995, or 26.5% higher than fiscal 1994 revenues of $4.5 million. The increase is due to the purchase of interests in the Gas Plant in July and December, 1993. Revenues for fiscal 1995 were impacted favorably by a 16% increase in natural gas liquids price per gallon.

     Gas gathering revenues increased to $5.0 million in fiscal 1995, or 106% over fiscal 1994 revenues of $2.4 million due to the purchase of AGRI in December, 1993.

Expenses:
---------

     Production expenses for fiscal 1995 totaled $2.9 million, as compared to $1.3 million in fiscal 1994 and $1.3 million in fiscal 1993. The 121% increase in fiscal 1995 over fiscal 1994 and 1993 was attributable primarily to the Odyssey and Hampton mergers. Fiscal 1994 and 1993 expenses remained virtually constant as increases in operating costs due to the AGRI merger were offset by reductions in operating expenses in Alabama Ferry and other fields.

     Gas Plant expenses were $3.0 million or 24% higher in fiscal 1995 than in fiscal 1994, which was the initial year of Gas Plant operations.

     Gas Gathering expenses in fiscal 1995 of $3.1 million are 93% over the prior year total of $1.6 million, due to the reflection of an entire year of operations in 1995. The gas gathering facilities were acquired in the AGRI merger in December 1993.

     Depreciation, depletion and amortization of $5.3 million reflects an increase of 112% for fiscal 1995 over $2.5 million in fiscal 1994. Such increase reflects additional production volumes from the Odyssey and Hampton mergers. Additionally, a full year of depreciation was included for the gas plants and gas gathering facilities in fiscal 1995. In fiscal 1994, depreciation, depletion and amortization was 71% higher than the fiscal 1993 amount due to the additional volumes from the AGRI merger and the purchase of the Gas Plants and the gathering system.

     General and administrative expenses totaled $2.7 million, $1.2 million and $0.8 million for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. The management fee with Torch accounted for $0.6 million and $0.1 million of the increase in general and administrative expenses in fiscal 1995 and fiscal 1994, respectively, and is due to the significant growth of assets and cash flows experienced by the Company. Additionally, the mergers with Odyssey and Hampton added to the increases in salaries and other administrative overhead.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

     Interest expense increased to $1.2 million in fiscal 1995 from $0.7 million in fiscal 1994 and $77,000 in fiscal 1993. Such increase is due to the increase of debt facilities which financed a portion of the Mergers.

The Company has not recorded a provision for income taxes in fiscal 1995, 1994 or 1993. The amounts of $9,000 in fiscal 1995 and $21,000 in fiscal 1993 reflect actual payments of alternative minimum tax. Prior to the Hampton merger, the Company's net operating loss was sufficient to eliminate any deferred tax liability. Upon merging with Hampton, the Company was required to record a deferred tax liability of $2.4 million.

Net Income
----------

     Net income of $0.9 million was generated in fiscal 1995, as compared to $0.8 million and $41,000 in fiscal 1994 and fiscal 1993, respectively.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------

                                                               PAGE
                                                              NUMBER
                                                              ------

Independent Auditors' Report................................    21

Financial Statements:

  Consolidated Balance Sheets as of June 30, 1995
   and 1994.................................................    23

  Consolidated Statements of Operations for the Years Ended
   June 30, 1995, 1994 and 1993.............................    25

  Consolidated Statements of Changes in Stockholders'
   Equity for the Years Ended June 30, 1995, 1994 and 1993..    26

  Consolidated Statements of Cash Flows for the Years Ended
   June 30, 1995, 1994 and 1993.............................    27

  Notes to Consolidated Financial Statements................    29

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders of
Bellwether Exploration Company and Subsidiaries



We have audited the accompanying consolidated balance sheets of Bellwether Exploration Company and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bellwether Exploration Company and Subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



DELOITTE & TOUCHE LLP

Houston, Texas
August 25, 1995

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
Bellwether Exploration Company:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Bellwether Exploration Company and subsidiaries for the year ended June 30, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bellwether Exploration Company and subsidiaries for the year ended June 30, 1993, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Houston, Texas
September 10, 1993

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (Amounts in thousands)

                                     ASSETS
                                     ------

                                              JUNE 30,   JUNE 30,
                                                1995       1994
                                              ---------  ---------
CURRENT ASSETS:

Cash and cash equivalents...................  $  1,088   $  1,452
Accounts receivable and accrued
 revenues...................................     5,322      2,243
Accounts receivable - related parties.......       ---        556
Prepaid expenses............................       217         68
                                              --------   --------
  Total current assets......................     6,627      4,319
                                              --------   --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Oil and gas properties (full cost
 method) including $15,125 and $832
 of unproved properties which are excluded
 from amortization in 1995 and 1994,
 respectively...............................    71,426     29,750
Gas gathering system........................     6,011      5,873
Gas plant facilities........................    13,049     12,962
                                              --------   --------
                                                90,486     48,585
Less accumulated depreciation,
  depletion and amortization................   (23,291)   (17,979)
                                              --------   --------
                                                67,195     30,606
                                              --------   --------

OTHER ASSETS................................       828        945
                                              --------   --------

                                              $ 74,650   $ 35,870
                                              ========   ========



                See Notes to Consolidated Financial Statements.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                     (Amounts in thousands, except shares)

                                                JUNE 30,  JUNE 30,
                                                  1995      1994
                                                --------  ---------
CURRENT LIABILITIES:

Accounts payable - related parties............   $    76   $ 1,265
Accounts payable and accrued liabilities......     1,774     1,480
Current maturities of long-term debt..........     6,023     1,823
                                                 -------   -------
     Total current liabilities................     7,873     4,568
                                                 -------   -------

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES..    18,525    12,796

DEFERRED INCOME TAXES.........................     2,400       ---

OTHER LIABILITIES.............................       151       ---

MINORITY INTEREST IN GAS PLANT
  VENTURES....................................       254       134

CONTINGENCIES.................................       ---       ---

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value,
 1,000,000 shares authorized, none issued
 or outstanding at June 30, 1995 and 1994,
 respectively.................................       ---       ---

Common stock, $.01 par value,
 15,000,000 shares authorized, 9,045,479 and
 3,722,322 shares issued and outstanding at
 June 30, 1995 and 1994, respectively.........        90        37
Additional paid-in capital....................    41,472    15,490
Retained earnings.............................     3,885     2,944
                                                 -------   -------
                                                  45,447    18,471
Less treasury stock at cost; no shares
  and 15,048 common shares at June 30,
  1995 and 1994, respectively.................       ---       (99)
                                                 -------   -------
    Total stockholders' equity................    45,447    18,372
                                                 -------   -------

                                                 $74,650   $35,870
                                                 =======   =======


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                      Year Ended June 30,
                                       --------------------------------------------------
                                            1995              1994               1993
                                       --------------   ---------------     -------------
REVENUES:

  Oil and gas revenues..........       $        8,507   $         3,706     $      3,515
  Gas plant revenues............                5,678             4,489              ---
  Gas gathering revenues........                5,027             2,441               23
  Interest and other income.....                   97                63              116
                                       --------------   ---------------     ------------
                                               19,309            10,699            3,654
                                       --------------   ---------------     ------------

COSTS AND EXPENSES:

  Production expenses...........                2,856             1,294            1,273
  Gas plant expenses............                3,004             2,421              ---
  Gas gathering expenses........                3,074             1,592              ---
  General and administrative
   expenses.....................                2,739             1,234              787
  Depreciation, depletion and
   amortization.................                5,269             2,489            1,455
  Interest expense..............                1,245               721               77
                                       --------------   ---------------     ------------
                                               18,187             9,751            3,592
                                       --------------   ---------------     ------------

Income before income taxes
  and minority interest.........                1,122               948               62

Provision for income taxes......                    9               ---               21

Minority interest in gas plant
  ventures......................                  172               134              ---
                                       --------------   ---------------     ------------

Net income......................       $          941   $           814     $         41
                                       ==============   ===============     ============

Net income per share............       $         0.12   $          0.27     $       0.02
                                       ==============   ===============     ============

Weighted average common and
 common equivalent shares
 outstanding....................                7,713             3,006            2,289
                                       ==============   ===============     ============

                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                      CONSOLIDATED STATEMENTS OF CHANGES
                      ----------------------------------
                            IN STOCKHOLDERS' EQUITY
                            -----------------------
                            (Amounts in thousands)

                                                              ADDITIONAL
                           COMMON STOCK      PREFERRED STOCK   PAID-IN    RETAINED       TREASURY STOCK
                                             ---------------                             --------------
                         SHARES    AMOUNT  SHARES      AMOUNT  CAPITAL    EARNINGS    SHARES      AMOUNT   TOTAL
                         ------    ------  ------      ------  -------    --------    ------      ------   -----
Balance June 30,
1992....................  2,318   $ 1,156     ---      $  ---  $ 7,598      $2,089        29      $ (115)  $10,728
Net earnings............    ---       ---     ---         ---      ---          41        --         ---        41
                          -----   -------  ------      ------  -------     -------    ------      ------   -------

Balance June 30,
1993....................  2,318     1,156     ---         ---    7,598       2,130        29        (115)   10,769
Shares issued in merger
with Associated Gas
Resources, Inc..........  1,419       708     ---         ---    6,066         ---        --         ---     6,774
To change par value
per share...............    ---    (1,827)    ---         ---    1,827         ---        --         ---       ---
Other...................    ---       ---     ---         ---       (1)        ---       (15)         16        15
Net earnings............    ---       ---     ---         ---      ---         814        --         ---       814
                          -----   -------  ------      ------  -------     -------    ------      ------   -------

Balance June 30,
1994....................  3,737        37     ---         ---   15,490       2,944        15         (99)   18,372
Shares issued in public
stock offering..........  3,400        34     ---         ---   17,204         ---        --         ---    17,238
Cancelation of
treasury stock..........    (15)      ---     ---         ---      ---         ---       (15)         99        99
Shares issued in merger
with Odyssey Partners,
Ltd.....................    917         9     ---         ---    3,944         ---        --         ---     3,953
Shares issued in merger
with Hampton
Resources Corporation...  1,006        10     ---         ---    4,834         ---        --         ---     4,844
Net earnings............                                                       941                             941
                          -----   -------  ------      ------ --------      ------    ------      ------   -------
Balance June 30, 1995...  9,045   $    90     ---      $  ---  $41,472      $3,885        --      $  ---   $45,447
                          =====   =======  ======      ====== ========      ======    ======      ======   =======


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (AMOUNTS IN THOUSANDS)

                                          Year Ended June 30,
                                     -----------------------------
                                       1995       1994      1993
                                     ---------  --------  --------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income.........................  $     941   $   814   $    41
Adjustments to reconcile net
income to net cash provided
by operating activities:
  Depreciation, depletion and
  amortization.....................      5,382     2,530     1,472
  Minority interest in gas
    plant ventures.................        120       120       ---

Change in assets and liabilities,
   net of acquisition effects:
  Accounts receivable and
    accrued revenues...............      1,548       (73)        6
  Prepaid expenses.................        117                  12
  Accounts payable and
    accrued expenses...............     (2,047)     (464)      (46)
  Due (to) from affiliates.........       (633)      750        67
  Other assets.....................       (145)     (555)        3
                                       --------   -------   -------

NET CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES..............      5,283     3,122     1,555
                                       --------   -------   -------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Additions to oil and gas
  properties.......................    (27,039)     (782)   (1,789)
Proceeds from sales of
  oil and gas properties...........        265        36       431
Additions to gas plant facilities..        (87)   (8,567)      ---
Additions to gas gathering
  system...........................       (138)      (82)      ---
Other..............................       (290)      (28)      (32)
                                       --------   -------   -------

NET CASH FLOWS USED IN
 INVESTING ACTIVITIES..............    (27,289)   (9,423)   (1,390)
                                     ----------  --------  --------



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------
                             (AMOUNTS IN THOUSANDS)

                                                 Year Ended June 30,
                                 ---------------------------------------------
                                       1995          1994            1993
                                 --------------  ------------   --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from borrowings..........       25,860         8,471              ---
Net proceeds from issuance of
 common stock.....................       17,238           ---              ---
Payments of long-term debt........      (21,456)       (1,151)             ---
Repayment of short-term
 payable..........................          ---           ---           (2,186)
Proceeds from note receivable.....          ---                             40
Other.............................          ---            14              ---

NET CASH FLOWS PROVIDED BY........     --------       -------           ------
 (USED IN) FINANCING
  ACTIVITIES......................       21,642         7,334           (2,146)
                                       --------       -------           ------

Net decrease in cash
  and cash equivalents............         (364)        1,033           (1,981)
Cash and cash equivalents at
  beginning of year...............        1,452           419            2,400
                                       --------       -------          -------

CASH AND CASH EQUIVALENTS AT END
OF YEAR...........................     $  1,088       $ 1,452          $   419
                                       ========       =======          =======



                See Notes to Consolidated Financial Statements.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   ORGANIZATION
     ------------

     Bellwether Exploration Company ("the Company") was formed as a Delaware corporation in 1994 to succeed to the business and properties of its predecessor company pursuant to a merger, the primary purpose of which was to change the predecessor company's state of incorporation from Colorado to Delaware. In connection with the merger, the predecessor company effected a 1-for-8 reverse stock split. The predecessor company was formed in 1980 from the consolidation of the business and properties of related oil and gas limited partnerships. References to Bellwether or the Company include the predecessor company, unless the context requires otherwise.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Bellwether Exploration Company and its wholly-owned subsidiaries. Snyder Gas Plant Venture and NGL/Torch Gas Plant Venture and their 11.98% and 35.78% investments in the Snyder and Diamond M-Sharon Ridge Gas Plants have been pro rata consolidated. Minority interests have been deducted from results of operations and stockholders' equity in the appropriate period. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Oil and Gas Properties
     ----------------------

     The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs) are capitalized as incurred.
     Oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants.
     Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Depletion expense per equivalent barrel of production was approximately $5.52 in 1995, $5.71 in 1994 and $6.46 in 1993. Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves, such excess capitalized costs would be charged to operations. No such write-down in book value was required in 1995, 1994 and 1993.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

     Gas Plants and Gas Gathering Facilities
     ---------------------------------------

     Gas plant and gas gathering facilities include the costs to acquire certain gas plants, gas gathering facilities and to secure rights-of-way. Capitalized costs associated with gas plants and gas gathering facilities are amortized primarily over the estimated useful lives of the various components of the facilities utilizing the straight-line method. The estimated useful lives of such assets range from four to fifteen years.

     Gas Imbalances
     --------------

     The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are recieved or are receivable on the accrual basis. The Company's imbalance was immaterial at June 30, 1995 and 1994.

     Earnings Per Share
     ------------------

     Earnings per share calculations are based on the weighted average number of common shares and common share equivalents and earnings attributable to common stockholders. Common share equivalents include dilutive common stock options. Such options do not have a material effect in the calculations of earnings per share. Prior periods have been restated to reflect the 1 for 8 reverse stock split which occurred 1994.

     Income Taxes
     ------------

     Deferred taxes are accounted for under the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs.

     Statements of Cash Flows
     ------------------------

     For cash flow presentation purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash for 1995, 1994 and 1993 was $1.2 million, $0.7 million and $74,000, respectively. Income taxes paid in cash for 1995 and 1993 were $9,000 and $21,000, respectively. During 1995 and 1994, a portion of the the mergers with Associated Gas Resources Inc. ("AGRI"), Odyssey Partners, Ltd. (Odyssey") and Hampton Resources Corporation ("Hampton"), collectively the ("Mergers") was financed by assumption of debt of $6.1 million for AGRI, $1.4 million for Odyssey and $4.1 million for Hampton. Common stock with a value of $4.0 million and $4.8 million were issued as part of the costs of the Odyssey and Hampton mergers in 1995, respectively. In 1994, common stock with a value of $6.8 million was issued for the AGRI merger.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Reclassifications
     -----------------

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

3.   ACQUISITIONS, MERGERS AND PRO FORMA FINANCIAL INFORMATION
     ---------------------------------------------------------

     During the last three years, the Company has completed the following mergers and acquisitions:

     On February 28, 1995 the Company acquired Hampton in exchange for $17.0 million in cash and 1,006,458 shares of the Company's common stock. The Company had paid previous to the merger $2.7 million to acquire common and preferred stock of Hampton and incurred $1.4 million in expenses in arranging the merger, making the total cash outlay of $21.1 million and common stock valued at $4.8 million for a total cost of $25.9 million for the acquisition of Hampton. Hampton is an energy company engaged in the exploration, acquisition and production of oil and natural gas.

     On August 26, 1994 the Company acquired Odyssey in exchange for $5.6 million in cash (funded from a common stock offering which closed on the same date) and 916,665 shares of the Company's common stock for a total cost of $9.6 million. Odyssey is an exploration company which assembles, exploits and operates oil and gas properties using state-of-the-art 3-D seismic and computer-aided exploration technology. Odyssey's primary areas of operation have been the onshore Gulf Coast region and the Permian Basin area of West Texas and Southeast New Mexico.

     On December 31, 1993 AGRI merged into the Company in consideration of the issuance of 1,419,726 shares of the Company's common stock and cash payments of $232,000 for a total cost of $7.0 million. AGRI's principal assets are a gas gathering system located in Union Parish, Louisiana (the Gas "Gathering System"); a 4.12% interest in the Snyder Gas Plant; a 12.52% interest in the Diamond M-Sharon Ridge Gas Plant (the "Gas Plants"); working interests in approximately 828 wells in Union, Morehouse and Ouachita Parishes, Louisiana; and small non-operated working interests in approximately 137 gas wells in Oklahoma.

     On July 30, 1993 the Company acquired certain interests in the Gas Plants, both in Scurry County, Texas, for a purchase price of $8.45 million.

     The following table presents the unaudited proforma results of operations as if the mergers had all occurred on July 1, 1993. The Mergers were accounted for as purchases, and their results of operations are included in the Company's results of operations from the dates of acquisition. The Company's pro forma results are based on assumptions and estimates and are not nessarily indicative of the Company's results of operations had the transactions occurred as of July 1, 1993, or those in the future (in thousands, except earnings per share).

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


                                       YEAR ENDED JUNE 30,
                                      -------------------
                                        1995       1994
                                        ----       ----

     Revenues                          $24,747   $32,347

     Expenses                           24,099    26,463
                                       -------   -------
     Earnings before minority
       interest and income taxes           648     5,884
     Provision for income taxes              9       ---
     Minority interest                     172       191
                                       -------   -------

     Net earnings                      $   467   $ 5,693
                                       -------   -------

     Net earnings per common share     $  0.05   $  0.59

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company is a party to a management agreement with Torch Energy Advisors Incorporated ("Torch") which was renewed for one year on September 1, 1993 and amended effective January 1, 1994. Torch is currently an affiliate of Torchmark Corporation ("Torchmark"), an insurance and diversified financial services holding company and the parent corporation of Torch. The management agreement requires Torch to administer the business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% of the average of the book value of the Company's total assets, excluding cash, plus reimbursement of certain costs incurred on behalf of the Company for the management of its oil and gas properties, plus 2% of annual operating cash flows (as defined) during the period in which the services are rendered. The initial term of this agreement (as amended) is six years. Thereafter, the agreement renews automatically for successive one-year periods until terminated by either party in accordance with the applicable provisions of the agreement. For the years ended June 30, 1995, 1994 and 1993, management fees paid to Torch amounted to $1.2 million, $0.6 million and $0.5 million, respectively. Additionally, in the ordinary course of business, the Company incurs intercompany balances resulting from the payment of costs and expenses by affiliated entities on behalf of the Company. Torch may charge interest on any unpaid balances not paid within 30 days, however, no such interest has been charged by Torch since the inception of the agreement. In December 1993, Torch was issued a warrant to purchase 187,500 shares of the Company's common stock at a price of $6.40 per share for its services in identifying and negotiating the AGRI merger. Such options expire December 31, 1998. In March 1995, Torchmark and Summit Partners ("Summit") entered into a letter of intent pursuant to which Torchmark agreed to sell substantially all of the business of Torch to a corporation to be formed by Summit and management of Torch. Following the consummation of such transaction, Torchmark would continue to own 10% of Torch's outstanding common stock. Closing of such transaction, however, is subject to the fulfillment of several conditions, including the results of a due diligence review and the acquisition of

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     acceptable financing and regulatory approval. No assurance can be given that such transaction will be consummated.

     A subsidiary of Torch markets natural gas production from certain oil and gas properties and gas plants in which the Company owns an interest. Fees of 2% of revenues are paid for such marketing services; in 1995, 1994 and 1993 such charges were $12,000, $3,000 and $5,000, respectively.

     Costs of the evaluation of potential property acquisitions are incurred by Torch on behalf of the Company. The Company was charged $193,000 and $38,000 for these costs in 1995 and 1993, respectively.

     Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's overhead charged for these activities for the years ended June 30, 1995, 1994 and 1993 was $176,000, $44,000 and $65,000,
     respectively. Certain fees for operation of Company properties are paid by Torch to the Company. Such fees were $62,000, $24,000 and $199,000 in the years ended June 30, 1995, 1994 and 1993, respectively.

     Torch became the operator of the Gas Plants on December 1, 1993. For the year ended June 30, 1994, operators overhead fees paid to Torch amounted to $38,000. In fiscal 1995, the fees paid totaled $71,000.

5.   STOCKHOLDERS' EQUITY
     --------------------

     Common and Preferred Stock
     --------------------------

     The Certificate of Incorporation of the Company authorizes the issuance of up to 15,000,000 shares of common stock and 1,000,000 shares of preferred stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. All shares of common stock have equal voting rights of one vote per share on all matters to be voted upon by stockholders. Cumulative voting for the election of directors is not permitted. Certain restrictions contained in the Company's loan agreements limit the amount of dividends which may be declared. There is no present plan to pay dividends on common stock as the Company intends to reinvest its cash flows for the expansion of its business and operations.

     On April 4, 1994, shareholders approved the merger of Bellwether Exploration Company, a Delaware corporation, into the Company. The common stock of the Company was converted into one-eighth share of the newly formed Company's common stock. The number of authorized shares of the common and preferred shares of the newly formed company was fixed at 15,000,000 and 1,000,000, respectively.

     During the first quarter of fiscal 1995, the Company consummated the sale of 3,650,000 shares of common stock. The net proceeds to the Company were $17.3 million which were used for the Odyssey and Hampton mergers and general corporate purposes. Of the shares sold, 3,400,000 were newly-issued by the Company and 250,000 were sold by certain stockholders.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------



     1988 Stock Option Plan
     ----------------------

     In 1988, the Board of Directors and stockholders approved the Company's 1988 Non-Qualified Stock Option Plan ("1988 Plan"). The Company has reserved 131,325 shares of common stock under the 1988 Plan. Options under the 1988 Plan are granted by the Compensation Committee to any director, executive officer or key employee of the Company. The exercise price of an option is 100% of the fair market value on the date of the grant. Options granted under the 1988 Plan may be exercised at any time for up to 10 years from the date of grant but prior to termination of the 1988 Plan on March 25, 1998, or such shorter time as the Compensation Committee determines.

     1994 Stock Incentive Plan
     -------------------------

     In 1994, the Board of Directors adopted the Bellwether Exploration Company 1994 Stock Incentive Plan (the "1994 Plan"). The Company has reserved 825,000 shares of Common Stock under the 1994 Plan.

     The 1994 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has full power to select, from among the persons eligible for awards, the individuals to whom awards are granted, to make any combination of awards to any participant and to determine the specific terms of each grant, subject to the provisions of the 1994 Plan.

     Directors, officers and key employees of the Company and officers and key employees of Torch who render services for the Company under the Management Agreement are eligible to receive stock options or performance shares under the 1994 Plan. Members of the Board of Directors who are not employed by the Company ("Non-employee Directors") receive annual automatic grants of stock options.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Stock Incentive Plans
     ---------------------

     A summary of activity in the stock option plans during 1995, 1994 and 1993 is set forth below:

                                                                                 Option
                                                                 Number           Price
                                                               of shares/(1)/     Range/(1)/
                                                             ---------------  ---------------
     Balance at June 30, 1992.............................           149,215  $ 3.00 -$  5.25
       Granted............................................             2,500          $  5.13
                                                             ---------------  ---------------
     Balance at June 30, 1993.............................           151,715  $ 3.00 -$  5.25
       Granted............................................           456,950  $ 3.88 -$  7.00
       Surrendered........................................          (114,450)         $  4.50
       Exercised..........................................          ( 22,890)         $  3.25
                                                             ---------------  ---------------
     Balance at June 30, 1994.............................           471,325  $ 3.00 -$  7.00

       Granted............................................           450,000  $ 5.56 -$  5.94
                                                             ---------------  ---------------
     Balance at June 30, 1995.............................           921,325  $ 3.00 -$  7.00
                                                             ===============  ===============

     Exercisable at June 30, 1995.........................           735,775  $ 3.00 -$  7.00
                                                             ===============  ===============

     (1)  Restated for 1 for 8 stock split on April 5, 1994.

6.   LONG-TERM DEBT

     Long-term debt is comprised of the following at June 30, 1995 and 1994 (in thousands):

                                                            1995            1994
                                                          ---------    -------------
     Bank credit facility............................     $  24,548    $      14,619

     Less current maturities.........................        (6,023)          (1,823)
                                                          ---------    -------------

     Long-term debt..................................     $  18,525    $      12,796
                                                          =========    =============

     On February 28, 1995, the Company entered into a credit facility ("Credit Facility") with a commercial bank providing for an initial borrowing base of $29.8 million. Borrowings under the Credit Facility are secured by the Company's interests in oil and gas properties and in the Gathering System and the Gas Plant. The maturity date for both facilities is March 31, 1999. The interest rate is either the agent bank's prime rate or the adjusted Eurodollar Rate plus 1 3/4% at the Company's option. A commitment fee of three-eighths of one percent (0.375%) per annum is charged on the unused portion of the Credit Facility. The interest rate on the Company's borrowings at June 30, 1995 was approximately 7.875%.

     Loan maturities by fiscal year are as follows (in thousands):

               Year ending June 30, 1996                $     6,023
               Year ending June 30, 1997                      7,490
               Year ending June 30, 1998                      6,745
               Year ending June 30, 1999                      4,290
               Year ending June 30, 2000                        ---
                                                        -----------
                                                        $    24,548
                                                        ===========

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

     The Credit Agreement has various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and a ratio of consolidated liabilities to consolidated tangible net worth. In addition, the Company may not pay dividends of greater than 20% of its consolidated after-tax net income in any fiscal year or make any other payment on account of its capital stock or redeem or purchase any of its capital stock.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


7.   INCOME TAXES (IN THOUSANDS)
     ---------------------------

     Income tax expense is summarized as follows:

                                     Year Ended June 30,
                              -----------------------------------
                                1995          1994         1993
                              --------     ---------     --------

     Current
       Federal......          $    9       $     ---     $     21

     Deferred
       Federal......             ---             ---          ---
       State........             ---             ---          ---
                              ------       ---------

                                   9             ---           21
                              ------       ---------     --------

     Total income tax expense $    9       $     ---     $     21
                              ======       =========     ========

The tax effect of temporary differences that give rise to significant portions follows:


                                                        At June 30,
                                                    -------------------
                                                      1995       1994
                                                    ---------  --------

       Net operating loss
         carryforwards....................          $  8,858   $ 4,272
       Percentage depletion
         carryforwards....................               271       ---
                                                    --------   -------
           Total deferred income
              tax assets..................             9,129     4,272
                                                    --------   -------

       Plant, property and
         equipment........................           (11,529)   (2,879)
           Total deferred income tax
              liabilities.................           (11,529)      ---
                                                    --------   -------

       Valuation allowances.....                         ---    (1,393)
       Net deferred income tax
          liability.......................          $ (2,400)  $   ---
                                                    ========   =======

     The Company files a consolidated federal income tax return. Deferred income taxes are provided for transactions which are recognized in different periods for financial and tax reporting purposes. Such temporary differences arise primarily from the deduction for tax purposes of certain oil and gas development costs which are capitalized for financial statement purposes. In the years ended June 30, 1995, 1994 and 1993, the Company has not provided a provision for deferred income taxes due to the availability of sufficient NOLs to offset net income.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Section 382 of the Internal Revenue Code significantly limits the amount of net operating loss ("NOL") and investment tax credit carryforwards that are available to offset future taxable income and related tax liability when a change in ownership occurs after December 31, 1986.

     The Company issued 3,400,000 shares of its common stock on July 20, 1994 to be sold by the Company. As a result of the common stock issuance, the Company has undergone an ownership change. Therefore, the Company's ability to use its NOL for federal income tax purposes is subject to significant restrictions.

     At June 30, 1995, the Company had combined NOL of approximately $26.1 million which will expire in future years beginning in 2002. Due to provisions of Section 382, the Company is limited to approximately $3.5 million utilization of NOL per year, subject to separate return limitation year (SRLY) on Odyssey and Hampton separate returns.

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective July 1, 1993, and has applied the provisions of Statement 109 as of that date.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


8.   SEGMENT INFORMATION
     -------------------

Prior to fiscal 1994 all of the Company's operations were in the exploration and production of oil and natural gas. In fiscal 1994, the Company purchased interests in two gas plants, effective July 30, 1993, and on December 31, 1993 through a merger, the Company acquired a gas gathering system and additional interests in the two gas plants. The results of operations of these business segments are as follows (in thousands):

                                                       Fiscal Year Ended June 30,
                                                     -----------------------------
                                                         1995      1994     1993
                                                     ----------- -------- --------
Revenues:
  Oil and gas                                            $ 8,507  $ 3,706  $ 3,515
  Gas plants                                               5,678    4,489      ---
  Gas gathering                                            5,027    2,441       23
  Other revenues                                              97       63      116
                                                         -------  -------  -------
   Total revenues                                        $19,309  $10,699  $ 3,654
                                                         =======  =======  =======

Operating profit before income tax
  Oil and gas                                            $ 1,758  $   859      787
  Gas plants                                               1,794    1,258      ---
  Gas gathering                                            1,457      589       23
                                                         -------  -------  -------
                                                           5,009    2,706      810
Unallocated corporate expenses                             2,823    1,172      671
Interest expense                                           1,245      721       77
                                                         -------  -------  -------
Income before taxes                                      $   941  $   813  $    62
                                                         =======  =======  =======

Identifiable assets:
  Oil and gas                                            $53,218  $13,763  $11,718
  Gas plants                                              12,219   13,284      ---
  Gas gathering                                            6,070    6,001      ---
                                                         -------  -------  -------
                                                          71,507   33,048   11,718
Corporate assets                                           3,143    2,822      762
                                                         -------  -------  -------
Total assets                                             $74,650  $35,870  $12,480
                                                         =======  =======  =======

Capital expenditures
  Oil and gas                                            $41,676  $ 3,199  $ 2,289
  Gas plants                                                  87   12,962      ---
  Gas gathering                                              138    5,873      ---
                                                         -------  -------  -------
                                                         $41,901  $22,034  $ 2,289
                                                         =======  =======  =======

Depreciation, depletion and
 amortization:
  Oil and gas                                            $ 3,893  $ 1,553  $ 1,455
  Gas plants                                                 880      677      ---
  Gas gathering                                              496      259      ---
                                                         -------  -------  -------
                                                         $ 5,269  $ 2,489  $ 1,455
                                                         =======  =======  =======

The Company does not have export sales or material foreign sales. In 1995, 1994 and 1993, the Company had two customers which accounted for 42% of its revenues, three customers which accounted for 58% of its revenues and four customers which accounted for 48% of its revenues, respectively.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


9.   CONTINGENCIES
     -------------

     The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.


10.  SUPPLEMENTAL INFORMATION - (Unaudited)
     ------------------------

     OIL AND GAS PRODUCING ACTIVITIES:
     ---------------------------------

     Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production are based primarily upon reserve reports prepared by the independent petroleum engineering firms of Williamson Petroleum Consultants, Inc., R.T. Garcia & Co. Inc. and Cawley, Gillespie & Associates, Inc. These estimates are inherently imprecise and subject to substantial revision.

     Estimates of future net cash flows from proved reserves of gas, oil, condensate and natural gas liquids were made in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." The estimates are based on prices at year-end. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pre-tax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGL production. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including: (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and (iv) other business risks.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Costs incurred (in thousands)
     --------------

     The following table sets forth the costs incurred in property acquisition and development activities:

                                     Year Ended June 30,
                                   -----------------------
                                    1995     1994    1993
                                   -------  ------  ------

     Property acquisition:
       Proved properties.........  $25,072  $1,896  $  154
       Unproved properties.......   13,233     295     464
     Exploration.................      530     364     474
     Development.................    2,841     644   1,197
                                   -------  ------  ------

                                   $41,676  $3,199  $2,289
                                   =======  ======  ======

     Capitalized costs (in thousands)
     -----------------

     The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                             Year Ended June 30,
                                       -------------------------------
                                         1995       1994       1993
                                       ---------  ---------  ---------

     Proved properties...............  $ 56,300   $ 28,917   $ 25,943
     Unproved properties.............    15,125        832        643
                                       --------   --------   --------

     Total capitalized costs.........    71,425     29,749     26,586

     Accumulated depreciation,
      depletion and amortization.....   (20,983)   (17,043)   (15,490)
                                       --------   --------   --------

     Net capitalized costs...........  $ 50,442   $ 12,706   $ 11,096
                                       ========   ========   ========

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


Results of operations for producing activities (in thousands)
----------------------------------------------

                                          Year Ended June 30,
                                         ----------------------
                                          1995    1994    1993
                                         ------  ------  ------

Revenues from oil and gas
 producing activities.............       $8,507  $3,706  $3,515

Production costs..................        2,856   1,294   1,273

Depreciation, depletion
 and amortization.................        3,893   1,553   1,455
                                         ------  ------  ------

Results of operations
  from producing activities
  (excluding corporate
  overhead and interest
  costs)..........................       $1,758  $  859  $  787
                                         ======  ======  ======

Per unit sales prices and costs:
-------------------------------
                                          Year Ended June 30,
                                    ---------------------------
                                       1995    1994     1993
                                    -------- -------  ---------
Average sales price:
  Oil (per barrel)................  $  16.89 $ 15.27  $   19.21
  Gas (per MCF)...................  $   1.66 $  2.17  $    2.21

Average production cost
  per equivalent barrel...........  $   4.05 $  4.75  $    5.65

Average unit depletion
  rate per equivalent barrel......  $   5.52 $  5.71  $    6.46

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


Reserves
--------

     The Company's estimated total proved and proved developed reserves of oil and gas are as follows:


                                                               Year Ended June 30,
                                           ----------------------------------------------------
       Description                              1995                1994              1993
------------------------------             -------------       ---------------    -------------
                                          Oil         Gas         Oil      Gas     Oil      Gas
                                         (MBBL)      (MMCF)      (MBBL)  (MMCF)   (MBBL)  (MMCF)
                                        -------      ------      ------  ------   ------  ------
Proved reserves at beginning
  of year.......................            393      10,671         438   7,202     790    8,431

Revisions of previous
  estimates.....................            (61)       (988)        (44)     58    (287)  (1,202)

Extensions and discoveries......            724       1,179         ---     ---       1      ---

Production......................           (216)     (2,932)        (71) (1,206)    (89)    (819)

Sales of reserves in-place......             (1)         (3)        ---     ---     ---      (15)

Purchases of reserves in-place..            ---         163          67     287      23      807

Reserves added in Mergers.......          1,758      22,069           3   4,330     ---      ---
                                          -----      ------         ---  ------    ----   ------

Proved reserves at end of year..          2,597      30,159         393  10,671     438    7,202
                                          =====      ======         ===  ======    ====   ======

Proved developed reserves -
  Beginning of year.............            361       9,154         410   7,151     724    8,345
                                          =====      ======         ===  ======    ====   ======
  End of year ..................          1,891      23,795         361   9,154     410    7,151
                                          =====      ======         ===  ======    ====   ======

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


Discounted future net cash flows (in thousands)
--------------------------------

The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves are shown below:

                                                              Year Ended June 30,
                                             -------------------------------------------------
                                                  1995               1994               1993
                                             ------------         ----------       ------------

Future cash inflows...................           $ 96,738           $ 31,180            $24,220
Future production costs...............            (34,093)           (11,462)            (7,667)
Future development costs..............             (7,738)              (402)              (127)
                                                 --------           --------            -------

Future net cash flows.................             54,907             19,316             16,426
10% discount factor...................            (17,616)            (7,272)            (5,907)
                                                 --------           --------            -------
Standardized measure of
  discounted future net
  cash flows..........................           $ 37,291           $ 12,044            $10,519
                                                 ========           ========            =======


The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                         Year Ended June 30,
                                             --------------------------------------------
                                                1995            1994               1993
                                             ----------      ----------         ----------
Standardized measure -
  beginning of year...................       $ 12,044         $ 10,519            $13,527
Sales, net of production costs........         (5,651)          (2,412)            (2,243)
Purchases of reserves in-place........            162              566              1,061
Reserves received in Mergers..........         34,039            3,598                ---
Net change in prices and
 production costs.....................         (8,326)          (1,500)             1,488
Extensions, discoveries and improved
 recovery, net of future production
  and development costs...............          5,085              ---                 16
Changes in estimated future
 development costs....................         (3,148)            (163)                45
Development costs incurred during
 the period...........................           (629)             644                697
Revisions of quantity estimates.......             (4)            (194)            (3,022)
Accretion of discount.................          1,204            1,052              1,353
Sales of reserves in-place............             (5)             ---                (10)
Changes in production rates and
 other................................          2,520              (66)            (2,393)
                                             --------         --------            -------
Standardized measure -
 end of year..........................       $ 37,291         $ 12,044            $10,519
                                             ========         ========            =======

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

On June 13, 1994 the Company replaced the firm of KPMG Peat Marwick LLP ("KPMG") as the Company's principal independent accountants responsible for auditing all of the Company's financial statements. The decision to make this change was influenced by the merger of the Company with Associated Gas Resources, Inc. on December 31, 1993, which was audited by the firm of Deloitte & Touche LLP. The Company does not and has not during the past two years had any disagreements with KPMG concerning their audit opinion or the application of accounting principles according to GAAP.

                              Part III
                              --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Incorporated by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders, November 17, 1995, pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Incorporated by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders, November 17, 1995, pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Incorporated by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders, November 17, 1995, pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Incorporated by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders, November 17, 1995, pursuant to Regulation 14A.


                               Part IV
                               -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a) (1) and (2) Financial Statements and Financial Statement Schedules. See
                -------------------------------------------------------
                Item 8 of this Report.


    3. Exhibits


    3.1 Articles of Incorporation and By-Laws were filed with Registration Statement No. 2-69325 which is incorporated herein by reference.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

         3.2 Amendment to the Articles of Incorporation - incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993

         3.3 Articles of Amendment to the Articles of Incorporation dated August 29, 1987 - incorporated by reference to Exhibit 3.1 to the six months period ended June 30, 1987.

         3.4 Articles of Amendment to the By-Laws of the Company dated May 24, 1989 - incorporated by reference to Exhibit 3.4 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989.

         3.5 Certificate of Incorporation of Bellwether Exploration Company-Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76570.

         3.6 By-laws of Bellwether Exploration company - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76570.


         4.1 Loan Agreement dated January 12, 1986 between Bracewell Development Corporation and four institutional investors - incorporated by reference to Exhibit 4.1 to the Company's Report on Form 8-K dated January 23, 1986.

         10.1 1988 Non-qualified Stock Option Plan - incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

         10.2 Stock Option Agreement dated March 25, 1988 between the Company and J. Darby Sere' - incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

         10.3 Participation Agreement dated February 16, 1989 between the Company and Andrews Oil & Gas, Inc - incorporated by reference to
              Exhibit 10.20 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989.

         10.4 Agreement dated March 16, 1989 between the Company and O'Sullivan & Scully, Inc. regarding the purchase of three oil and gas leases in the N.W. Panther Reef Field, Calhoun County, Texas - incorporated by reference to Exhibit 10.22 to the Company's Report on Form 10-K for the fiscal year ended June 30, 1989.

         10.5 Amended and restated credit agreement dated July 30, 1993 to the Credit Agreement between the Company and First Interstate Bank of Texas, N.A. -incorporated by reference to Exhibit 10.93.7 to the Company's Report on Form 8-K dated July 29, 1993.

         10.6 Management agreement with Torch Energy Advisors Incorporated commencing January 1, 1994 - incorporated by reference to

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------


              Exhibit 94-10-3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1994.

         10.7 Loan agreement with bank dated March 14, 1994, amending previous loan agreements - incorporated by reference to Exhibit 94.10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 1994.

         10.8 Amended Joint Venture Agreement dated July 29, 1993 between the Company and NGL Associates - Incorporated by reference to Exhibit
              10.93.5 to the Company's Report on Form 10-K dated July 29, 1993.

         10.9 Amended Joint Venture dated July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates - Incorporated by reference to
              Exhibit 10.93.8 to the Company's report on Form 8-K dated December 31, 1993.

        10.10 Agreement and Plan of Merger dated December 15, 1993 among the Company, BEC Acquisitions, Inc. and Associated Gas Resources, Inc. - Incorporated by reference to Exhibit 10.93.7 to the Company's Report on Form 8-K dated December 31, 1993.

        10.11 Purchase and Sale Agreement dated December 27, 1993 between Torch Energy Marketing, Inc. and Associated Gas Resources, Inc. - Incorporated by reference to Exhibit 10.93.9 to the Company's Report on Form 8-K dated December 31, 1993.

        10.12 Registration Rights Agreement dated December 31, 1993 among the Company and the Stockholders of Associated Gas Resources, Inc. - Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-76570.

        10.13 1994 Stock Incentive Plan - Incorporated by reference to Exhibit
              10.9 to the Company's Registration Statement No. 33-76570.

        10.14 Torch Energy Warrant to Purchase Common Stock of the Company, dated December 31, 1993 - Incorporated by reference to Exhibit
              10.10 to the Company's Registration Statement No. 33-76570.

        10.15 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 29, 1993 between the Company and NGL Associates-Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-76570.

        10.16 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates - Incorporated by reference to
              Exhibit 10.12 to the Company's Registration Statement No. 33-
              76570.

        10.17 Asset Purchase and Merger Agreement with Odyssey Partners, Ltd. dated July 19, 1994 - Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 33-76570.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------


        10.18 Registration Rights Agreement among the Company, Allstate Insurance Company and the former owners of Odyssey Partners, Ltd.
              - Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-76570.

        10.19 On February 2, 1995 the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission registering a maximum of 1,604,253 shares of the Company's common stock to be issued in conjunction with the merger with Hampton Resources Corporation.

        10.20 On April 18, 1995 the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission for the registration of 131,325 shares of the Company's common stock to be issued in connection with the Company's 1988 Non-Qualified Stock Option Plan.

        10.21 On April 18, 1995 the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission for the registration of 825,000 shares of the Company's common stock to be issued in connection with the Company's 1994 Stock Incentive Plan.

        10.22 On March 15, 1995 the Company filed Amendment No. 6 to its
              Schedule 13D reporting its acquisition of the common stock of Hampton Resources Corporation. Exhibit N, filed with the Schedule 13D, is an Amended and Restated Credit Agreement dated February 28, 1995, between the Company and First Interstate Bank of Texas N.A.

        16.1 Letter from predecessor auditors regarding change in certifying accountant - Incorporated by reference to Exhibit 16.1 to the Company's Form 8K/A-1 dated June 30, 1994.

        21.1 Subsidiaries of Bellwether Exploration Company - Included herewith.

        23    Consents of experts:

        23.1  Consent of Williamson Petroleum Consultants, Inc.

        23.2  Consent of R.T. Garcia & Co. Inc.

        23.3  Consent of Cawley, Gillespie & Associates, Inc.

        23.4  Consent of Deloitte & Touche LLP

        23.5  Consent of KPMG Peat Marwick LLP

        27    Financial Data Schedule

   (b) The Company filed Form S-1 with the Securities and Exchange Commission on July 20, 1994 to register shares of the Company's common stock for sale and to report the merger of Odyssey Partners, Ltd. which was contingent on and effective with the successful conclusion of the Company's stock offering on August 26, 1994.

        The Company filed Form 8-K on June 17, 1994 and Form 8-K/A-1 on June 30, 1994 reporting a change in the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                               BELLWETHER EXPLORATION COMPANY

                                               /s/ J. Darby Sere'
                                              ------------------------------
                                              J. Darby Sere'
                                              President and Chief Executive
                                              Officer

Dated September 21, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    SIGNATURES                               TITLE                         DATE


/s/ J. Darby Sere'                   Director, President           September 21, 1995
-------------------------------                                    ------------------
J. Darby Sere'                       and Chief Executive
                                     Officer

/s/ J.P. Bryan                       Chairman of Board of          September 21, 1995
-------------------------------                                    ------------------
J.P. Bryan                           Directors

/s/ Charles C. Green                 Vice President                September 21, 1995
-------------------------------                                    ------------------
Charles C. Green

/s/ James M. Vanderhider             Vice President, Chief         September 21, 1995
-------------------------------                                    ------------------
James M. Vanderhider                 Financial Officer and
                                     Principal Accounting Officer

/s/ Vincent H. Buckley               Director                      September 21, 1995
-------------------------------                                    ------------------
Vincent H. Buckley

/s/ A. K. McLanahan                  Director                      September 21, 1995
-------------------------------                                    ------------------
A. K. McLanahan

_______________________________      Director                      ------------------
Dr. Jack Birks

/s/ Michael D. Watford               Director                      September 21, 1995
-------------------------------                                    ------------------
Michael D. Watford

/s/ C. Barton Groves                 Director                      September 21, 1995
-------------------------------                                    ------------------
C. Barton Groves

/s/ Habib Kairouz                    Director                      September 21, 1995
-------------------------------                                    ------------------
Habib Kairouz