Form 10-Q
period 1995-09-30
BELLWETHER EXPLORATION CO
filed 1995-11-14
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________
                                   FORM 10-Q

(Mark One)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                      For the quarter ended September 30, 1995
                                          or
         Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                          Exchange Act of 1934 {No Fee Required}

           For the Transition Period From __________ to ____________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                    ON WHICH REGISTERED
         -------------------                    ---------------------
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $ .01 par value                                    NASDAQ/NMS

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     At November 10, 1995, 9,045,479 shares of Common Stock of Bellwether Exploration Company were outstanding and the aggregate market value of such Common Stock held by nonaffiliates (based upon the closing price of the stock on such date) was approximately $41,269,998.

================================================================================

                        BELLWETHER EXPLORATION COMPANY

                                     INDEX

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets:
               September 30, 1995 (Unaudited) and June 30, 1995.........  3
          Condensed Consolidated Statements of Operations (Unaudited):
               Three months ended September 30, 1995 and
                September 30, 1994......................................  5
          Condensed Consolidated Statements of Cash Flows (Unaudited):
               Three months ended September 30, 1995 and
               September 30, 1994.......................................  6
          Notes to Condensed Consolidated Financial Statements
               (Unaudited)..............................................  8

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................... 11

PART II.  OTHER INFORMATION............................................. 15

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        BELLWETHER EXPLORATION COMPANY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)

                                    ASSETS

                                                          September 30, 1995        June 30, 1995
                                                          ------------------        -------------
                                                              (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents...............................       $  1,755               $  1,088
Accounts receivable and accrued revenue.................          4,359                  5,322
Due from affiliates.....................................            266                     --
Prepaid expenses and other..............................            369                    217
                                                               --------               --------
  Total current assets..................................          6,749                  6,627
                                                               --------               --------
PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties (full cost method)...............         72,399                 71,426
Gas plant facilities....................................         12,803                 13,049
Gas gathering system....................................          6,014                  6,011
                                                               --------               --------
                                                                 91,216                 90,486
Accumulated depreciation, depletion and amortization....        (25,178)               (23,291)
                                                               --------               --------
                                                                 66,038                 67,195
                                                               --------               --------
OTHER ASSETS............................................            896                    828
                                                               --------               --------
                                                               $ 73,683               $ 74,650
                                                               ========               ========

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                    (AMOUNTS IN THOUSANDS, EXCEPT SHARES)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    September 30, 1995         June 30, 1995
                                                                    ------------------         -------------
                                                                        (Unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued liabilities........................         $ 1,718                  $ 1,774
Due to affiliates...............................................             517                       76
Current maturities of long-term debt............................           2,548                    6,023
                                                                         -------                  -------
    Total current liabilities...................................           4,783                    7,783
                                                                         -------                  -------
OTHER LONG-TERM LIABILITIES.....................................             151                      151

LONG-TERM DEBT..................................................          21,000                   18,525

DEFERRED INCOME TAXES...........................................           2,288                    2,400

MINORITY INTEREST...............................................              --                      254

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 1,000,000 shares authorized;
   none issued or outstanding at September 30, 1995 and
   June 30, 1995................................................              --                       --

  Common stock, $.01 par value, 15,000,000 shares authorized,
   9,045,479 shares issued and outstanding at September 30, 1995
   and June 30, 1995............................................              90                       90

  Additional paid-in capital....................................          41,472                   41,472
  Retained earnings.............................................           3,899                    3,885
                                                                         -------                  -------
    Total stockholders' equity..................................          45,461                   45,447
                                                                         -------                  -------
                                                                         $73,683                  $74,650
                                                                         =======                  =======

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                          1995                    1994
                                                                        --------                --------
REVENUES:
  Oil and gas revenues...............................................    $3,289                  $1,246
  Gas plant revenues.................................................     1,087                   1,486
  Gas gathering revenues.............................................     1,281                   1,252
  Interest and other.................................................        21                      13
                                                                         ------                  ------
                                                                          5,678                   3,997
                                                                         ------                  ------
COSTS AND EXPENSES:
  Lease operating expenses...........................................     1,100                     427
  Gas plant operating expenses.......................................       620                     786
  Gas gathering expenses.............................................       837                     798
  Depreciation, depletion and amortization...........................     1,887                     926
  General and administrative expenses................................       700                     445
  Interest expense...................................................       484                     191
  Other expense......................................................        12                      --
                                                                         ------                  ------
                                                                          5,640                   3,573
                                                                         ------                  ------
Income before income taxes and minority interest.....................        38                     424

Provision for income taxes...........................................        25                      --

Minority interest....................................................        --                      46
                                                                         ------                  ------
NET INCOME...........................................................    $   13                  $  378
                                                                         ======                  ======
Earnings per share...................................................    $   --                  $  .07
                                                                         ======                  ======
Weighted average common and common equivalent shares outstanding.....     9,045                   5,411
                                                                         ======                  ======

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)

                                                                            Three Months Ended September 30,
                                                                            --------------------------------
                                                                              1995                    1994
                                                                            --------                --------
Cash flows from operating activities:
Net income...........................................................        $    13                $    378
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation, depletion and amortization...........................          1,904                     966
  Minority interest in gas plant venture.............................             --                      33
Change in the assets and liabilities:
  Accounts receivable and accrued revenue............................            962                  (1,065)
  Accounts payable and other liabilities.............................            (56)                   (317)
  Due (to) from affiliates...........................................            175                      --
  Other..............................................................           (215)                     63
                                                                             -------                --------
Net cash flows provided by operating activities......................          2,783                      58
                                                                             -------                --------
Cash flows from investing activities:
  Additions to oil and gas properties................................         (1,085)                   (695)
  Cash paid for acquisition of Odyssey Petroleum Company.............             --                  (5,715)
  Investment in energy related equity securities.....................             --                  (2,013)
  Other..............................................................            (31)                     (7)
                                                                             -------                --------
    Net cash flows used in investing activities......................         (1,116)                 (8,430)
                                                                             -------                --------
Cash flows from financing activities:
  Proceeds from borrowings...........................................             --                   2,260
  Payments of long-term debt.........................................         (1,000)                (12,045)
  Net proceeds from stock offering...................................             --                  17,410
                                                                             -------                --------
Net cash flows (used in) provided by financing activities............         (1,000)                  7,625
                                                                             -------                --------
  Net Increase (decrease) in cash and cash equivalents...............            667                    (747)
  Cash and cash equivalents at beginning of period...................          1,088                   1,453
                                                                             -------                --------
Cash and cash equivalents at end of period...........................        $ 1,755                $    706
                                                                             =======                ========

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                            (AMOUNTS IN THOUSANDS)


                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                                         1995                    1994
                                                                       --------                --------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest...........................................................    $484                    $160
  Income taxes.......................................................    $113                    $ --


    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1995 and June 30, 1995 and the results of operations and changes in cash flows for the periods ended September 30, 1995 and 1994. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the 1995 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission.

2.   INDUSTRY SEGMENT INFORMATION

     The Company's operations are concentrated primarily in three segments; the exploration and production of oil and natural gas, gas plant operations and gas gathering operations.

                                        FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                          1995              1994
                                        --------------------------
Sales to unaffiliated customers:
  Oil and gas.........................     $3,289         $1,246
  Gas plants..........................      1,087          1,486
  Gas gathering.......................      1,281          1,252
  Other revenues......................         21             13
                                           ------         ------
    Total revenues....................      5,678          3,997
                                           ======         ======

Operating profit before income tax
  Oil and gas.........................        652            235
  Gas plants..........................        242            435
  Gas gathering.......................        319            331
                                           ------         ------
                                            1,213          1,001
Unallocated corporate expenses........        712            432
Interest expense......................        463            191
                                           ------         ------
Income before taxes...................         38            378
                                           ======         ======

Depreciation, depletion and
 amortization:
  Oil and gas..........................     1,537            584
  Gas plants...........................       225            219
  Gas gathering........................       125            123
                                           ------         ------
                                           $1,887         $  926
                                           ======         ======

                        BELLWETHER EXPLORATION COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

3.   ACQUISITIONS, MERGERS AND PRO FORMA FINANCIAL INFORMATION

     During fiscal 1995, the Company completed the following mergers and acquisitions:

     On February 28, 1995 the Company acquired Hampton Resources Corporation ("Hampton") in exchange for $17.0 million in cash and 1,006,458 shares of the Company's common stock. Prior to the merger, the Company acquired common and preferred stock of Hampton for $2.7 million and incurred $1.4 million in expenses in connection with the merger. The total cash outlay of $21.1 million and the issuance of common stock valued at $4.8 million resulted in a total cost of $25.9 million for the acquisition of Hampton. Hampton is an energy company engaged in the exploration, acquisition and production of oil and natural gas.

     On August 26, 1994 the Company acquired Odyssey Partners, Ltd, ("Odyssey") in exchange for $5.6 million in cash (funded from a common stock offering which closed on the same date) and 916,665 shares of the Company's common stock for a total cost of $9.6 million. Odyssey is an exploration company which assembles, exploits and operates oil and gas properties using state-of-the-art 3-D seismic and computer-aided exploration technology. Odyssey's primary areas of operation have been the onshore Gulf Coast region and the Permian Basin area of West Texas and Southeast New Mexico.

     The following table presents the unaudited proforma results of operations as if the Hampton and Odyssey transactions (the "Mergers") had occurred on July 1, 1994. The Mergers were accounted for as purchases, and their results of operations are included in the Company's results of operations from the dates of acquisition. The Company's pro forma results are based on assumptions and estimates and are not necessarily indicative of the Company's results of operations had the transactions occurred as of July 1, 1994, or those in the future (in thousands, except earnings per share).

                                                      THREE MONTHS ENDED
                                                      SEPTEMBER 30, 1994
                                                      ------------------
Revenues.............................................        $6,910

Expenses.............................................         6,223
                                                             ------
Earnings before minority interest and income taxes...           687
Provision for income taxes...........................           ---
Minority interest....................................            46
                                                             ------
Net income...........................................        $  641
                                                             ======
Earnings per share...................................        $  .07
                                                             ======

                        BELLWETHER EXPLORATION COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

     4.  GAS PLANT MINORITY INTEREST

         The Company and its joint venture partner in the gas plant ventures have agreed to amend the joint venture agreements, effective July 1, 1995, to increase the Company's ownership in the gas plant ventures to 100% until payout. Upon payout, the Company's interest will be reduced to 80%, unchanged from the current arrangement. The provision for minority interest in gas plant ventures in the Company's financial statements has been eliminated as a result of this transaction.

     5.   LONG TERM DEBT

          During the second quarter of fiscal 1996, the borrowing base on the Company's credit facility was increased to $26.6 million and the repayment schedule modified and extended from March 1999 to January 2001. As a result of this increase, the current portion of long-term debt was reduced from $6.0 million at June 30, 1995 to $2.5 million at September 30, 1995.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The strategy of the Company has been to acquire producing oil and gas properties through mergers, purchase and development, participation in certain gas processing and gas gathering investments, and participation selectively in exploration activities. The funding of these activities has been provided by operating cash flows, bank financing and equity placements. Net cash provided by operating activities was $2.8 million and $58,000 for the three months ended September 30, 1995 and 1994, respectively. The Company invested $1.1 million and $0.7 million in oil and gas properties for the three months ended September 30, 1995 and 1994, respectively. Additionally, the Company spent $11,000 and $12,000 for the three months ended September 30, 1995 and 1994, respectively, on gas plant and gas gathering facilities.

During the second quarter of fiscal 1996 the borrowing base on the Company's credit facility was increased to $26.6 million and the repayment schedule modified and extended from March 1999 to January 2001. As a result of this increase and modification, the current portion of long-term debt was reduced from $6.0 million at June 30, 1995 to $2.5 million at September 30, 1995.

Gas Balancing

It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

Fiscal 1996 Capital Expenditures

The Company anticipates investing approximately $6.3 million during fiscal 1996, which is comprised of $5.4 million for development drilling activities and acquisitions, $0.6 million for exploratory drilling activities, and $0.3 million for gas plant and gas gathering facilities. Based on a preliminary analysis of seismic data from its Fausse Pointe and Cove fields, the Company previously had anticipated spending $2 million in these fields during the fourth calendar quarter of 1995, primarily to drill three wells. The Company is currently discussing the analysis of the detailed 3-D seismic data from the Fause Pointe and Cove fields with the respective working interest partners in each field.
The Company expects that these discussions will be completed in the near future and expects to commence its Fausse Pointe and Cove drilling programs early in the first calendar quarter of 1996. The Company believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these capital commitments. The Company continues to seek acquisition opportunities; the consummation of such a transaction will directly impact anticipated capital expenditures.

                       BELLWETHER EXPLORATION COMPANY
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (Three months ended September 30, 1995 and 1994)

The following table sets forth certain operating information of the Company for the periods presented:

                                              Three Months
                                           Ended September 30,       %
                                           -------------------   Increase/
                                            1995         1994    (Decrease)
                                           ------       ------   ----------
Production:
 Oil and condensate (MBBLS)                     86         28        207.1%
 Natural gas (MMCF)                          1,198        465        157.6%

Average sales price:
 Oil and condensate                         $16.03     $16.08         (0.3%)
 Natural gas (1)                            $ 1.60     $ 1.73         (7.5%)

Average unit production cost per BOE (2)    $ 3.85     $ 4.05         (4.9%)

Gas plant operations:
 Average daily inlet volumes (MMCF)             55         64        (14.1%)
 Average daily net production (MGALS)           33         50        (34.0%)
 Average NGL sales price (per gallon)       $  .27     $  .26          3.8%

Gas gathering operations:
 Throughput (MMCF)                             366        381         (4.0%)

(1) Average sales price for natural gas includes revenues received from the sale of natural gas liquids.

(2) Costs incurred to operate and maintain wells and related equipment and facilities including ad valorem and severance taxes.

                        BELLWETHER EXPLORATION COMPANY
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues

Oil and gas revenues for the three months ended September 30, 1995 were $3.3 million, or 175% higher than oil and gas revenues of $1.2 million for the same period in 1994. The increase in oil revenues was attributable primarily to higher production as a result of the acquisitions of Odyssey in August 1994 and Hampton in March 1995. Gas revenues also increased as a result of production from the Mergers, partically offset by lower gas prices.

Gas plant revenues of approximately $1.1 million and $1.5 million are reflected in the three months ended September 30, 1995 and 1994, respectively. A decline in plant inlet volumes from the SACROC Unit, the principal source of gas supplies to the plant, was the primary cause of the decrease.

Expenses

Lease operating expenses for the three months ended September 30, 1995 totaled $1.1 million or 175% over the $0.4 million for the three months ended September 30, 1994. The increase is the result of the Odyssey and Hampton acquisitions. Lease operating expenses per barrel of oil equivalent were 4.5% lower in the first quarter of 1995 when compared to the same period in 1994, due primarily to the effect of the Mergers.

Gas plant operating expenses approximated $0.6 million in the three months ended September 30, 1995 as compared to $0.8 million for the quarter ended September 30, 1994. A decline in plant inlet volumes from the SACROC Unit reduced the payments to producers supplying gas to the plant.

Gas gathering expenses for the three months ended September 30, 1995 were $0.84 million, or 5% less than the $0.80 million reflected in the same period in 1994.

Depreciation, depletion and amortization of $1.9 million for the three months ended September 30, 1995 reflects a 111% increase from $0.9 million in the same period in 1994 due primarily to an increase in oil and gas production and an increased depletion rate per barrel of oil equivalent as a result of acquisitions.

General and administrative expenses totaled $0.7 million and $0.4 million in the three months ended September 30, 1995 and 1994, respectively. The increase in general and administrative expenses in the third quarter of 1995 as compared to the same period of 1994 was due primarily to increased management fees and overhead incurred as a result of the Odyssey and Hampton acquisitions.

                        BELLWETHER EXPLORATION COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense increased to $0.5 million for the three months ended September 30, 1995 from $0.2 million in the same period of 1994. The increase in interest expense is the result of increased borrowings due to the Hampton merger.

Net Income

Net income of approximately $13,000 was generated for the three months ended September 30, 1995, as compared to net income of $0.4 million in the same period of 1994.

                         BELLWETHER EXPLORATION COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

               None.

ITEM 2.                CHANGES IN SECURITIES

               None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5.             OTHER INFORMATION

               None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

               a.  Exhibits
                    27.  Financial Data Schedule

               b.  Reports on Form 8-K.
                    None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BELLWETHER EXPLORATION COMPANY
                                             (Registrant)


Date:   November 13, 1995         By:/s/ J. Darby Sere'
       ----------------------     -------------------------------------------
                                  J. Darby Sere'
                                  President and Chief Operating Officer


Date:   November 13, 1995         By:/s/ Michael B. Smith
       ----------------------     ---------------------------------------
                                  Michael B. Smith
                                  Vice President and
                                  Chief Financial Officer