Form 10-Q
period 1995-12-31
BELLWETHER EXPLORATION CO
filed 1996-02-14
CIK 319459

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

                    For the quarter ended December 31, 1995
                                      or
     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                    Exchange Act of 1934 {No Fee Required}

           For the Transition Period From____________to_____________

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

Common Stock, $.01 par value                  NASDAQ/NMS

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     At February 12, 1996, 9,045,479 shares of Common Stock of Bellwether Exploration Company were outstanding.


================================================================================

                        BELLWETHER EXPLORATION COMPANY

                                     INDEX

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I.   FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets:
               December 31, 1995 (Unaudited) and June 30, 1995......................        3
          Condensed Consolidated Statements of Operations (Unaudited):
               Three and six months ended December 30, 1995 and December 31, 1994...        5
          Condensed Consolidated Statements of Cash Flows (Unaudited):
               Three and six months ended December 31, 1995 and December 31, 1994...        6
               Notes  to  Condensed  Consolidated Financial  Statements (Unaudited).        8

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................................       11

PART II.  OTHER INFORMATION.........................................................       15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Amounts in Thousands)

                                    ASSETS


                                        December 31, 1995      June 30, 1995
                                        -----------------      -------------
                                            (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents...............    $  2,410             $  1,088
Accounts receivable and accrued revenue.       5,760                5,322
Due from affiliates.....................       1,544                  ---
Prepaid expenses and other..............         450                  217
                                            --------             --------
  Total current assets..................      10,164                6,627
                                            --------             --------

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties (full cost
 method)................................      72,559               71,426
Gas plant facilities....................      12,810               13,049
Gas gathering system....................       6,031                6,011
                                            --------             --------
                                              91,400               90,486
                                            --------             --------
Accumulated depreciation, depletion
  and amortization......................     (27,157)             (23,291)
                                            --------             --------
                                              64,243               67,195
                                            --------             --------

OTHER ASSETS............................         782                  828
                                            --------             --------
                                            $ 75,189             $ 74,650
                                            ========             ========



    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Amounts in Thousands, Except Share Data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                           December 31, 1995     June 30, 1995
                                           -----------------     -------------
                                              (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities.      $ 2,180              $ 1,774
Due to affiliates........................        1,462                   76
Current maturities of long-term debt.....        4,198                6,023
                                               -------              -------
Total current liabilities................        7,840                7,873
                                               -------              -------

OTHER LONG-TERM LIABILITIES..............          151                  151

LONG-TERM DEBT...........................       19,350               18,525

DEFERRED INCOME TAXES....................        2,400                2,400

MINORITY INTEREST........................           --                  254

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value,
  1,000,000 shares authorized; none
  issued or outstanding at December
  31, 1995 and June 30, 1995.............           --                   --

  Common stock, $.01 par value,
  15,000,000 shares authorized,
  9,045,479 shares issued and
  outstanding at December 31, 1995
  and June 30, 1995......................           90                   90

  Additional paid-in capital.............       41,472               41,472
  Retained earnings......................        3,886                3,885
                                               -------              -------
    Total stockholders' equity...........       45,448               45,447
                                               -------              -------
                                               $75,189              $74,650
                                               =======              =======


 See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                 (Amounts in Thousands, Except per Share Data)

                                         Three Months Ended      Six  Months Ended
                                            December 31,           December 31,
                                       ----------------------  ---------------------
                                         1995          1994      1995         1994
                                       --------      --------  --------     --------
REVENUES:
 Oil and gas revenues................   $3,853       $1,395    $ 7,142       $2,641
 Gas plant revenues..................    1,286        1,498      2,373        2,983
 Gas gathering revenues..............    1,269        1,280      2,550        2,533
 Interest and other income...........       36           13         57           26
                                        ------       ------    -------       ------
                                         6,444        4,186     12,122        8,183
                                        ------       ------    -------       ------
COST AND EXPENSES:
 Lease operating expenses............    1,347          491      2,447          918
 Gas plant operating expenses........      657          780      1,277        1,565
 Gas gathering expenses..............      892          823      1,729        1,621
 Depreciation, depletion and
   amortization......................    1,979        1,040      3,866        1,966
 General and administrative
  expenses...........................      859          614      1,559        1,060
 Interest expense....................      472          166        956          356
 Other expense.......................      143          ---        155          ---
                                        ------       ------    -------       ------
                                         6,349        3,914     11,989        7,486
                                        ------       ------    -------       ------
Income  before income  taxes
 and minority interest...............       95          272        133          697

Provision for income taxes...........      107          ---        132          ---

Minority interest....................      ---           48        ---           95
                                        ------       ------    -------       ------

NET INCOME (LOSS)....................   $  (12)      $  224    $     1       $  602
                                        ======       ======    =======       ======
Earnings per share...................   $  ---       $ 0.03    $   ---       $ 0.09
                                        ======       ======    =======       ======
Weighted average common and
 common equivalent shares............    9,045        8,039      9,045        6,725
 outstanding                            ======       ======    =======       ======


See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                            (Amounts in Thousands)

                                                    Six Months Ended
                                                      December 31,
                                                  --------------------
                                                    1995        1994
                                                  --------    --------
Net income (loss).............................     $     1    $    602
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation, depletion and amortization....       3,897       2,018
  Minority interest in gas plant ventures.....         ---          50
Change in the assets and liabilities:
 Accounts receivable and accrued revenue......        (439)       (377)
 Accounts payable and other liabilities.......         405      (2,699)
 Due (to) from affiliates.....................        (158)        425
 Other........................................        (210)       (120)
                                                   -------    --------
  NET CASH FLOWS PROVIDED BY
   (USED IN) OPERATING ACTIVITIES.............       3,496        (101)
                                                   -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties........      (1,133)     (1,933)
  Cash paid for acquisition of Odyssey........         ---      (5,715)
  Investment in energy related
   equity securities..........................         ---      (2,606)
  Other.......................................         (41)        (84)
                                                   -------    --------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES.      (1,174)    (10,338)
                                                   -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings....................         ---       5,035
  Payments of long-term debt..................      (1,000)    (12,045)
  Net proceeds from stock offering............         ---      17,340
                                                   -------    --------
  NET CASH FLOWS PROVIDED BY
   (USED IN) FINANCING ACTIVITIES.............      (1,000)     10,330
                                                   -------    --------

  Net increase (decrease) in cash and cash
   equivalents................................       1,322        (109)
Cash and cash equivalents at
 beginning of period..........................       1,088       1,453
                                                   -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD....     $ 2,410    $  1,344
                                                   =======    ========

                        BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

                            (Amounts in Thousands)


                                                    Six Months Ended
                                                      December 31,
                                                  --------------------
                                                    1995        1994
                                                  --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid during the period for:
 Interest.....................................    $  480       $  335

 Income taxes.................................    $  127       $  ---



See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at December 31, 1995 and June 30, 1995 and the results of operations and changes in cash flows for the periods ended December 31, 1995 and 1994. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the 1995 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission.

2.  INDUSTRY SEGMENT INFORMATION

     The Company's operations are concentrated primarily in three segments; the exploration and production of oil and natural gas, gas plant operations and gas gathering operations.

                                        FOR THE SIX MONTHS ENDED
                                               DECEMBER 31,
                                        ------------------------
                                           1995           1994
                                        ----------    ----------
     Sales to unaffiliated customers:
       Oil and gas.....................  $  7,142       $  2,641
       Gas plants......................     2,373          2,983
       Gas gathering...................     2,550          2,533
       Other revenues..................        57             26
                                         --------       --------
             Total revenues............    12,122          8,183
                                         ========       ========
     Operating profit before income tax
       Oil and gas.....................     1,520            440
       Gas plants......................       656            887
       Gas gathering...................       570            665
                                         --------       --------
                                            2,746          1,992
     Unallocated corporate expenses....     1,657          1,034
     Interest expense..................       956            356
                                         --------       --------
             Income before taxes.......       133            602
                                         ========       ========
     Depreciation, depletion and
      amortization:
       Oil and gas.....................     3,176          1,283
       Gas plants......................       440            437
       Gas gathering...................       251            246
                                         --------       --------
                                         $  3,866       $  1,966
                                         ========       ========

                        BELLWETHER EXPLORATION COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   ACQUISITIONS, MERGERS AND PRO FORMA FINANCIAL INFORMATION

     During fiscal 1995, the Company completed the following mergers and acquisitions:

     On February 28, 1995 the Company acquired Hampton Resources Corporation ("Hampton") in exchange for $17.0 million in cash and 1,006,458 shares of the Company's common stock. Prior to the merger, the Company acquired common and preferred stock of Hampton for $2.7 million and incurred $1.4 million in expenses in connection with the merger. The total cash outlay of $21.1 million and the issuance of common stock valued at $4.8 million resulted in a total cost of $25.9 million for the acquisition of Hampton. Hampton was an energy company engaged in the exploration, acquisition and production of oil and natural gas.

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


                                                   SIX MONTHS ENDED
                                                   DECEMBER 31, 1994
                                                   -----------------
     Revenues....................................      $12,578

     Expenses....................................       12,179
                                                       -------
     Earnings before minority interest and
      income taxes...............................          399
     Provision for income taxes..................          ---
     Minority interest...........................           95
                                                       -------

     Net income..................................      $   304
                                                       =======

     Earnings per share..........................      $   .03
                                                       =======

                        BELLWETHER EXPLORATION COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     4.   GAS PLANT MINORITY INTEREST

          The Company and its joint venture partner in the gas plant ventures have amended the joint venture agreements, effective July 1, 1995, to increase the Company's ownership in the gas plant ventures to 100% until payout. Upon payout, the Company's interest will be reduced to 80%, unchanged from the current arrangement. The provision for minority interest in gas plant ventures in the Company's financial statements has been eliminated as a result of this transaction.

     5.   LONG TERM DEBT

          During the second quarter of fiscal 1996, the borrowing base on the Company's credit facility was increased to $26.6 million and the repayment schedule modified and extended from March 1999 to June 2001. As a result of this increase, the current portion of long-term debt was reduced from $6.0 million at June 30, 1995 to $4.2 million at December 31, 1995.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The strategy of the Company has been to acquire producing oil and gas properties through mergers, acquisitions and development, to participate in certain gas processing and gas gathering investments, and to participate selectively in exploration activities. The funding of these activities has been provided by operating cash flows, bank financing and equity placements. Net cash provided by operating activities was $3.5 million for the six months ended December 31, 1995 compared to $101,000 used in operating activities in the same period of 1994. The Company invested $1.1 million in oil and gas properties for the six months ended December 31, 1995 versus $1.9 million in 1994. Additionally, the Company spent $34,000 for the six months ended December 31, 1995 and $125,000 in the six months ended December 31, 1994 on gas plant and gas gathering facilities.

During the second quarter of fiscal 1996, the borrowing base on the line of credit facility was increased to $26.6 million and the repayment schedule modified and extended from March 1999 to June 2001. As a result of this increase and modification, the current portion of long-term debt was reduced from $6.0 million at June 30, 1995 to $4.2 million at December 31, 1995.

During the fourth quarter of fiscal 1995, the Company entered into an agreement with two investment banking firms to raise $30 million through a private placement of Senior Debt. During the second quarter of fiscal 1996, Bellwether terminated the agreement and $128,000 was charged to expenses for the costs incurred in connection with the agreement.

Gas Balancing

It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

Fiscal 1996 Capital Expenditures

The Company anticipates investing approximately $6.7 million during fiscal 1996, which is comprised of $5.8 million for development drilling activities and acquisitions, $0.6 million for exploratory drilling activities, and $0.3 million for gas plant and gas gathering facilities. Bellwether commenced a four-well recompletion program in the Cove field, offshore Matogorda County, Texas in January 1996 with estimated net capital costs of $2.1 million. The State Lease 57686 #7 well, the first well in the recompletion program, was tested at a initial rate of 1.4 Mmcfpd on February 8, 1996. The recompletion program is expected to be completed during April 1996. Management also expects to commence the drilling of a development well in the Cove field in the fourth quarter of fiscal 1996. The Company expects to commence the drilling of the first of two wells in the Fausse Pointe Field, St. Martin and Iberia Parishes, Louisiana in March 1996. Bellwether believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these capital commitments. The Company continues to seek acquisition opportunities and the consummation of such a transaction may directly impact anticipated capital expenditures.

                        BELLWETHER EXPLORATION COMPANY

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations (Three and six months ended December 31, 1995 and 1994)

The following table sets forth certain operating information of the Company for the periods presented:


                                 Three Months Ended            Six Months Ended
                                     December 31,                 December 31,
                             ---------------------------   -----------------------
                                               Increase/                 Increase/
                             1995      1994   (Decrease)   1995    1994  (Decrease)
                             ----      ----   ----------   ----    ----  ----------
Production:
      Oil and condensate
       (MBBLS)............      98       36      172.2%     184       63    192.1%
     Natural gas (MMCF)...   1,230      498     147.0%   2,428      963    152.1%

Average sales price:
      Oil and condensate
       (per BBL)..........  $16.12   $15.76       2.3%  $16.04   $15.90       .9%
      Natural gas (1)
       (per MCF)..........  $ 1.85   $ 1.67      10.8%  $ 1.72   $ 1.70      1.2%

Average unit production
 cost per BOE (2).........  $ 4.45   $ 4.13       7.7%  $ 4.16   $ 4.11      1.2%

Gas plant operations:
     Average daily inlet
      volumes (MMCF)......      61       84     (27.4%)     58       79    (26.6%)
     Average daily net
      production (MGALS)..      40       47     (14.9%)     36       49    (26.5%)
     Average NGL sales
      price (per gallon)..  $  .29   $  .28       3.6%   $ .28    $ .27     3.7%
Gas gathering operations:
     Throughput (MMCF)....     372      376      (1.1%)    738      756    (2.4%)

-------------------------------------------------------------------------------
(1) Average sales price for natural gas includes revenues received from the sale of natural gas liquids removed from the Company's gas production.

(2) Costs incurred to operate and maintain wells and related equipment and facilities including ad valorem and severance taxes.

                        BELLWETHER EXPLORATION COMPANY
ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues

Oil and gas revenues for the three and six months ended December 31, 1995 were $3.9 million and $7.1 million, or 176% and 170% higher than oil and gas revenues of $1.4 million and $2.6 million for the same periods in 1994. The increase in oil revenues was attributable primarily to higher production as a result of the mergers of Odyssey in August 1994 and Hampton in March 1995 and an increase in prices. Gas revenues also increased as a result of production from the mergers and improved gas prices.

Gas plant revenues of approximately $1.3 million and $2.4 million are reflected in the three and six months ended December 31, 1995 compared to $1.5 million and $3.0 million in the same periods of 1994. A decline in plant inlet volumes from the SACROC Unit, the principal source of gas supplied to the plant, partially offset by increased prices in 1995, was the primary cause of the decrease.

Expenses

Lease operating expenses for the three and six months ended December 31, 1995 totaled $1.3 million and $2.4 million or 174% and 167% over the $0.5 million and $0.9 million for the three and six months ended December 31, 1994. The increase is the result of the Odyssey and Hampton mergers. Lease operating expenses per barrel of oil equivalent were 8% and 1% higher in the three and six months ended December 31, 1995 when compared to the same period in 1994, due primarily to the effect of the mergers.

Gas plant operating expenses approximated $0.7 million and $1.3 million in the three and six months ended December 31, 1995 as compared to $0.8 million and $1.6 million for the prior periods. The decline in plant inlet volumes from the SACROC Unit reduced the payments to producers supplying gas to the plant.

Gas gathering expenses for the three and six months ended December 31, 1995 were $0.9 million and $1.7 million, or 8% and 7% more than the $0.8 million and $1.6 million reflected in the same periods in 1994.

Depreciation, depletion and amortization of $2.0 million and $3.9 million for the three and six months ended December 31, 1995 reflects a 90% and 97% increase from $1.0 million and $2.0 million in the same periods in 1994, due primarily to an increase in oil and gas production and an increased depletion rate per barrel of oil equivalent as a result of the mergers.

General and administrative expenses totaled $0.9 million and $1.6 million in the three and six months ended December 31, 1995 compared to $0.6 million and $1.1 million in the same periods in 1994. The increase was due primarily to increased management fees and overhead incurred as a result of the mergers.

Other expense in the three and six months ended December 31, 1995 includes the $128,000 costs incurred in connection with the private placement of senior debt which was terminated.

                        BELLWETHER EXPLORATION COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense increased to $0.5 million and $1.0 million for the three and six months ended December 31, 1995 from $0.2 and $0.4 million in the same periods of 1994. The increase in interest expense is the result of increased borrowings due to the Hampton merger.

Income Taxes

Provision for income taxes includes federal tax of $20,000 and $112,000 in state income taxes. State income taxes primarily relate to a tax paying subsidiary whose net operating loss carryforward was fully utilized for the year ended June 30, 1995.

Net Income

Net income (loss) of approximately $(12,000) and $1,000 was generated for the three and six months ended December 31, 1995, as compared to net income of $224,000 and $602,000 in the same periods of 1994.

                        BELLWETHER EXPLORATION COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None.

ITEM 2.        CHANGES IN SECURITIES

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERES

               A Proxy Statement was sent to all shareholders of record as of October 9, 1995 for the following matters which were voted on at the annual meeting of shareholders held on November 17, 1995:

               1. J. P. Bryan, J. Darby Sere', A. K. McLanahan, Vincent H.
                  Buckley and Haibib Kairouz were elected as directors with 6,559,468 shares voting in favor, 157,055 shares abstaining and no shares voting against. Dr. Jack Birks and C. Barton Groves were elected as directors with 6,574,354 shares voting in favor, 142,159 shares abstaining and no shares voting against.

               2. The shareholders approved the proposal to ratify the selection of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 1996 with a total of 6,686,529 shares voting in favor, a total of 18,831 shares voting against and a total of 11,163 shares abstaining.

               No other matters were brought up at the meeting.

               A copy of the Proxy Statement was filed with the Securities and Exchange Commission on October 16, 1995 and is incorporated herein by reference.

ITEM 5.        OTHER INFORMATION

               None.

                        BELLWETHER EXPLORATION COMPANY

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               a.  Exhibits
                    The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                    10.1      Loan  agreement with bank, dated  November
                              15, 1995, amending previous loan agreements
                    10.2      Amendment, dated July 1, 1995,  to  Snyder
                              Gas Plant joint venture agreement
                    10.3      Amendment, dated July 1, 1995,  to  NGL  -
                              Torch Gas Plant joint venture agreement
                    27        Financial Data Schedule

               b.  Reports on Form 8-K.
                    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BELLWETHER EXPLORATION COMPANY
                              ------------------------------
                                       (Registrant)


Date: February 13, 1996       By: /s/ J. Darby Sere'
                                 --------------------------------------
                                  J. Darby Sere'
                                  President and Chief Operating Officer


Date: February 13, 1996       By: /s/ Michael B. Smith
                                 --------------------------------------
                                  Michael B. Smith
                                  Vice President and
                                  Chief Financial Officer