Form 10-Q
period 1996-03-31
BELLWETHER EXPLORATION CO
filed 1996-05-15
CIK 319459

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ______________

                                   FORM 10-Q

(Mark One)
   [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                     For the quarter ended March 31, 1996
                                      or
      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 [No Fee Required]

            For the Transition Period From __________ to __________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                           NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                        ON WHICH REGISTERED
- --------------------                       ---------------------
                                 None

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value                                     NASDAQ/NMS

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]   No [_]

     As of May 15, 1996, 9,068,979 shares of Common Stock of Bellwether Exploration Company were outstanding.

                        BELLWETHER EXPLORATION COMPANY

                                     INDEX


                                                                             PAGE
                                                                            NUMBER
                                                                            ------
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets:
               March 31, 1996 (Unaudited) and June 30, 1995.................  3
          Condensed Consolidated Statements of Operations (Unaudited):
               Three and nine months ended March 31, 1996 and
                March 31, 1995..............................................  5
          Condensed Consolidated Statements of Cash Flows (Unaudited):
               Nine months ended March 31, 1996 and March 31, 1995..........  6
          Notes to Condensed Consolidated Financial Statements (Unaudited)..  8

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 11

PART II.  OTHER INFORMATION................................................. 16

                                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Amounts in Thousands)


                                    ASSETS
                                  ----------

                                          March 31, 1996   June 30, 1995
                                          --------------   -------------
                                           (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                       $  2,939        $  1,088
Accounts receivable and accrued revenue            5,497           5,322
Due from affiliates                                  612             ---
Prepaid expenses and other                           379             217
                                                --------        --------
 Total current assets                              9,427           6,627
                                                --------        --------

PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost                 71,694          71,426
 method)
Gas plant facilities                              12,818          13,049
Gas gathering system                                 ---           6,011
                                                --------        --------
                                                  84,512          90,486
Accumulated depreciation, depletion
 and amortization                                (27,884)        (23,291)
                                                --------        --------
                                                  56,628          67,195
                                                --------        --------

OTHER ASSETS                                         804             828
                                                --------        --------
                                                $ 66,859        $ 74,650
                                                ========        ========

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Amounts in Thousands, Except Share Data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                          March 31, 1996   June 30, 1995
                                          ---------------  -------------
                                           (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities         $ 2,020         $ 1,774
Due to affiliates                                    272              76
Current maturities of long-term debt                 ---           6,023
                                                 -------         -------
 Total current liabilities                         2,292           7,873
                                                 -------         -------

OTHER LONG-TERM LIABILITIES                        2,086             151

LONG-TERM DEBT                                    14,048          18,525

DEFERRED INCOME TAXES                              2,400           2,400

MINORITY INTEREST                                    ---             254

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none issued or outstanding at
  March 31, 1996 and June 30, 1995
                                                     ---             ---

  Common stock, $.01 par value,
  15,000,000 shares authorized,
  9,050,479 and 9,045,479 shares issued
  and outstanding at March 31, 1996
  and June 30, 1995, respectively
                                                      91              90

  Additional paid-in capital                      41,499          41,472
   Retained earnings                               4,443           3,885
                                                 -------         -------
    Total stockholders' equity                    46,033          45,447
                                                 -------         -------

                                                 $66,859         $74,650
                                                 =======         =======

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                 (Amounts in Thousands, Except per Share Data)

                                            Three Months            Nine Months
                                                Ended                 Ended
                                              March 31,              March 31,
                                        ------------------------------------------
                                            1996     1995          1996      1995
                                        ------------------------------------------
REVENUES:
Oil and gas revenues                       $3,983    $2,243      $11,125     $ 4,883
Gas plant revenues                          1,490     1,300        3,863       4,284
Gas gathering revenues                        824     1,229        3,374       3,761
Interest and other income                      41        11           98          37
                                           ------    ------      -------     -------
                                            6,338     4,783       18,460      12,965
                                           ------    ------      -------     -------

COST AND EXPENSES:
Lease operating expenses                    1,413       738        3,860       1,655
Gas plant operating expenses                  790       669        2,067       2,235
Gas gathering expenses                        661       707        2,390       2,328
Depreciation, depletion and
  amortization                              1,746     1,336        5,612       3,301
General and administrative expenses           779       757        2,338       1,817
Interest expense                              404       338        1,360         695
Other expense                                   3       ---          158         ---
                                           ------    ------      -------     -------
                                            5,796     4,545       17,785      12,031
                                           ------    ------      -------     -------

Income before income taxes and
  minority interest                           542       238          675         934

       Provision for income taxes             (15)      ---          117         ---

Minority interest                             ---        39          ---         133
                                           ------    ------      -------     -------

NET INCOME                                 $  557    $  199      $   558     $   801
                                           ======    ======      =======     =======

Earnings per share                          $0.06     $0.02        $0.06       $0.11
                                           ======    ======      =======     =======

Weighted average common and
 common equivalent shares
 outstanding                                9,046     8,386        9,046       7,271
                                           ======    ======      =======     =======

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Amounts in Thousands)

                                           Nine Months Ended
                                               March 31,
                                          -------------------
                                            1996       1995
                                          --------   --------
Net income                                $    558   $    801
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, depletion and
   amortization                              5,749      3,386
  Minority interest in gas plant
   ventures                                    ---         81
Change in assets and liabilities:
  Accounts receivable and accrued revenue     (176)     1,494
  Accounts payable and other liabilities       256     (2,086)
  Due (to) from affiliates                    (416)       ---
  Other                                       (264)       124
                                          --------   --------
  NET CASH FLOWS PROVIDED BY
   OPERATING ACTIVITIES                      5,707      3,800
                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties       (3,202)    (2,464)
  Cash paid for acquisition of Odyssey         ---     (5,715)
  Cash paid for acquisition of Hampton         ---    (18,186)
  Other                                        (57)      (131)
                                          --------   --------
     NET CASH FLOWS USED IN
      INVESTING ACTIVITIES                  (3,259)   (26,496)
                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                    ---     20,335
   Payments of long-term debt              (10,500)   (12,958)
Proceeds from gas contract assumption        9,875        ---
Net proceeds from stock offering               ---     17,337
Exercise of stock options                       28        ---
                                          --------   --------
NET CASH FLOWS PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                      (597)    24,714
                                          --------   --------
Net increase in cash and cash
 equivalents                                 1,851      2,018
Cash and cash equivalents at
 beginning of period                         1,088      1,453
                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $  2,939   $  3,471
                                          ========   ========

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                            (Amounts in Thousands)

                                           Nine Months Ended
                                               March 31,
                                          -------------------
                                            1996       1995
                                          --------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid during the period for:
 Interest                                 $ 927     $ 653

 Income taxes                             $ 161     $ ---


    See accompanying notes to condensed consolidated financial statements.

                         BELLWETHER EXPLORATION COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1996 and June 30, 1995, and the results of operations and changes in cash flows for the periods ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the 1995 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission.

2.   INDUSTRY SEGMENT INFORMATION

     The Company's operations are concentrated primarily in three segments; the exploration and production of oil and natural gas, gas plant operations and gas gathering operations.

                                        FOR THE NINE MONTHS ENDED
                                                MARCH 31,
                                        -------------------------
                                            1996         1995
                                        ------------  -----------
 Sales to unaffiliated customers:
           Oil and gas                       $11,125      $ 4,883
           Gas plants                          3,863        4,284
           Gas gathering                       3,374        3,761
           Other revenues                         98           37
                                             -------      -------
                 Total revenues               18,460       12,965
                                             =======      =======

 Operating profit before income tax
           Oil and gas                         2,647          959
           Gas plants                          1,137        1,255
           Gas gathering                         649        1,062
                                             -------      -------
                                               4,433        3,276
 Unallocated corporate expenses                2,398        1,780
 Interest expense                              1,360          695
                                             -------      -------
                 Income before taxes             675          801
                                             =======      =======

 Depreciation, depletion and
    amortization:
           Oil and gas                         4,618        2,269
           Gas plants                            659          661
           Gas gathering                         335          371
                                             -------      -------
                                             $ 5,612      $ 3,301
                                             =======      =======


                         BELLWETHER EXPLORATION COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3. ACQUISITIONS, MERGERS AND PRO FORMA FINANCIAL INFORMATION

   During fiscal 1995, the Company completed the following mergers and acquisitions:

   On February 28, 1995 the Company acquired Hampton Resources Corporation ("Hampton") in exchange for $17.0 million in cash and 1,006,458 shares of the Company's common stock. The Company acquired common and preferred stock of Hampton for $2.7 million prior to the merger and incurred $1.4 million in expenses in connection with the merger. The total cash outlay of $21.1 million and the issuance of common stock valued at $4.8 million resulted in a total cost of $25.9 million for the acquisition of Hampton. Hampton was an energy company engaged in the exploration, acquisition and production of oil and natural gas.

   On August 26, 1994 the Company acquired Odyssey Partners, Ltd. ("Odyssey") in exchange for $5.6 million in cash (funded from a common stock offering which closed on the same date) and 916,665 shares of the Company's common stock, for a total cost of $9.6 million. Odyssey is an exploration company which assembles, exploits and operates oil and gas properties using state-of-the-art 3-D seismic and computer-aided exploration technology. Odyssey's primary areas of operation have been the onshore Gulf Coast region and the Permian Basin area of West Texas and Southeast New Mexico.

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

                                          NINE MONTHS ENDED
                                           MARCH 31, 1995
                                          -----------------

Revenues                                            $18,404

Expenses                                             17,964
                                                    -------
Earnings before minority interest and                   440
 income taxes
Minority interest                                       134
                                                    -------

Net income                                          $   306
                                                    =======

Earnings per share                                  $  0.03
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

   5.   LONG TERM DEBT

        During the second quarter of fiscal 1996, the borrowing base on the Company's credit facility was increased to $26.6 million and the repayment schedule was modified and extended from March 1999 to June 2001. During the third quarter of fiscal 1996, the Company made a principal payment of $9.5 million and the borrowing base of the Credit facility was revised to $20.1 million. As a result of these transactions, the current portion of long-term debt was reduced from $6.0 million at June 30, 1995 to zero at March 31, 1996. In April 1996, the interest rate on Eurodollar Advances under the credit facility was decreased from the Eurodollar rate plus 1- 3/4% to the Eurodollar rate plus 1-1/4%. The next scheduled principal payment is $68,333 due on June 30, 1997.

   6.   GAS CONTRACT LIABILITY

        The Company and certain third parties were the beneficiaries of an agreement ("Purchase Agreement") whereby another party had an obligation to purchase, until May 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. Bellwether owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume this obligation to purchase gas under the Purchase Agreement, Bellwether was paid $9.9 million. As a result of this transaction, the Company has recorded a liability of $2.0 million to cover estimated liabilities under the contract. Gas gathering operations of the subsidiary and payments to third parties will be charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's credit facility.

                         BELLWETHER EXPLORATION COMPANY

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

The strategy of the Company has been to acquire producing oil and gas properties through mergers, acquisitions and development, to participate in certain gas processing and gas gathering investments, and to participate selectively in exploration activities. The funding of these activities has been provided by operating cash flows, bank financing and equity placements. Net cash provided by operating activities was $5.7 million for the nine months ended March 31, 1996 compared to $3.8 million used in operating activities in the same period of 1995. The Company invested $3.2 million in oil and gas properties for the nine months ended March 31, 1996 versus $2.5 million in 1995. Additionally, the Company spent $43,000 for the nine months ended March 31, 1996 and $125,000 in the nine months ended March 31, 1995 on gas plant and gas gathering facilities.

During the second quarter of fiscal 1996, the borrowing base on the Company's credit facility was increased to $26.6 million and the repayment schedule was modified and extended from March 1999 to June 2001. During the third quarter of fiscal 1996, the Company made a principal payment of $9.5 million on this facility and the borrowing base was revised to $20.1 million. As a result of these transactions, the current portion of long-term debt was reduced from $6.0 million at June 30, 1995 to zero at March 31, 1996. In April 1996, the interest rate on Eurodollar Advances under the credit facility was decreased from the Eurodollar rate plus 1- 3/4% to the Eurodollar rate plus 1- 1/4%. The next scheduled principal payment is $68,333 due on June 30, 1997.

During the fourth quarter of fiscal 1995, the Company entered into an agreement with two investment banking firms to raise $30 million through a private placement of senior debt. During the second quarter of fiscal 1996, Bellwether terminated the agreement and $130,000 was charged to expenses for the costs incurred in connection with the agreement.

The Company and certain third parties were the beneficiaries of an agreement ("Purchase Agreement") whereby another party had an obligation to purchase, until May 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. Bellwether owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume this obligation to purchase gas under the Purchase Agreement, Bellwether was paid $9.9 million. As a result of this transaction, the Company has recorded a liability to cover the estimated losses under the contract. Gas gathering operations of the subsidiary and payments to third parties will be charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's credit facility.

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

                         BELLWETHER EXPLORATION COMPANY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Fiscal 1996 Capital Expenditures

The Company anticipates investing approximately $7.6 million during fiscal 1996, which is comprised of $6.0 million for development drilling activities and acquisitions, $1.3 million for exploratory drilling activities, and $0.2 million for gas plant and gas gathering facilities. Bellwether completed a five-well recompletion program in the Cove field, offshore Matagorda County, Texas in the third quarter of fiscal 1996 at a net cost of $3.5 million. The first four wells were successfully completed for production of 11 million cubic feet of gas per day up from 1.5 million cubic feet per day prior to the recompletion program. The fifth well in the program was not successfully recompleted. Management also expects to commence the drilling of a development well in the Cove field in the first quarter of fiscal 1997. The Company commenced drilling on the first of three wells in the Fausse Pointe Field, St. Martin and Iberia Parishes, Louisiana in March 1996. Drilling on the #2 and #3 wells will follow the June 1996 completion of the #1 well. Bellwether believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these capital commitments. The Company continues to seek acquisition opportunities and the consummation of such a transaction may directly impact anticipated capital expenditures.

                         BELLWETHER EXPLORATION COMPANY
ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations (three and nine months ended March 31, 1996 and 1995)

The following table sets forth certain operating information of the Company for the periods presented:

                                          Three Months Ended March 31,    Nine Months Ended March 31,
                                        ------------------------------------------------------------
                                                             Increase/                      Increase/
                                           1996     1995    (Decrease)    1996     1995    (Decrease)
                                        ------------------------------------------------------------
Production:
   Oil and condensate (MBBLS)...........       76       52       46.1%       260      115      126.1%
   Natural gas (MMCF)...................    1,320      720       83.3%     3,748    1,683      122.7%

Average sales price:
   Oil and condensate (per BBL).........   $18.46   $17.26        7.0%    $16.75   $16.51        1.5%
   Natural gas (1) (per MCF)............   $ 2.19   $ 1.87        4.8%    $ 1.81   $ 1.77  2.3%   --

Average unit production cost per
 BOE (2)................................   $ 4.77   $ 4.13       15.4%    $ 4.36   $ 4.18        4.3%

Gas plant operations:
   Average daily inlet volumes (MMCF)...
                                             21.2     21.5       (1.4%)     20.3     25.4      (20.1%)
   Average daily net production
    (MGALS).............................       40       39        2.6%        36       45      (20.0%)

   Average NGL sales price
   (per gallon).........................   $  .29   $  .29        ---     $  .29   $  .28        3.6%

Gas gathering operations:
   Throughput (MMCF) (3)................      298      366      (18.6%)    1,036    1,122       (7.7%)

- -----------------
/(1)/ Average sales price for natural gas includes revenues received from the sale of natural gas liquids removed from the Company's gas production.

/(2)/ Costs incurred to operate and maintain wells and related equipment and facilities including ad valorem and severance taxes.

/(3)/ Operations charged to gas contract liability subsequent to March 1, 1996.
     (See Note 6 of the Notes to Condensed Consolidated Financial Statements)

                         BELLWETHER EXPLORATION COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues

Oil and gas revenues for the three and nine months ended March 31, 1996 were $4.0 million and $11.1 million, or 82% and 127% higher than oil and gas revenues of $2.2 million and $4.9 million for the same periods in 1995. The increase in oil revenues was attributable primarily to higher production as a result of the mergers of Odyssey in August 1994 and Hampton in March 1995, additional production from the Cove field workovers, and an increase in prices. Gas revenues also increased as a result of production from the mergers, increased production due to workovers and improved gas prices.

Gas plant revenues of approximately $1.5 million and $3.9 million are reflected in the three and nine months ended March 31, 1996 compared to $1.3 million and $4.3 million in the same periods of 1994. A decline in plant inlet volumes from the SACROC Unit, the principal source of gas supplied to the Snyder gas plant, partially offset by increased prices, was the primary cause of the decrease.

Expenses

Lease operating expenses for the three and nine months ended March 31, 1996 totaled $1.4 million and $3.9 million or 100% and 129% over the $0.7 million and $1.7 million for the three and nine months ended March 31, 1995. The increase is the result of the Hampton merger. Lease operating expenses per barrel of oil equivalent were 15% and 4% higher in the three and nine months ended March 31, 1996 when compared to the same period in 1995, due primarily to the effect of the Hampton merger.

Gas plant operating expenses approximated $0.8 million and $2.1 million in the three and nine months ended March 31, 1996 as compared to $0.7 million and $2.2 million for the prior periods.

Gas gathering expenses for the three and nine months ended March 31, 1996 were $0.7 million and $2.4 million, compared to the $0.7 million and $2.3 million reflected in the same periods in 1995. In March 1996, the pipeline operations were charged to the gas contract liability, as a result of the assumption of a contract to purchase gas at $4.50 per MMBTU. (See Note 6 of the Notes to the Condensed Consolidated Financial Statements)

Depreciation, depletion and amortization of $1.7 million and $5.6 million for the three and nine months ended March 31, 1996 reflects a 31% and 70% increase from $1.3 million and $3.3 million in the same periods in 1995, primarily because of an increase in oil and gas production and an increase in the depletion rate per barrel of oil equivalent both of which were caused by increases in reserves due to the mergers and new drilling and workovers.

General and administrative expenses totaled $0.8 million and $2.3 million in the three and nine months ended March 31, 1996 compared to $0.8 million and $1.8 million in the same periods in 1995. The increase was due primarily to increased management fees and overhead incurred as a result of the mergers.

Other expense for the nine months ended March 31, 1996 includes $130,000 of costs incurred in connection with the private placement of senior debt which was terminated.

                         BELLWETHER EXPLORATION COMPANY
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense increased to $0.4 million and $1.4 million for the three and nine months ended March 31, 1996 from $0.3 and $0.7 million in the same periods of 1995. The increase in interest expense is the result of increased borrowings associated with the Hampton merger.

Income Taxes

Provision for income taxes includes $30,000 in federal income tax and $187,000 in state income taxes. State income taxes primarily relate to a tax paying subsidiary whose net operating loss carryforward was fully utilized during the year ended June 30, 1995.

Net Income

Net income for the three and nine months ended March 31, 1996 was approximately $0.6 million and $0.6 million as compared to net income of $.2 million and $0.8 million in the same periods of 1995.

                         BELLWETHER EXPLORATION COMPANY

                          PART II.  OTHER INFORMATION


ITEM 1.      None.  LEGAL PROCEEDINGS

ITEM 2.      None.  CHANGES IN SECURITIES

ITEM 3.      None.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.      None.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.      None.  OTHER INFORMATION

                         BELLWETHER EXPLORATION COMPANY


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a.  Exhibits
                 The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                  10.4  Assignment of gas purchase contract from Texas Gas
                           Transmission Corporation to Bellwether

                  27       Financial Data Schedule

             b.  Reports on Form 8-K.
                  None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BELLWETHER EXPLORATION COMPANY
                             ------------------------------
                                      (Registrant)


Date: May 15, 1996           By:/s/ J. Darby Sere'
      -----------------         ----------------------------------------
                                J. Darby Sere'
                                President and Chief Operating Officer


Date: May 15, 1996           By:/s/ Michael B. Smith
      -----------------         ------------------------------------
                                Michael B. Smith
                                Vice President and
                                Chief Financial Officer