Form 10-K
period 1996-06-30
BELLWETHER EXPLORATION CO
filed 1996-09-26
CIK 319459

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1996

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                         Commission File Number 0-9498

                        BELLWETHER EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)

            Delaware                                  76-0437769
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

 1331 Lamar, Suite 1455, Houston, Texas                 77010
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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at September 11, 1996, was approximately $56,800,000.

     As of September 11, 1996, the number of outstanding shares of the registrant's common stock was 9,089,479.

     Documents Incorporated by Reference: Portions of the registrant's annual proxy statement, to be filed within 120 days after June 30, 1996, are incorporated by reference into Part III.

================================================================================

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                               TABLE OF CONTENTS
                                                                   PAGE
                                                                  NUMBER
                                                                  ------
PART I

 Item 1.     Business...........................................   3
 Item 2.     Properties.........................................   9
 Item 3.     Legal Proceedings..................................  12
 Item 4.     Submission of Matters to a Vote of Security Holders  12

PART II

 Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters......................  13
 Item 6.     Selected Financial Data............................  14
 Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............  15
 Item 8.     Financial Statements and Supplementary Data........  21
 Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..............  46

PART III

 Item 10.    Directors and Executive Officers of the Registrant.  46
 Item 11.    Executive Compensation.............................  46
 Item 12.    Security Ownership of Certain Beneficial Owners and
               Management.......................................  46
 Item 13.    Certain Relationships and Related Transactions.....  46

PART IV

 Item 14.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K......................................  46

  --   Signatures

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                                     PART I
                                     ------
ITEM 1.  BUSINESS
- -----------------

General
- -------

     Bellwether Exploration Company ("Bellwether" or the "Company") is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and gas properties and gathering and processing of natural gas. The Company's operations are concentrated in the Texas and Louisiana Gulf Coast region. At June 30, 1996, the Company's estimated proved reserves totaled 1.8 MMBbl of oil and 33.2 Bcf of natural gas. On a BOE basis, approximately 75% of the Company's estimated net proved reserves were natural gas at such date. In addition, the Company has interests in natural gas processing plants in West Texas and owns a gas gathering system in North Louisiana.

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

     In July 1993, the Company acquired an interest in the Snyder and Diamond M
- - Sharon Ridge Gas Processing Plants, the operations of which were subsequently consolidated (collectively, the "Gas Plant"), for $8.45 million. In December 1993, the Company acquired Associated Gas Resources, Inc. ("AGRI"), a corporation managed by Torch, for the issuance of approximately 1.4 million shares of its common stock ("Common Stock") and $0.2 million in cash. AGRI's assets included additional interests in the Gas Plant. AGRI's assets also included a Louisiana gathering system, a related long-term gas sales contract, and interests in oil and gas properties in Louisiana and Oklahoma with estimated net proved reserves of approximately 4.3 Bcf as of December 31, 1993. The Gas Plant acquisition and AGRI acquisition diversified the Company's asset base and its sources of cash flow. In March 1996, the Company assumed the purchase obligation of the long-term gas sales contract and was paid $9.9 million. As a result of this transaction, the Company recorded a liability to cover estimated future losses under the contract. Gas gathering operations and net losses from the purchase and resale of gas produced by third parties are charged to the liability as incurred.

     In August 1994, Bellwether acquired by merger certain of the assets, liabilities and properties of Odyssey Partners, Ltd. ("Odyssey"), an

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


exploration company specializing in 3-D seismic and computer-aided exploration ("CAEX") technology, in exchange for 0.9 million shares of Common Stock and $5.6 million in cash. As of June 30, 1994, Odyssey's estimated net proved oil and gas reserves consisted of 354 MBbls of oil and 3.7 Bcf of gas, and had a with a pre-tax present value, discounted at 10%, of future net cash flows ("PV-10 Value") of $8.5 million. The Odyssey merger provided the Company with significant expertise in 3-D seismic and CAEX technology.

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


BUSINESS STRATEGY

     The Company intends to continue to increase its reserves, production cash flow and net asset value through a balanced strategy that includes exploration, exploitation and development drilling activities and strategic acquisitions of oil and gas properties and other facilities.

     Key elements of the Company's strategy include the following:

     Torch Relationship. The Company intends to capitalize on its affiliation with Torch. Torch provides oil and natural gas investment management and advisory services to domestic and foreign investors and E&P companies. The Company believes it will benefit from the Torch relationship by having access to a large staff of financial professionals, accountants, geologists and engineers, exposure to significant oil and gas acquisition opportunities and increased access to capital markets. These resources are generally only available to oil and gas companies that are significantly larger than the Company.

     Cash Flow From Mid-Stream Assets. The Company intends to use the cash flow generated from the Gas Plant to fund the acquisition and exploitation of additional oil and gas properties. The Gas Plant generates cash flow based on through-put of natural gas which, although declining over time as reserves are produced, have the potential to benefit from successful exploitation and development activities funded by others. Producers in the vicinity of the Gas Plant have disclosed plans to commit significant expenditures to develop additional reserves.

     Increased Drilling Activities. The Company plans to aggressively exploit the inventory of development and exploration projects acquired in fiscal 1995.

     Application of Advanced Technologies. The Company relies heavily on state-of-the-art 3-D seismic and CAEX technologies to add value to its drilling efforts and reduce risk associated with exploration and exploitation activities. These advanced technologies are particularly useful in the highly

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


faulted structures common to the Company's existing properties and the geographic areas in which the Company focuses.

     Strategic Acquisitions. The Company will continue to seek acquisitions on a selective basis, with a particular emphasis on identifying properties in close proximity to the Company's current reserves, in areas where it maintains geological expertise, and where reserves can be increased through the application of advanced technology and development drilling.


INDUSTRY SEGMENT INFORMATION
- ----------------------------

     For industry segment data, see Note 9 of the Notes to Consolidated Financial Statements.

MARKETS
- -------

     The ability of the Company to market oil and gas from its wells depends upon numerous factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity of the Company's gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the effects of inclement weather, state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. There is no assurance that the Company will be able to market all of the oil or gas produced by it or that favorable prices can be obtained for the oil and gas it produces. In view of the many uncertainties affecting the supply and demand for crude oil, natural gas and refined petroleum products, the Company is unable to accurately predict future oil and gas prices and demand or the overall effect they will have on the Company.

     Sales to Texas Gas Transmission Corporation, Warren Petroleum Corporation and Koch Industries Inc. accounted for 32.9% of 1996 revenues. Sales to Texas Gas Transmission Corporation and Warren Petroleum Corporation accounted for 42% of 1995 revenues. Sales to Texas Gas Transmission Corporation, Warren Petroleum Corporation and United LP Gas Corporation accounted for 58% of revenues in 1994. Management of the Company does not believe that the loss of any single customer or contract would materially affect the Company's business.

REGULATION
- ----------

     Oil and Gas Regulation

     The availability of a ready market for any oil and gas production depends upon numerous factors beyond the Company's control. These factors include state and federal regulation of oil and gas production as well as regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive gas well may be "shut-in" because of an over-supply of gas or lack of an available gas pipeline in the

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


areas in which the Company may conduct operations. State and federal regulations generally are intended to prevent waste of oil and gas, protect rights to produce oil and gas between owners in a common reservoir, control the amount of oil and gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines and gas plants also are subject to the jurisdiction of various federal, state and local agencies.

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

     The Company may generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act and comparable state statutes. The EPA has limited the disposal options for certain hazardous wastes and is considering the adoption of stricter disposal standards for nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes,"

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


and therefore would be subject to more rigorous and costly operating and disposal requirements.

     Superfund. The Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund law", imposes joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current owner and operator of a facility and persons that disposed of or arranged for the disposal of the hazardous substances found at a facility. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of its operations, the Company may have generated and may generate wastes that fall within CERCLA's definition of hazardous substances. The Company may also be an owner of facilities on which hazardous substances have been released by previous owners or operators. The Company may be responsible under CERCLA for all or part of the costs to clean up facilities at which such wastes have been released. Neither the Company nor, to its knowledge, its predecessors has been named a potentially responsible person under CERCLA nor does the Company know of any prior owners or operators of its properties that are named as "potentially responsible parties" related to their ownership or operation of such property.

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

     Oil Pollution Act. The Oil Pollution Act of 1990 ("OPA") and regulations thereunder impose a variety of regulations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A responsible party includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which a facility covered by OPA is located. OPA assigns joint and several liability to each responsible party for oil removal costs and a variety of public and private damages. Few defenses exist to the liability imposed by OPA.

     OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, an advance notice of intention to adopt a rule under OPA was published that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. The Company cannot predict the final form of the financial responsibility rule that will be adopted but such rule has the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

     Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.


COMPETITION
- -----------

     The Company encounters competition from other oil and gas companies in all areas of its operations, including the acquisition of producing properties and the marketing of oil and gas. Many of these companies possess greater financial and other resources than the Company and Torch. Torch also manages companies that may compete with the Company. Competition for acquisition of producing properties will be affected by the amount of funds available to the Company, information about a producing property available to the Company and any standard established by the Company for the minimum projected return on investment. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition is presented by other pipelines and gas gathering systems. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. Because the primary markets for NGLs are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


ITEM 2.  PROPERTIES
- -------------------

Reserves, Productive Wells, Acreage and Production
- --------------------------------------------------

     The Company holds interests in oil and gas properties, all of which are located in the United States. The Company's principal developed properties are located in Texas, Louisiana and the Gulf of Mexico in state waters, and undeveloped acreage is located primarily in Texas and Louisiana. Estimated net proved oil and gas reserves at June 30, 1996 increased approximately 238% over June 30, 1994, primarily as a result of acquisitions of producing properties. (See Note 3 of the Notes to Consolidated Financial Statements). The Company has not filed oil or gas reserve information with any foreign government or Federal authority or agency.

     The following table sets forth certain information, as of June 30, 1996, which relates to the Company's principal oil and gas properties:

                               Net Proved
                                Reserves      1996 Net Production
                          --------------------------------------
                              OIL      GAS       OIL       GAS
                            (MBBLS)  (MMCF)    (MBBLS)    (MMCF)
Field
Cove field, TX............       7   10,401          2     1,002
Fort Trinidad field, TX...     454    3,007         24       152
Fausse Pointe field, LA...     127    3,736          -         -
McFarlan field, TX........      16    2,292          6       955
Giddings field, TX........     131    1,856         44       460
Lake Hatch field, LA......     123      819         16        39
S. Bayou Bouef field, LA..     149    1,283         38        90
S. Bullocks Church
  field, TX...............      26    1,409          1        52
S. Fort Trinidad
  field, Tx...............     235        -         44         -
N.W. Panther Reef
  field, TX...............      20      828          2       112
Others....................     520    7,563        157     2,237
                             -----   ------        ---     -----
                             1,808   33,194        334     5,099
                             =====   ======        ===     =====


ACREAGE
- -------

      The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of June 30, 1996. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A net acre is

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                                                          GROSS          NET
                                                          -----          ---
Developed Acreage.....................................   481,446        110,513
Undeveloped Acreage...................................    63,549         56,713
                                                         -------        -------
        Total.........................................   544,995        167,226
                                                         =======        =======



Development of the Company's acreage in Fausse Pointe field began in April 1996.

PRODUCTIVE WELLS
- ----------------

        The following table sets forth Bellwether's gross and net interests in productive oil and gas wells as of June 30, 1996. Productive wells are producing wells and wells capable of production.

                                                          GROSS            NET
                                                          -----            ---
Oil Wells.............................................    359.00          60.82
Gas Wells.............................................    483.00          72.98
                                                          ------         ------
        Total.........................................    842.00         133.80
                                                          ======         ======



PRODUCTION
- ----------

        The Company's principal production volumes during the year ended June 30, 1996 were from the states of Louisiana and Texas, and from the Gulf of Mexico in Texas state waters.

        Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appear in Note 11 of the Notes to Consolidated Financial Statements.


DRILLING ACTIVITY AND PRESENT ACTIVITIES
- ----------------------------------------

        During the three-year period ended June 30, 1996, the Company's principal drilling activities occurred in the continental United States and offshore in Texas state waters.

        The Company had three gross (0.66 net) wells drilling at June 30, 1996. The following table sets forth the results of drilling activity by the Company, net to its interest, for the last three calendar years. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. A "net well" is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

               BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
               -----------------------------------------------

                                              EXPLORATORY WELLS
                                              -----------------

                             GROSS                                             NET
            ---------------------------------------        ----------------------------------------
                               DRY                                             DRY
            PRODUCTIVE        HOLES           TOTAL        PRODUCTIVE         HOLES           TOTAL
1994             1              1               2             .10              .20              .30
1995             3              4(1)            7             .27              .65              .92
1996             1              3               4             .06              .24              .30

                                             DEVELOPMENT WELLS
                                             -----------------
                             GROSS                                             NET
            ---------------------------------------        ----------------------------------------
                               DRY                                             DRY
            PRODUCTIVE        HOLES           TOTAL        PRODUCTIVE         HOLES           TOTAL
1994             1              2                3            .08              .27              .35
1995             1              2                3            .30              .18              .48
1996            21              1               22           1.66              .90             2.56

(1) Includes well drilled on the Serj Permit in Tunisia.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

GAS PLANT AND GAS GATHERING FACILITIES
- --------------------------------------

As of June 30, 1996 the Company owned interests in the following gas plant and gas gathering systems:

                                                             1996
                                                -------------------------------
                                                CAPACITY  THROUGHPUT  OWNERSHIP
FACILITY        STATE         OPERATOR                        MMCFD
- --------        -----         --------                        -----
Snyder Gas                    Torch Energy
Plant           TX            Marketing Inc.         60          21      11.98%

Diamond M-                    Exxon Company,
Sharon Ridge                  U.S.A.
Gas Plant       TX                                   (1)         (1)        (1)

Monroe Gas                    West Monroe Gas
Gathering                     Gathering Corp., a
System(2)       LA            subsidiary of the     4.6         4.0        100%
                              Company


(1) The Company has a 35.78% interest in the operations of the former Diamond M-Sharon Ridge Gas Plant. This plant was dismantled in December 1993, and the gas is being processed by Snyder Gas Plant pursuant to a processing agreement.

(2) The Company owns a gas gathering system in Union Parish, Louisiana. In March 1996, the liability for a gas purchase contract covering natural gas owned by the Company and others was assumed by the Company. All operations from that date are recorded as a reduction to the liability. Throughput for 1996 represents operations from July 1995 to February 1996.


ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

Neither the Company nor its subsidiaries is a party to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

        The Company's common stock is traded on the NASDAQ National Market System (NMS) (Symbol: BELW). There were approximately 1,148 stockholders of record as of September 11, 1996. The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates that cash flows will be used for continued growth in Company operations. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations--Financing Activities and Note 7 of the Notes to Consolidated Financial Statements). The following table sets forth the range of the high and low sales prices, as reported by the NASDAQ for Bellwether common stock for the periods indicated.

                                                   SALES PRICE
                                                   -----------
                                                HIGH          LOW
                                                ----          ---
Quarter Ended:

  September 30, 1994..........................   $6.50         $5.13
  December 31, 1994...........................   $6.00         $4.63
  March 31, 1995..............................   $6.25         $4.63
  June 30, 1995...............................   $6.75         $5.50

  September 30, 1995..........................   $6.25         $5.00
  December 31, 1995...........................   $6.13         $4.06
  March 31, 1996..............................   $7.00         $5.00
  June 30, 1996...............................   $8.00         $5.50

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

     The following selected financial data with respect to the Company should be read in conjunction with the Consolidated Financial Statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                      AT AND FOR THE YEARS ENDED JUNE 30,
                           --------------------------------------------------------
                               1996      1995(1)      1994(2)      1993      1992
                           --------------------------------------------------------

Gas revenues...............   $ 9,856   $ 4,864      $ 2,620      $ 1,807   $ 1,528
Oil revenues...............     5,810     3,643        1,086        1,708     1,246
Gas plant revenues.........     5,345     5,678        4,489            -         -
Gas gathering revenues.....     3,374     5,027        2,441           23        51
Interest and other
  income...................       116        97           63          116        82
                           --------------------------------------------------------
     Total revenues........    24,501    19,309       10,699        3,654     2,907

Total expenses (including
  income taxes and
  minority interest).......    23,519    18,368        9,885        3,613     2,779
Extraordinary income(3)             -         -            -            -        65
                           --------------------------------------------------------

Net income.................   $   982   $   941      $   814      $    41   $   193
                           ========================================================

Earnings per common and
  common equivalent
  share (4) (5)............     $0.11     $0.12        $0.27        $0.02     $0.08

Total assets...............   $67,225   $74,650      $35,870      $12,480   $14,140

Long-term debt, net of
  current maturities.......   $13,048   $18,525      $12,797      $ 1,000  $    -

(1) Reflects operations from Odyssey and Hampton mergers beginning August 1994 and February 1995, respectively.

(2) Includes operations of the Gas Plant and AGRI from dates of acquisition in July and December 1993, respectively.

(3) Extraordinary income in 1992 represents reductions of income taxes resulting from utilization of loss carryforwards.

(4)  Restated to reflect a 1-for-8 reverse stock split in 1994.

(5) At present, there is no plan to pay dividends. The Company maintains a policy of reinvesting its discretionary cash flows for continued growth in company operations (See Note 7 to Notes to Consolidated Financial Statements).

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity
- -------------------------------

     Sources of Capital
     ------------------

     The Company and certain third parties were the sellers under a gas purchase contract whereby another party had an obligation to purchase, until May 31, 1999, gas produced and purchased by the Company and gas produced by third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. Bellwether supplied a significant portion of the gas sold pursuant to the gas purchase contract. In March 1996, in exchange for Bellwether's agreement to assume the purchase obligation under the gas purchase contract, Bellwether was paid $9.9 million. From the proceeds, $9.5 million was repaid on the Company's credit facility.

     During fiscal year 1996 and 1995, the Company's net cash flows provided by operating activities were $7.5 million and $5.3 million, respectively.

     During fiscal 1994, the Company's primary sources of capital were borrowings under its Credit Facility, which aggregated $8.5 million, and net cash flows from operations which aggregated $3.1 million. In addition, in December 1993, the Company issued 1.4 million shares of common stock in connection with the acquisition of AGRI.

     Uses of Capital
     ---------------

     During the past three fiscal years, the Company's primary uses of its capital have been to fund the acquisitions of Odyssey and Hampton. During fiscal 1996 and 1995 capital expenditures of $6.9 million and $3.4 million, respectively, were incurred in connection with the development and exploration of the Company's properties.

     Financing Activities
     --------------------

     On February 28, 1995, the Company entered into a credit facility ("Credit Facility") with a commercial bank providing for an initial borrowing base of $29.8 million. Borrowings under the Credit Facility are secured by the Company's interests in oil and gas properties and in the Gathering System and the Gas Plant. The maturity date, as modified in the second quarter, fiscal 1996 is March 31, 2001 and the borrowing base was revised to $20.1 million. A principal payment of $9.5 million made in the third quarter of fiscal 1996 extinguished all current maturities. The interest rate is either the agent bank's prime rate or the adjusted Eurodollar Rate plus 1 1/4%, at the Company's option. A commitment fee of three-eighths of one percent (0.375%) per annum is charged on the unused portion of the Credit Facility. The interest rate on the Company's borrowings at June 30, 1996 was approximately 7.275%.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

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

     Currently, the Company is negotiating a syndicated credit facility in an amount up to $50 million, with the original borrowing base of $27 million, to be redetermined semi-annually. The interest rate, at the Company's option will vary, based upon borrowing base usage, from LIBOR plus 7/8% to LIBOR plus
1 1/4%, or the greater of the prime rate or Fed Funds plus 1/2%. The credit facility will be unsecured and will have a termination date four years from closing.


OTHER MATTERS
- -------------

  Dividends
  ---------

     At present, there is no plan to pay dividends on common stock. The Company maintains a policy of reinvesting its discretionary cash flows for the continued growth in Company operations.

  Gas Balancing Positions
  -----------------------

     It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of gas balancing positions as of June 30, 1996 is not anticipated to adversely impact the financial condition of the Company.

  Financial Accounting Standards Board Statement No. 121
  ------------------------------------------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." SFAS 121 establishes guidence for determining and measuring asset impairment and the required timing of asset impairment evaluations. Management has addressed the requirements of this statement and believes that it will not have a significant effect on the financial condition and results of operations of the Company based upon current economic conditions.

  Financial Accounting Standards Board Statement No. 123
  ------------------------------------------------------

     In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" which is effective for the Company beginning July 1, 1996. SFAS No. 123 permits, but does not require, a fair-value-based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS 123, the

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair-value-based method of accounting had been applied.

  Outlook
  -------

     The Company has adopted a $10.5 million capital budget for fiscal 1997, primarily for development drilling activities. The Company believes its working capital, net cash flows provided by operating activities are sufficient to meet these capital commitments. The Company is reviewing several acquisitions, any one of which could materially exceed the planned capital expenditure levels. It is anticipated that such acquisitions, if consummated, would be funded through additional borrowings and/or the issuance of securities.

     Inflation has not had a material impact on the Company and is not expected to have a material effect on the Company in the future.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


RESULTS OF OPERATIONS
- ---------------------

     The following table sets forth certain oil and gas production information of the Company for the periods presented.

                                             Year Ended June 30,
                                        ---------------------------
                                           1996     1995     1994
                                        --------  -------  --------
Production
  Oil and condensate (MBBLS)............      334      216       71
  Natural gas (MMCF)....................    5,099    2,932    1,206

Average sales price (1)
  Oil and condensate (per barrel).......   $17.81   $16.89   $15.27
  Natural gas (per MCF).................   $ 2.02   $ 1.66   $ 2.17

Average unit production cost per
 equivalent barrel (6 MCF equal
 1 barrel)..............................   $ 4.49   $ 4.05   $ 4.75

Average unit depletion rate per
 equivalent barrel (6 MCF equal
 1 barrel)..............................   $ 5.86   $ 5.52   $ 5.71


(1) Average sales price is exclusive of the effect of natural gas and crude oil price swaps.

Operations of the Gas Plant, various interests of which were acquired July 30, 1993 and December 31, 1993, are summarized as follows:



                                   1996     1995     1994
                                 -------  -------  --------

Product sales volume - (MGALS)..   13,497   16,045   15,756

Average sales price per gallon..  $  0.31  $  0.29  $  0.25

Revenues:  ($000)
      Product sales.............  $ 4,175  $ 4,568  $ 3,868
      Operating fees............      690      786      481
      Residual gas sales........      480      324      140
                                  -------  -------  -------
Total revenues..................    5,345    5,678    4,489

Operating expenses ($000).......    2,768    3,004    2,421
                                  -------  -------  -------

Operating margin ($000).........  $ 2,577  $ 2,674  $ 2,068
                                  =======  =======  =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

Operations of the Gathering System, acquired in December 1994, are summarized as follows:

                                      1996(1)    1995     1994
                                      --------  -------  -------

     Net throughput (MMCF per day)..      4.0       4.1      3.9

     Gas gathering revenues ($000)..  $ 3,374    $5,027   $2,441
     Operating expenses ($000)......    2,417     3,074    1,592
                                      -------    ------   ------

     Operating margin ($000)........  $   957    $1,953   $  849
                                      =======    ======   ======

(1) Represents operations from July 1995 through February 1996. Subsequent to February 1996, the Company ceased recognition of such operations following the Company's assumption of a gas purchase contract and receipt of $9.9 million (See
Note 2 of Notes to Consolidated Financial Statements. See Note 9 for industry segment information).

REVENUES:
- ---------

Oil and gas revenues for fiscal 1996 were $15.7 million, or 85% higher than fiscal 1995 oil and gas revenues of $8.5 million. In 1995, oil and gas revenues were 130% higher than the fiscal 1994 oil and gas revenues of $3.7 million. The Company's mergers with Odyssey and Hampton are responsible for the increased revenues during fiscal 1995 and 1996. During the three year period, the volatility of oil and gas prices directly impacted revenues. Most significantly, natural gas prices increased in fiscal 1996 to $2.02 per MCF from $1.66 per MCF in fiscal 1995. During fiscal 1996, the Company utilized various hedging transactions to manage a portion of the risks associated with natural gas and crude oil volatility. As a result of these hedges, oil and gas revenues were reduced by $0.6 million.

     Gas plant revenues were $5.3 million in fiscal 1996, or 7% lower than fiscal 1995 revenues of $5.7 million due primarily to decreased throughput, partially offset by an 7% increase in natural gas liquids price. Fiscal 1995 revenues were 27% higher than the $4.5 million in fiscal 1994. Such increase was due to the purchase of interests in the Gas Plant in July and December, 1993 and a 16% increase in prices.

     Gas gathering revenues decreased to $3.4 million in fiscal 1996, or 32% under fiscal 1995 revenues of $5.0 million due to the Company's agreement to assume payment obligations under a gas purchase contract and its decision to cease recognition of income from gas gathering operations. Gas gathering revenues in fiscal 1995 were 106% higher than fiscal 1994 revenues of $2.4 million. The gas gathering facilities were acquired in December, 1993.

EXPENSES:
- ---------

     Production expenses for fiscal 1996 totaled $5.3 million, as compared to $2.9 million in fiscal 1995 and $1.3 million in fiscal 1994. The 83% increase in fiscal 1996 over fiscal 1995 and the 123% increase between fiscal 1995 and 1994 was attributable primarily to the Odyssey and Hampton mergers. Such mergers were included in operations for ten and four months, respectively, in fiscal 1995.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


     Gas plant expenses were $2.8 million or 7% lower in fiscal 1996 than in fiscal 1995 as a result of decreased throughput, offset partially by higher prices. In 1995, expenses were 25% higher in than in fiscal 1994 due to a full year of operations in 1995.

     Gas gathering expenses in fiscal 1996 of $2.4 million are 23% under the prior year total of $3.1 million, due to the Company's agreement to accept assume payment obligations under a gas purchase contract and its decision to cease gas gathering operations. In fiscal 1995, expenses were 93% higher than in fiscal 1994. The gas gathering facilities were acquired in the AGRI merger in December 1993.

     Depreciation, depletion and amortization of $8.1 million reflects an increase of 53% for fiscal 1996 over $5.3 million in fiscal 1995. Such increase reflects a full year of production volumes from the Odyssey and Hampton mergers and a 6% increase in the depletion rate per net equivalent barrel due to additional costs associated with dry holes drilled in Fausse Pointe and Cove fields. In fiscal 1995, depreciation, depletion and amortization was 112% higher than the fiscal 1994 amount. This reflects additional production volumes from the Odyssey and Hampton mergers and a full year of depreciation included for the gas plants and gas gathering facilities.

     General and administrative expenses totaled $3.0 million, $2.7 million and $1.2 million for the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The management fee with Torch accounted for $0.3 million and $0.6 million of the increase in general and administrative expenses in fiscal 1996 and fiscal 1995, respectively, and is due to the significant growth of assets and cash flows experienced by the Company. Additionally, the mergers with Odyssey and Hampton added to increases in salaries and other administrative overhead in fiscal 1995 over fiscal 1994.

     Interest expense increased to $1.6 million in fiscal 1996 from $1.2 million in fiscal 1995 and $0.7 million in fiscal 1994. Such increase is due to the increase in bank debt which financed a portion of the Hampton merger.

The Company recorded a provision for income taxes of $46,000 in fiscal 1996. Actual payments of $126,000 in fiscal 1996 and $9,000 in fiscal 1995 relate to alternative minimum tax and state taxes. Prior to the Hampton merger, the Company's net operating loss was sufficient to eliminate any deferred tax liability. Upon merging with Hampton, the Company was required to record a deferred tax liability of $2.4 million.

Net Income
- ----------

     Net income of $1.0 million was generated in fiscal 1996, as compared to $0.9 million and $0.8 million in fiscal 1995 and fiscal 1994, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------


                                                             PAGE
                                                            NUMBER
                                                            -------
Independent Auditors' Report................................  22

Financial Statements:

 Consolidated Balance Sheets as of June 30, 1996
  and 1995..................................................  23

 Consolidated Statements of Operations for the Years Ended
  June 30, 1996, 1995 and 1994..............................  25

 Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended June 30, 1996, 1995 and 1994...  26

 Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1996, 1995 and 1994..............................  27

 Notes to Consolidated Financial Statements.................  29

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------




The Board of Directors and Stockholders of
Bellwether Exploration Company and Subsidiaries



We have audited the accompanying consolidated balance sheets of Bellwether Exploration Company and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bellwether Exploration Company and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



/S/DELOITTE & TOUCHE LLP

Houston, Texas
September 6, 1996

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                     ASSETS
                                     ------
                             (Amounts in thousands)



                                          JUNE 30,   JUNE 30,
                                            1996       1995
                                        ----------  ----------
CURRENT ASSETS:

Cash and cash equivalents...............  $    783   $  1,088
Accounts receivable and accrued revenues     5,990      5,322
Accounts receivable - related parties...     1,417        ---
Prepaid expenses........................       314        217
                                          --------   --------
    Total current assets................     8,504      6,627
                                          --------   --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Oil and gas properties (full cost
 method) including $13,453 and $15,125
 of unproved properties which
 are excluded from amortization in
 1996 and 1995, respectively............    76,043     71,426
Gas gathering system....................       ---      6,011
Gas plant facilities....................    12,840     13,049
                                         ---------   --------
                                            88,883     90,486
Less accumulated depreciation,
 depletion and amortization.............   (30,748)   (23,291)
                                          --------   --------
                                            58,135     67,195
                                          --------   --------
OTHER ASSETS............................       586        828
                                          --------   --------
                                          $ 67,225   $ 74,650
                                          ========   ========

                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                     (Amounts in thousands, except shares)


                                          JUNE 30,  JUNE 30,
                                            1996      1995
                                        ---------- ---------

CURRENT LIABILITIES:

Accounts payable and accrued liabilities     2,634     1,774
Accounts payable - related parties......   $   702   $    76
Current maturities of long-term debt....       ---     6,023
                                           -------   -------
     Total current liabilities..........     3,336     7,873
                                           --------  -------

LONG-TERM DEBT, EXCLUDING CURRENT
 MATURITIES.............................    13,048    18,525

DEFERRED INCOME TAXES...................     2,861     2,400

OTHER LIABILITIES.......................     1,383       151

MINORITY INTEREST IN GAS PLANT VENTURES.       ---       254

CONTINGENCIES...........................       ---       ---

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value,
 1,000,000 shares
  authorized, none issued or outstanding       ---       ---

Common stock, $0.01 par value,
 15,000,000 shares authorized, 9,075,479
 and 9,045,479 shares issued and
 outstanding at June 30, 1996 and 1995,
 respectively..........................        91        90
Additional paid-in capital..............    41,639    41,472
Retained earnings.......................     4,867     3,885
                                           -------   -------

Total stockholders' equity..............    46,597    45,447
                                           -------   -------

                                           $67,225   $74,650
                                           =======   =======



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 (Amounts in thousands, except per share data)


                                             Year Ended June 30,
                                        ---------------------------
                                           1996     1995     1994
                                        --------  -------  --------
REVENUES:
  Gas revenues..........................  $ 9,856  $ 4,864  $ 2,620
  Oil revenues..........................    5,810    3,643    1,086
  Gas plant revenues....................    5,345    5,678    4,489
  Gas gathering revenues................    3,374    5,027    2,441
  Interest and other income.............      116       97       63
                                          -------  -------  -------
                                           24,501   19,309   10,699
                                          -------  -------  -------

COSTS AND EXPENSES:

  Production expenses...................    5,317    2,856    1,294
  Gas plant expenses....................    2,768    3,004    2,421
  Gas gathering expenses................    2,417    3,074    1,592
  General and administrative expenses... 3,013 2,739 1,234 Depreciation, depletion and
    amortization........................    8,148    5,269    2,489
  Interest expense......................    1,657    1,245      721
  Other expenses........................      153      ---      ---
                                          -------  -------  -------
                                           23,473   18,187    9,751
                                          -------  -------  -------

Income before income taxes and minority
  interest..............................    1,028    1,122      948

Provision for income taxes..............       46        9      ---

Minority interest in gas plant ventures.      ---      172      134
                                          -------  -------  -------

Net income..............................  $   982  $   941  $   814
                                          =======  =======  =======

Net income per share....................  $  0.11  $  0.12  $  0.27
                                          =======  =======  =======

Weighted average common and common
  equivalent shares outstanding.........    9,052    7,713    3,006
                                          =======  =======  =======


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                       CONSOLIDATED STATEMENTS OF CHANGES
                       ----------------------------------
                            IN STOCKHOLDERS' EQUITY
                            -----------------------
                             (Amounts in thousands)




                            COMMON STOCK  PREFERRED STOCK ADDITIONAL          TREASURY STOCK
                                          ---------------  PAID-IN  RETAINED  --------------
                           SHARES  AMOUNT  SHARES  AMOUNT  CAPITAL  EARNINGS  SHARES  AMOUNT  TOTAL
                           ------  ------  ------  ------  -------  --------  ------  ------  -----
Balance June 30, 1993....  2,318   $ 1,156   --    ---    $ 7,598    $2,130     29    $(115)  $10,769
Shares issued in merger
 with Associated Gas
 Resources, Inc..........  1,419       708   --    ---      6,066       ---    --       ---     6,774
To change par value
 per share...............    ---    (1,827)  --    ---      1,827       ---    --       ---       ---
Other....................    ---       ---   --    ---         (1)      ---    (14)      16        15
Net earnings.............    ---       ---   --    ---        ---       814    --       ---       814
                           -----   -------   ---  ----    -------    ------    ---   ------   -------

Balance June 30, 1994....  3,737        37   --    ---     15,490     2,944     15      (99)   18,372
Shares issued in public
 stock offering..........  3,400        34   --    ---     17,204       ---    --       ---    17,238
Cancelation of
 treasury stock..........    (15)      ---   --    ---        ---       ---    (15)      99        99
Shares issued in merger
 with Odyssey Partners,
 Ltd.....................    917         9   --    ---      3,944       ---    --       ---     3,953
Shares issued in merger
 with Hampton
 Resources Corporation...  1,006        10   --    ---      4,834       ---    --       ---     4,844
Net earnings.............    ---       ---   --    ---        ---       941    --       ---       941
                           -----   -------   ---  ----    -------    ------    ---   ------   -------
Balance June 30, 1995....  9,045        90   --    ---     41,472     3,885    --       ---    45,447
Stock options
 exercised...............     30         1   --    ---        167       ---    --       ---       168
Net earnings.............    ---       ---   --    ---        ---       982    --       ---       982
                           -----   -------   ---  ----    -------    ------    ---   ------   -------

Balance June 30, 1996....  9,075   $    91   --   $---    $41,639    $4,867    --     $ ---   $46,597
                           =====   =======   ===  ====    =======    ======   ===    ======   =======

                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (Amounts in Thousands)

                                               Year Ended June 30,
                                        ------------------------------
                                           1996       1995      1994
                                        ----------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..............................  $   982   $    941   $   814
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation, depletion and
    amortization........................    8,273      5,382     2,530
  Minority interest in gas plant
    ventures............................      ---        120       120
  Deferred taxes........................      183        ---       ---
Change in assets and liabilities,
  net of acquisition effects:
  Accounts receivable and accrued
    revenues............................     (668)     1,548       (73)
  Prepaid expenses......................       25        117       ---
  Accounts payable and accrued expenses.       84     (2,047)     (464)
  Due (to) from affiliates..............     (791)      (633)      750
  Other.................................     (603)      (145)     (555)
                                          --------  ---------  -------

NET CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES.............................    7,485      5,283     3,122
                                          -------   --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties.....   (6,934)   (27,039)     (782)
Proceeds from sales of properties.......      644        265        36
Additions to gas plant facilities.......      (44)       (87)   (8,567)
Additions to gas gathering system.......      (21)      (138)      (82)
Proceeds from gas contract assignment...    9,875        ---       ---
Other...................................       22       (290)      (28)
                                          -------   --------   -------

NET CASH FLOWS FROM (USED IN) INVESTING
  ACTIVITIES............................    3,542    (27,289)   (9,423)
                                          -------   --------   -------



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------
                             (Amounts in Thousands)


                                               Year Ended June 30,
                                        -------------------------------
                                           1996       1995       1994
                                        ----------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings................  $  ---     $ 25,860   $ 8,471
Net proceeds from issuance of common
  stock.................................       168     17,238       ---
Payments of long-term debt..............   (11,500)   (21,456)   (1,151)
Other...................................       ---        ---        14
                                          --------   --------   -------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES..................   (11,332)    21,642     7,334
                                          --------   --------   -------

Net decrease in cash and cash
  equivalents...........................      (305)      (364)    1,033
Cash and cash equivalents at beginning
  of year...............................     1,088      1,452       419
                                          --------   --------   -------

CASH AND CASH EQUIVALENTS AT END
  OF YEAR...............................  $    783   $  1,088   $ 1,452
                                          ========   ========   =======


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

     Oil and Gas Properties
     ----------------------

     The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs) are capitalized as incurred.
     Oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants.
     Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Depletion expense per equivalent barrel of production was approximately $5.86 in 1996, $5.52 in 1995 and $5.71 in 1994. Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

     excess capitalized costs would be charged to operations. No such write-down in book value was required in 1996, 1995 and 1994.

     Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

     Gas Plants and Gas Gathering System
     -----------------------------------

     Gas plant facilities include the costs to acquire certain gas plants and to secure rights-of-way. Capitalized costs associated with gas plants facilities are amortized primarily over the estimated useful lives of the various components of the facilities utilizing the straight-line method. The estimated useful lives of such assets range from four to fifteen years.

     The Company's gas gathering subsidiary and certain third parties were the beneficiaries of an agreement whereby another party had an obligation to purchase, until May 31, 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. Bellwether owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume the purchase obligations under the gas purchase contract, Bellwether was paid $9.9 million. As a result of this transaction, the Company has written off the remaining book value of the gas gathering system and has recorded a liability to cover the estimated future losses under the contract. Gas gathering operations of the subsidiary and payments to third parties are charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's credit facility.

     Gas Imbalances
     --------------

     The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The Company's imbalance was immaterial at June 30, 1996 and 1995.

     Financial Accounting Standards Board Statement No. 121
     ------------------------------------------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 is effective beginning July 1, 1996 and establishes guidelines for determining and measuring asset impairment and the required timing of asset impairment evaluations. Management has addressed the requirements of this statement and believes that it will not have a significant effect on the financial condition and results of operations of the Company based upon current economic conditions.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Financial Accounting Standards Board Statement No. 123
     ------------------------------------------------------

     In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which is effective for the Company beginning July 1, 1996. SFAS 123 permits, but does not require, a fair-value-based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS 123, the Company will provide pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair-value-based method of accounting had been applied.

     Natural Gas and Crude Oil Hedging
     ---------------------------------

     The Company participated in certain crude oil and natural gas price swaps to reduce its exposure to price fluctuations on sales during fiscal 1996. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Merchantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues.

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

     Statements of Cash Flows
     ------------------------

     For cash flow presentation purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash for 1996,

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

     1995 and 1994 was $1.6 million, $1.2 million and $0.7 million, respectively. Income taxes paid in cash for 1996 and 1995 were $162,000 and $9,000, respectively. During 1995 and 1994, a portion of the the mergers with Associated Gas Resources Inc. ("AGRI"), Odyssey Partners, Ltd. ("Odyssey") and Hampton Resources Corporation ("Hampton"), collectively the ("Mergers") was financed by assumption of debt of $6.1 million for AGRI, $1.4 million for Odyssey and $4.1 million for Hampton. Common stock with a value of $4.0 million and $4.8 million was issued as part of the costs of the Odyssey and Hampton mergers in 1995, respectively. In 1994, common stock with a value of $6.8 million was issued in the AGRI merger.

     Use of estimates
     ----------------

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as well as reserve information which affects the depletion calculation and the computation of the full cost ceiling limitation to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     Reclassifications
     -----------------

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

3.   ACQUISITIONS AND MERGERS
     ------------------------

     During the last three years, the Company has completed the following mergers and acquisitions:

     On February 28, 1995 the Company acquired Hampton in exchange for $17.0 million in cash and 1,006,458 shares of the Company's common stock. The Company had paid previous to the merger $2.7 million to acquire common and preferred stock of Hampton and incurred $1.4 million in expenses in arranging the merger. The total cost of the Hampton acquisition was $25.9 million, consisting of $21.1 million in cash and $4.8 million in common stock. Hampton was an energy company engaged in the exploration, acquisition and production of oil and natural gas, primarily in the onshore Gulf Coast region and offshore in Texas state waters.

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

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

     region and the Permian Basin area of West Texas and Southeast New Mexico.

     On December 31, 1993 AGRI merged into the Company in consideration of the issuance of 1,419,726 shares of the Company's common stock and cash payments of $232,000, for a total cost of $7.0 million. AGRI's principal assets are a gas gathering system located in Union Parish, Louisiana (the "Gathering System"); a 4.12% interest in the Snyder Gas Plant; a 12.52% interest in the Diamond M-Sharon Ridge Gas Plant (the "Gas Plants"); working interests in approximately 828 wells in Union, Morehouse and Ouachita Parishes, Louisiana; and small non-operated working interests in approximately 137 gas wells in Oklahoma.

     On July 30, 1993 the Company acquired certain interests in the Gas Plants, both in Scurry County, Texas, for a purchase price of $8.45 million.

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company is a party to a management agreement with Torch Energy Advisors Incorporated ("Torch") which was renewed for one year on September 1, 1993 and amended effective January 1, 1994. Torch is currently an affiliate of Torchmark Corporation ("Torchmark"), an insurance and diversified financial services holding company and the parent corporation of Torch. The management agreement requires Torch to administer the business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% of the average of the book value of the Company's total assets, excluding cash, plus reimbursement of certain costs incurred on behalf of the Company for the management of its oil and gas properties, plus 2% of annual operating cash flows (as defined) during the period in which the services are rendered. The initial term of this agreement (as amended) is six years. Thereafter, the agreement renews automatically for successive one-year periods until terminated by either party in accordance with the applicable provisions of the agreement. For the years ended June 30, 1996, 1995 and 1994, management fees paid to Torch amounted to $1.5 million, $1.2 million and $0.6 million, respectively. Additionally, in the ordinary course of business, the Company incurs intercompany balances resulting from the payment of costs and expenses by affiliated entities on behalf of the Company. Torch may charge interest on any unpaid balances not paid within 30 days, however, no such interest has been charged by Torch since the inception of the agreement. In December 1993, Torch was issued a warrant to purchase 187,500 shares of the Company's common stock at a price of $6.40 per share for its services in identifying and negotiating the AGRI merger.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     A subsidiary of Torch markets oil and natural gas production from certain oil and gas properties in which the Company owns an interest. The Company pays fees of 2% of revenues for such marketing services. Such charges were $114,000, $12,000 and $3,000 in 1996, 1995 and 1994, respectively.

     Costs of the evaluation of potential property acquisitions and due diligence conducted in conjunction with acquisitions closed are incurred by Torch at the Company's request. The Company was charged $74,000 and $193,000 for these costs in 1996 and 1995, respectively.

     Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's overhead charged for these activities for the years ended June 30, 1996, 1995 and 1994 was $367,000, $164,000 and $45,000,
     respectively.

     Torch became the operator of the Gas Plants on December 1, 1993. In fiscal 1996, 1995 and 1994, the fees paid by the Company to Torch were $83,000, $71,000 and $38,000, respectively.

5.   STOCKHOLDERS' EQUITY
     --------------------

     Common and Preferred Stock
     --------------------------

     The Certificate of Incorporation of the Company authorizes the issuance of up to 15,000,000 shares of common stock and 1,000,000 shares of preferred stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. Certain restrictions contained in the Company's loan agreements limit the amount of dividends which may be declared. There is no present plan to pay dividends on common stock as the Company intends to reinvest its cash flows for continued growth of the Company.

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

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Stock Incentive Plans
     ---------------------

     The Company has stock option plans that provide for granting of options for the purchase of common stock to directors, officers and key employees of the Company and Torch. These stock options may be granted subject to terms ranging from 6 to 10 years at a price equal to the fair market value of the stock at the date of grant. At June 30, 1996, options under the plans available for future grants were 18,000.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     A summary of activity in the stock option plans is set forth below:


                                  Number         Option
                                of shares      Price Range
                              -------------  ----------------
Balance at June 30, 1993......    151,715    $3.00   -  $5.25
  Granted.....................    456,950    $4.88   -  $7.00
  Surrendered.................   (114,450)   $4.50
  Exercised...................    (22,890)   $3.25
                              -------------  ----------------
Balance at June 30, 1994......    471,325    $3.00   -  $7.00
  Granted.....................    450,000    $5.56   -  $5.94
                              -------------  ----------------
Balance at June 30, 1995......    921,325    $3.00   -  $7.00
  Granted.....................     27,000    $4.375  - $6.375
  Surrendered.................    (10,000)   $5.75
  Exercised...................    (30,000)   $5.625
                              -------------  ----------------
Balance at June 30, 1996......    908,325    $3.00   -  $7.00
                              =============  ================

Exercisable at June 30, 1996..    830,917    $3.00   -  $7.00
                              ===============================

6.   DERIVATIVE FINANCIAL INSTRUMENTS
     --------------------------------

     The Company periodically uses derivative financial instruments to manage oil and gas price risk. As of June 30, 1996, the Company was a party to an oil swap price agreement for the month of July for 9,300 barrels of crude oil with a price of $18.25 per barrel. This contract is accounted for as a hedge for financial reporting purposes and, accordingly, is deferred until the related sales are made.

7.   LONG-TERM DEBT
     --------------

     Long-term debt is comprised of the following at June 30, 1996 and 1995 (in thousands):


                            1996      1995
                         ---------- ---------

Bank credit facility.....$   13,048 $  24,548

Less current maturities..       ---    (6,023)
                         ---------- ---------

Long-term debt...........$   13,048 $  18,525
                         ========== =========

          On February 28, 1995, the Company entered into a credit facility ("Credit Facility") with a commercial bank providing for an initial borrowing base of $29.8 million. The borrowing base is reviewed semiannually. Borrowings under the Credit Facility are secured by the Company's interests in oil and gas properties and in the Gathering System and the Gas Plant. The maturity date for the credit facility as modified in the second quarter, fiscal 1996 is March 31, 2001. A

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     principal payment of $9.5 million made in the third quarter, fiscal 1996 extinguished all current maturities. The interest rate is either the agent bank's prime rate or the adjusted Eurodollar Rate plus 1 1/4% at the Company's option. A commitment fee of three-eighths of one percent (0.375%) per annum is charged on the unused portion of the Credit Facility. The interest rate on the Company's borrowings at June 30, 1996 was approximately 7.275%.

     Debt maturities by fiscal year are as follows (in thousands):


                  Year ending June 30, 1997.......    $  ---
                  Year ending June 30, 1998.......      1,929
                  Year ending June 30, 1999.......      4,766
                  Year ending June 30, 2000.......      4,170
                  Year ending June 30, 2001.......      2,183
                                                      -------
                                                      $13,048
                                                      =======


          The Credit Agreement has various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and a ratio of consolidated liabilities to consolidated tangible net worth. In addition, the Company may not pay dividends of greater than 20% of its consolidated after-tax net income in any fiscal year or make any other payment on account of its capital stock or redeem or repurchase any of its capital stock.

          Currently, the Company is negotiating a syndicated credit facility in an amount up to $50 million, with the original borrowing base of $27 million, to be redetermined semi-annually. The interest rate, at the Company's option will vary, based upon borrowing base usage, from LIBOR plus 7/8% to LIBOR plus 1 1/4%, or the greater of the prime rate or Fed Funds plus 1/2%. The debt facility will have a termination date four years from closing.

8.   INCOME TAXES (IN THOUSANDS)
     ---------------------------

     Income tax expense is summarized as follows:


                                    Year Ended June 30,
                               ----------------------------
                                 1996      1995        1994
                               ------    -------     -------
Current
  Federal.....................  $ 126      $   9     $
                                                       ---
  State.......................    103        ---       ---
                                             ---
Deferred - Federal and State..   (183)       ---       ---
                                -----      -----     -----

Total income tax expense......  $  46      $   9     $
                                                       ---
                                =====      =====     =====

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     The balances for deferred tax assets and liabilities were modified as of the effective date of the Hampton merger based on the allocation of the purchase price.

     tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1996 and 1995 are as follows:

                                                    At June 30,
                                               ---------------------
                                                 1996          1995
                                               --------      --------
             Net operating loss
               carryforwards................   $ 8,922        $ 8,858
             Percentage depletion
               carryforwards................       271            271
             Alternative minimum tax credit
             carryforwards..................       126            ---
                                               -------        -------
               Total deferred income tax
                assets......................     9,319          9,129
                                               -------        -------

             Plant, property and equipment..    (8,841)       (11,529)
             State income taxes.............      (446)           ---
                                               -------        -------

             Total deferred income tax
               liabilities..................    (9,287)       (11,529)

             Valuation allowances...........    (2,894)           ---
                                               -------        -------
             Net deferred income tax
               liability....................   $(2,862)       $(2,400)
                                               =======        =======


     The Company files a consolidated federal income tax return. Deferred income taxes are provided for transactions which are recognized in different periods for financial and tax reporting purposes. Such temporary differences arise primarily from the deduction for tax purposes of certain oil and gas development costs which are capitalized for financial statement purposes. In the years ended June 30, 1995 and 1994, the Company did not provide a provision for deferred income taxes due to the availability of sufficient net operating loss ("NOLs") to offset net income.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Total income tax differs from the amount computed by applying the Federal income tax rate to income (loss) before income taxes and minority interest. The reasons for the differences are as follows:


                                       At June 30,
                                    -----------------
                                     1996        1995
                                    ------      ------
Statutory Federal income tax
  rate.........................     34.0%        34.0%
Increase (Decrease) in tax rate
  resulting from:
  State income taxes, net of
    federal benefit............      7.0%         7.0%

Nondeductable travel and
  entertainment................       .3%          .3%

Reduction of valuation
  allowance due to utilization
  of net operating loss
  carryforwards................    (36.5)       (34.2)
                                  -------      -------
                                     4.8%         1.0%
                                  =======      =======


     The Company issued 3,400,000 shares of its common stock on July 20, 1994. As a result of the common stock issuance, the Company has undergone an ownership change. Therefore, the Company's ability to use its NOL for federal income tax purposes is subject to significant restrictions.

     Section 382 of the Internal Revenue Code significantly limits the amount of NOL and investment tax credit carryforwards that are available to offset future taxable income and related tax liability when a change in ownership occurs after December 31, 1986.

     At June 30, 1996, the Company had NOL's of approximately $26.2 million which will expire in future years beginning in 1997. Due to provisions of
     Section 382, the Company is limited to approximately $4.6 million utilization of NOL per year.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


9.   SEGMENT INFORMATION
     -------------------

     The Company's operations are concentrated in two segments. The results of operations of these business segments are as follows (in thousands):


                                        Year Ended June 30,
                                ---------------------------------
                                    1996        1995      1994
                                -----------  --------- ----------
Revenues:
  Oil...........................   $ 9,856      $ 4,864   $ 2,620
  Gas...........................     5,810        3,643     1,086
  Gas plants....................     5,345        5,678     4,489
  Gas gathering.................     3,374        5,027     2,441
  Other revenues................       116           97        63
                                   -------      -------   -------
       Total revenues...........   $24,501      $19,309   $10,699
                                   =======      =======   =======

Operating profit before income
    tax:
  Oil and gas...................   $ 3,416      $ 1,758   $   859
  Gas plants and gas gathering..     2,319        3,251     1,847
                                   -------      -------   -------
                                     5,735        5,009     2,706
Unallocated corporate expenses..     2,943        2,823     1,172
Other expenses..................       153          ---       ---
Interest expense................     1,657        1,245       721
                                   -------      -------   -------
Income before taxes.............   $   982      $   941   $   813
                                   =======      =======   =======

Identifiable assets:
  Oil and gas...................   $47,727      $53,218   $13,763
  Gas plants and gas gathering..    10,408       18,289    19,285
                                   -------      -------   -------
                                    58,135       71,507    33.048
Corporate assets................     9,090        3,143     2,822
                                   -------      -------   -------
Total assets....................   $67,225      $74,650   $35,870
                                   =======      =======   =======

Capital expenditures:
  Oil and gas...................   $ 6,934      $41,676   $ 3,199
  Gas plants and gas gathering..        65          225    18,835
                                   -------      -------   -------
                                   $ 6,999      $41,901   $22,034
                                   =======      =======   =======

Depreciation, depletion and
   amortization:
  Oil and gas...................   $ 6,933      $ 3,893   $ 1,553
  Gas plants and gas gathering..     1,215        1,376       936
                                   -------      -------   -------
                                   $ 8,148      $ 5,269   $ 2,489
                                   =======      =======   =======

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

     In 1996, 1995 and 1994, the Company had 3 customers which accounted for 33% of its revenues, two customers which accounted for 42% of its revenues and three customers which accounted for 58% of its revenues, respectively.

10.  CONTINGENCIES
     -------------

     The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

11.  SUPPLEMENTAL INFORMATION - (UNAUDITED)
     --------------------------------------

     OIL AND GAS PRODUCING ACTIVITIES:
     ---------------------------------

     Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production are based primarily upon reserve reports prepared by the independent petroleum engineering firms of Williamson Petroleum Consultants, Inc. and R.T. Garcia & Co. Inc. These estimates are inherently imprecise and subject to substantial revision.

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

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------


     Costs incurred (in thousands)
     ------------------------------

     The following table sets forth the costs incurred in property acquisition and development activities:


                                            Year Ended June 30,
                                      -------------------------------
                                         1996        1995      1994
                                      ---------   --------- ---------

Property acquisition:
  Proved properties..............       $   128      $25,072  $ 1,896
  Unproved properites............           424       13,233      295
Exploration......................           824          530      364
Development......................         5,558        2,841      644
                                        -------      -------  -------

                                        $ 6,934      $41,676  $ 3,199
                                        =======      =======  =======


     Capitalized costs (in thousands)
     ---------------------------------

     The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                            Year Ended June 30,
                                      ---------------------------------
                                         1996        1995        1994
                                      ---------   ---------   ---------

Proved properties..................    $ 62,590     $ 56,300   $ 28,917
Unproved properties................      13,453       15,125        832
                                       --------     --------   --------

Total capitalized costs............      76,043       71,425     29,749

Accumulated depreciation, depletion
  and amortization.................     (28,316)     (20,983)   (17,043)
                                       --------     --------   --------
Net capitalized costs..............    $ 47,727     $ 50,442   $ 12,706
                                       ========     ========   ========


                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

Results of operations for producing activities (in thousands)
- ----------------------------------------------


                                                 Year Ended June 30,
                                          --------------------------------
                                             1996        1995       1994
                                          ---------   ---------  ---------

 Revenues from oil and gas producing
  activities...........................   $  15,666   $   8,507  $   3,706

 Production costs......................       5,317       2,856      1,294

 Depreciation, depletion and
  amortization.........................       6,933       3,893      1,553
                                          ---------   ---------  ---------

 Results of operations from producing
  activities (excluding corporate
  overhead and interest costS)..........   $   3,416   $   1,758  $     859
                                          =========   =========  =========

Per unit sales prices and costs:
- --------------------------------
                                                 Year Ended June 30,
                                          --------------------------------
                                             1996        1995       1994
                                          ---------   ---------  ---------
 Average sales price: /1/
  Oil (per barrel).....................   $   17.81   $   16.89  $   15.27
  Gas (per MCF)........................   $    2.02   $    1.66  $    2.17

 Average production cost per
  equivalent barrel....................   $    4.49   $    4.05  $    4.75

 Average unit depletion rate per
  equivalent barrel....................   $    5.86   $    5.52  $    5.71


/1/ Average sales price is exclusive of the effect of natural gas and crude oil price swaps.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

Reserves
- --------

The Company's estimated total proved and proved developed reserves of oil and gas are as follows:


                                                                               Year Ended June 30,
                                                     ------------------------------------------------------------------------
      Description                                             1996                       1995                  1994
      -----------                                    ------------------------   ----------------------  ---------------------
                                                       Oil            Gas          Oil         Gas        Oil        Gas
                                                      (MBBL)         (MMCF)       (MBBL)      (MMCF)     (MBBL)     (MMCF)
                                                     ---------     ----------   ----------  ----------  ---------  ----------
Proved reserves at beginning of year...............   2,597          30,159        393        10,671       438       7,202

Revisions of previous estimates....................    (534)          2,853        (61)         (988)      (44)         58

Extensions and discoveries.........................      89           7,128        724         1,179        --          --

Production.........................................     (334)        (5,099)      (216)       (2,932)      (71)     (1,206)

Sales of reserves in-place.........................      (14)        (2,023)        (1)           (3)       --          --

Purchases of reserves in-place.....................        4            176         --           163        67         287

Reserves added in Mergers..........................       --             --      1,758        22,069         3       4,330
                                                      ------         ------     ------        ------    ------      ------
Proved reserves at end of year.....................    1,808         33,194      2,597        30,159       393      10,671
                                                      ======         ======     ======        ======    ======      ======
Proved developed reserves--
 Beginning of year.................................    1,891         23,795        361         9,154       410       7,151
                                                      ======         ======     ======        ======    ======      ======
 End of year.......................................    1,494         22,696      1,891        23,795       361       9,154
                                                      ======         ======     ======        ======    ======      ======

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
            ------------------------------------------------------

Discounted future net cash flows (in thousands)
- --------------------------------

The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves are shown below:


                                                    Year Ended June 30,
                                              --------------------------------
                                                 1996        1995       1994
                                              ----------  ---------- ---------

Future cash inflows.......................... $ 113,550   $  96,738  $  31,180
Future production costs......................   (33,117)    (34,093)   (11,462)
Future income taxes..........................   (11,095)         --         --
Future development costs.....................    (8,959)     (7,738)      (402)
                                              ---------   ---------  ---------

Future net cash flows........................    60,379      54,907     19,316
10% discount factor..........................   (15,191)    (17,616)    (7,272)
                                              ---------   ---------  ---------
Standardized measure of discounted future
 net cash flows.............................. $  45,188   $  37,291  $  12,044
                                              =========   =========  =========

The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                    Year Ended June 30,
                                              --------------------------------
                                                 1996        1995       1994
                                              ----------  ---------- ---------
Standardized measure - beginning of year..... $  37,291   $  12,044  $  10,519
Sales, net of production costs...............   (10,349)     (5,651)    (2,412)
Purchases of reserves in-place...............       246         162        566
Reserves received in Mergers.................        --      34,039      3,598
Net change in prices and production costs....    11,458      (8,326)    (1,500)
Net change in income taxes...................    (2,958)         --         --
Extensions, discoveries and improved
 recovery, net of future production and
 development costs...........................     7,709       5,085         --
Changes in estimated future development
 costs.......................................       497      (3,148)      (163)
Development costs incurred during the period.       883         629        644
Revisions of quantity estimates..............      (438)         (4)      (194)
Accretion of discount........................     3,729       1,204      1,052
Sales of reserves in-place...................    (1,614)         (5)        --
Changes in production rates and other........    (1,266)      1,262        (66)
                                              ---------   ---------  ---------
Standardized measure-end of year............  $  45,188   $  37,291  $  12,044
                                              =========   =========  =========

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- -------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None

                                   Part III
                                   ---------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

Incorporated by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on November 15, 1996, pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

Incorporated by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on November 15, 1996, pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------

Incorporated by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on November 15, 1996, pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------

Incorporated by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on November 15, 1996, pursuant to Regulation 14A.


                                 Part IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

(a)  1. and 2. Financial Statements.  See index to Consolidated Financial
               Statements and Supplemental Information in Item 8, which information is incorporated herein by reference.


     3. Exhibits

     3.1 Certificate of Incorporation of Bellwether Exploration Company - Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76570.

     3.2 By-laws of Bellwether Exploration company - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76570.

     10.1 1988 Non-qualified Stock Option Plan - incorporated by reference to
          Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------


     10.2  Stock Option Agreement dated March 25, 1988 between the Company and
           J. Darby Sere' - incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988.

     10.3 Amended and restated credit agreement dated July 30, 1993 to the Credit Agreement between the Company and First Interstate Bank of Texas, N.A. - incorporated by reference to Exhibit 10.93.7 to the Company's Report on Form 8-K dated July 29, 1993.

     10.4 Management agreement with Torch Energy Advisors Incorporated commencing January 1, 1994 - incorporated by reference to Exhibit 94-10-3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1994.

     10.5 Loan agreement with bank dated March 14, 1994, amending previous loan agreements - incorporated by reference to Exhibit 94.10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 1994.

     10.6 Amended Joint Venture Agreement dated July 29, 1993 between the Company and NGL Associates - Incorporated by reference to Exhibit
           10.93.5 to the Company's Report on Form 10-K dated July 29, 1993.

     10.7 Amended Joint Venture dated July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates - Incorporated by reference to
           Exhibit 10.93.8 to the Company's report on Form 8-K dated December 31, 1993.

     10.8 Agreement and Plan of Merger dated December 15, 1993 among the Company, BEC Acquisitions, Inc. and Associated Gas Resources, Inc. - Incorporated by reference to Exhibit 10.93.7 to the Company's Report on Form 8-K dated December 31, 1993.

     10.9 Purchase and Sale Agreement dated December 27, 1993 between Torch Energy Marketing, Inc. and Associated Gas Resources, Inc. - Incorporated by reference to Exhibit 10.93.9 to the Company's Report on Form 8-K dated December 31, 1993.

     10.10 Registration Rights Agreement dated December 31, 1993 among the Company and the Stockholders of Associated Gas Resources, Inc. - Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-76570.

     10.11 1994 Stock Incentive Plan - Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-76570.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

     10.12 Torch Energy Warrant to Purchase Common Stock of the Company, dated December 31, 1993 - Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement No. 33-76570.

     10.13 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 29, 1993 between the Company and NGL Associates - Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-76570.

     10.14 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates - Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-76570.

     10.15 Asset Purchase and Merger Agreement with Odyssey Partners, Ltd. dated July 19, 1994 - Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 33-76570.

     10.16 Registration Rights Agreement among the Company, Allstate Insurance Company and the former owners of Odyssey Partners, Ltd. -Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-76570.

     10.17 Amended and Restated Credit Agreement dated February 28, 1995, between the Company and First Interstate Bank of Texas N.A. incorporated by reference to Exhibit N to Amendment No. 6 to its
           Schedule 13D reporting its acquisition of the common stock of Hampton Resources Corporation.

     10.18 Assignment of gas purchase contract from Texas Gas Transmission Corporation to Bellwether - incorporated by reference to Exhibit 96-10-4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1996.


     16.1 Letter from predecessor auditors regarding change in certifying accountant - Incorporated by reference to Exhibit 16.1 to the Company's Form 8K/A-1 dated June 30, 1994.

     21.1  Subsidiaries of Bellwether Exploration Company - Included herewith.

     23    Consents of experts:

     23.1  Consent of Williamson Petroleum Consultants, Inc.

     23.2  Consent of R.T. Garcia & Co. Inc.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

     23.3  Consent of Deloitte & Touche LLP


     27    Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                         BELLWETHER EXPLORATION COMPANY

                                         /s/ J. Darby Sere'
                                         ------------------
                                         J. Darby Sere'
                                         President and Chief Executive
                                         Officer

Dated September 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

    SIGNATURES                     TITLE                         DATE


/s/ J. Darby Sere'            Director, President          September 26, 1996
- ----------------------        and Chief Executive          ------------------
J. Darby Sere'                Officer


/s/ J.P. Bryan                Chairman of Board of         September 26, 1996
- ----------------------        Directors                    ------------------
J.P. Bryan

/s/ Charles C. Green          Vice President               September 26, 1996
- ----------------------                                     ------------------
Charles C. Green

/s/ Michael B. Smith          Vice President, Chief        September 26, 1996
- ----------------------        Financial Officer and        ------------------
Michael B. Smith              Principal Accounting Officer


/s/ Vincent H. Buckley        Director                     September 26, 1996
- ----------------------                                     ------------------
Vincent H. Buckley

/s/ A. K. McLanahan           Director                     September 26, 1996
- ----------------------                                     ------------------
A. K. McLanahan

/s/ Dr. Jack Birks            Director                     September 26, 1996
- ----------------------                                     ------------------
Dr. Jack Birks

/s/ Michael D. Watford        Director                     September 26, 1996
- ----------------------                                     ------------------
Michael D. Watford

/s/ C. Barton Groves          Director                     September 26, 1996
- ----------------------                                     ------------------
C. Barton Groves

/s/ Habib Kairouz             Director                    September 26, 1996
- ----------------------                                    ------------------
Habib Kairouz