Form 10-Q
period 1996-09-30
BELLWETHER EXPLORATION CO
filed 1996-11-14
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________
                                   FORM 10-Q

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -------                        Exchange Act of 1934

                        For the quarter ended September 30, 1996
                                      or
           Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                         Exchange Act of 1934 {No Fee Required}

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

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of November 13, 1996, 9,145,479 shares of Common Stock of Bellwether Exploration Company were outstanding.
================================================================================

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                                     INDEX
                                     -----

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I.   FINANCIAL INFORMATION


ITEM 1.  Financial Statements

          Condensed Consolidated Balance Sheets:
               September 30, 1996 (Unaudited) and June 30, 1996................    3
          Condensed Consolidated Statements of Operations (Unaudited):
               Three months ended September 30, 1996 and September 30, 1995....    5
          Condensed Consolidated Statements of Cash Flows (Unaudited):
               Three months ended September 30, 1996 and September 30, 1995....    6
          Notes to Condensed Consolidated Financial Statements (Unaudited).....    8

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................   11


PART II.  OTHER INFORMATION....................................................   15

                                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                            (Amounts in Thousands)


                                    ASSETS
                                    ------

                                          September 30, 1996   June 30, 1996
                                          ------------------   -------------
                                             (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                           $  3,087        $    783
Accounts receivable and accrued revenue                5,472           5,990
Accounts receivable - related parties                  2,999           1,417
Prepaid expenses and other                               467             314
                                                    --------        --------
 Total current assets                                 12,025           8,504
                                                    --------        --------

PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method)             76,757          76,043
Gas plant facilities                                  12,841          12,840
                                                    --------        --------
                                                      89,598          88,883
Accumulated depreciation, depletion
 and amortization                                    (32,703)       (30,748)
                                                    --------        --------
                                                      56,895          58,135
                                                    --------        --------


OTHER ASSETS                                             605             586
                                                    --------        --------

                                                    $ 69,525        $ 67,225
                                                    ========        ========




    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                   (Amounts in Thousands, Except Share Data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                          September 30, 1996   June 30, 1996
                                          -------------------  -------------
                                             (Unaudited)

CURRENT LIABILITIES:

Accounts payable and accrued liabilities             $ 3,080         $ 2,634
Due to affiliates                                      1,638             702
Current maturities of long-term debt                     ---             ---
                                          ------------------   -------------
 Total current liabilities                             4,718           3,336
                                          ------------------   -------------

OTHER LIABILITIES                                      1,230           1,383

LONG-TERM DEBT                                        13,048          13,048

DEFERRED INCOME TAXES                                  3,049           2,861

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value,
  1,000,000 shares authorized;
  none issued or outstanding at
  September 30, 1996 and June 30, 1996
                                                         ---             ---

  Common stock, $.01 par value,
  15,000,000 shares authorized,
  9,145,479 and 9,075,479 shares issued
  and outstanding at September 30, 1996
  and June 30, 1996, respectively
                                                          92              91

  Additional paid-in capital                          41,900          41,639
   Retained earnings                                   5,488           4,867
                                          ------------------   -------------
    Total stockholders' equity                        47,480          46,597
                                          ------------------   -------------


                                                     $69,525         $67,225
                                          ==================   =============

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                 (UNAUDITED)

                 (Amounts in Thousands, Except per Share Data)

                                          Three Months Ended
                                             September 30,
                                        -------------------------
                                            1996          1995
                                        ------------ ------------
REVENUES:
Oil and gas revenues                    $      4,463  $    3,289
Gas plant revenues                             1,721       1,087
Gas gathering revenues                           ---       1,281
Interest and other income                         27          21
                                        ------------  -----------
                                               6,211       5,678
                                        ------------  -----------

COST AND EXPENSES:
Lease operating expenses                       1,365       1,100
Gas plant operating expenses                     893         620
Gas gathering expenses                           ---         837
Depreciation, depletion and
  amortization                                 1,994       1,887
General and administrative expenses              690         700
Interest expense                                 288         484
Other expense                                    ---          12
                                        ------------  -----------
                                               5,230       5,640
                                        ------------  -----------

Income before income taxes                       981          38

Provision for income taxes                       363          25
                                        ------------  -----------

NET INCOME                              $        618  $       13
                                        ============  ===========

Net income per share                    $       0.07  $     0.00
                                        ============  ===========

Weighted average common and
common equivalent shares                       9,090       9,045
outstanding                             ============  ===========


    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)
                            (Amounts in Thousands)

                                            Three Months
                                                Ended
                                            September 30,
                                        -------------------------
                                            1996         1995
                                        -----------   -----------

Net income                                  $   618      $     13
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, depletion and
   amortization                               2,046         1,904
  Deferred taxes                                331           ---
Change in assets and liabilities:
  Accounts receivable and accrued revenue       518           962
  Accounts payable and other liabilities        293           (56)
  Due (to) from affiliates                     (646)          175
  Other                                        (367)         (215)
                                        -----------   -----------
NET CASH FLOWS PROVIDED BY
 OPERATING ACTIVITIES                         2,793         2,783
                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties        (2,314)       (1,085)
  Proceeds from sales of property             1,562           ---
  Other                                          (1)          (31)
                                        -----------   -----------
NET CASH FLOWS USED IN
  INVESTING ACTIVITIES                         (753)       (1,116)
                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt                    ---        (1,000)
  Exercise of stock options                     264           ---
                                        -----------   -----------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                          264        (1,000)
                                        -----------   -----------

  Net increase in cash and cash
   equivalents                                2,304           667
  Cash and cash equivalents at
   beginning of period                          783         1,088
                                        -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                 $     3,087   $     1,755
                                        ===========   ===========

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)

                            (Amounts in Thousands)


                                             Three Months Ended
                                                September 30,
                                        -------------------------
                                           1996           1995
                                        ----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid during the period for:
 Interest                               $     ---     $     484

 Income taxes (net of refund)           $      30     $     133


     See accompanying notes to condensed consolidated financial statements.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1996 and June 30, 1996, and the results of operations and changes in cash flows for the periods ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the 1996 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission.

2.   INDUSTRY SEGMENT INFORMATION
     ----------------------------

     The Company's operations are concentrated primarily in two segments; the exploration and production of oil and natural gas and gas plants and gas gathering operations.


                                          FOR THE THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
 Sales to unaffiliated customers:
           Oil and gas                          $4,463        $3,289
           Gas plants and gas gathering          1,721         2,368
           Other revenues                           27            21
                                                ------        ------
                 Total revenues                  6,211         5,678
                                                ======        ======

 Operating profit before income tax:
           Oil and gas                           1,325           652
           Gas plants and gas gathering            607           561
                                                ------        ------
                                                 1,932         1,213
 Unallocated corporate expenses                    663           712
 Interest expense                                  288           463
                                                ------        ------
                 Income before taxes               981            38
                                                ======        ======

 Depreciation, depletion and
    amortization:
           Oil and gas                           1,773         1,537
           Gas plants and gas gathering            221           350
                                                ------        ------
                                                $1,994        $1,887
                                                ======        ======


                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

3. ACQUISITIONS AND MERGERS
   ------------------------

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


4. LONG TERM DEBT
   --------------

   On February 28, 1995, the Company entered into a credit facility ("Credit Facility") with a commercial bank providing an initial borrowing base of $29.8 million. The borrowings under the Credit Facility are secured by the Company's interest in oil and gas properties and in the Gathering System and the Gas Plant. The maturity date, as modified in the second quarter, fiscal 1996 is March 31, 2001 and the borrowing base is $20.1 million. The credit Facility was retired in October, 1996.

   In October, 1996 the Company entered into a syndicated credit facility ("New Credit Facility") in an amount up to $50 million with an initial borrowing base of $27 million, to be determined semi-annually. The interest rate, at the Company's option, will vary, based upon borrowing base usage, from LIBOR plus 7/8% to LIBOR plus 1 1/4%, or the greater of the prime rate or Fed Funds plus 1/2%. The New Credit Facility is unsecured with respect to oil and gas assets and has a termination date of October 15, 2000.

   The New Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth, and interest coverage ratio. In addition, the New Credit Facility includes certain limitations on restricted payments and dividends, incurrance of additional funded indebtedness/guarantees and asset sales.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

5. GAS CONTRACT LIABILITY
   ----------------------

   The Company and certain third parties were the beneficiaries of an agreement ("Purchase Agreement") whereby another party had an obligation to purchase, until May 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. Bellwether owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume this obligation to purchase gas under the Purchase Agreement, Bellwether was paid $9.9 million. As a result of this transaction, the Company has written off the book value of the gas gathering system and has recorded a liability of $2.0 million to cover estimated liabilities under the contract. Gas gathering operations of the subsidiary and payments to third parties are charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's credit facility.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

Capital Resources and Liquidity
-------------------------------

The strategy of the Company has been to acquire producing oil and gas properties through mergers, acquisitions and development, to participate in certain gas processing and gas gathering investments, and to participate selectively in exploration activities. The funding of these activities has been provided by operating cash flows, bank financing and equity placements. Net cash provided by operating activities was $2.8 million for the three months ended September 30, 1996 compared to $2.8 million used in operating activities in the same period of 1995. The Company invested $2.3 million in oil and gas properties for the three months ended September 30, 1996 versus $1.1 million in 1995. Additionally, the Company spent $11,000 in the three months ended September 30, 1995 on gas plant and gas gathering facilities.

The Company and certain third parties were the beneficiaries of an agreement ("Purchase Agreement") whereby another party had an obligation to purchase, until May 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. Bellwether owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume this obligation to purchase gas under the Purchase Agreement, Bellwether was paid $9.9 million. As a result of this transaction, the Company has written off the book value of the gas gathering system and has recorded a liability to cover the estimated losses under the contract. Gas gathering operations of the subsidiary and payments to third parties are charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's credit facility.

In the first quarter fiscal 1996, the company sold certain non strategic oil and gas properties for $1.6 million.

Gas Balancing
-------------

It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

Fiscal 1997 Capital Expenditures
--------------------------------

The Company anticipates investing approximately $10.5 million during fiscal 1997, which is comprised of $8.6 million for development drilling activities and acquisitions, $1.9 million for exploratory drilling activities, and $0.1 million for gas plant and gas gathering facilities. The Company believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these capital commitments. The Company continues to seek acquisition opportunities and the consummation of such a transaction may directly impact anticipated capital expenditures.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------      -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------



Results of Operations (three months ended September 30, 1996 and 1995)
----------------------------------------------------------------------

The following table sets forth certain operating information of the Company for the periods presented:

                                         Three Months Ended September 30,
                                        ---------------------------------
                                                                Increase/
                                            1996       1995    (Decrease)
                                        ------------ -------- -----------
Production:
   Oil and condensate (MBBLS)...........          68       86       (20.9%)
   Natural gas (MMCF)...................       1,387    1,198       15.78%

Average sales price:
   Oil and condensate (per BBL).........      $19.38   $16.03        20.9%
   Natural gas (1) (per MCF)............      $ 2.29   $ 1.60        43.1%

Average unit production cost per
BOE (2).................................      $ 4.57   $ 3.85        18.7%

Gas plant operations:
   Average daily inlet volumes (MMCF)...        19.4     18.9         2.6%
   Average daily net production (MGALS).          41       33       (24.2%)
   Average NGL sales price (per gallon).      $  .37   $  .25        48.0%

Gas gathering operations:
   Throughput (MMCF) (3)................         ---      366         ---
-------------------------------------------------------------------------

/(1)/ Average sales price for natural gas includes revenues received from the sale of natural gas liquids removed from the Company's gas production.

/(2)/ Costs incurred to operate and maintain wells and related equipment and facilities including ad valorem and severance taxes.

/(3)/ Operations charged to gas contract liability subsequent to March 1, 1996.
      (See Note 5 of the Notes to Condensed Consolidated Financial Statements)

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Revenues
--------

Oil and gas revenues for the three months ended September 30, 1996 were $4.5 million or 36% higher than oil and gas revenues of $3.3 million for the same period in 1995. The increase in oil and gas revenues was attributable primarily to additional production from the Cove field workovers, and an increase in prices.

Gas plant revenues of approximately $1.7 million are reflected in the three months ended September 30, 1996 compared to $1.1 million in the same period of 1995. Increased prices were the primary cause of the increase.

Expenses
--------

Lease operating expenses for the three months ended September 30, 1996 totaled $1.4 million or 27% over the $1.1 million for the three months ended September 30, 1995. Lease operating expenses per barrel of oil equivalent were 18% higher in the three months ended September 30, 1996 when compared to the same period in 1995, due primarily to increased costs from workovers.

Gas plant operating expenses approximated $0.9 million in the three months ended September 30, 1996 as compared to $0.6 million for the prior period.

Gas gathering expenses for the three months ended September 30, 1995 were $0.8 million. In March 1996, pipeline operations were charged to the gas contract liability as a result of the assumption of a contract to purchase gas at $4.50 per MMBTU ("Contract Assumption"). (See Note 5 of the Notes to the Condensed Consolidated Financial Statements)

Depreciation, depletion and amortization of $2.0 million for the three months ended September 30, 1996 reflects a 5% increase from $1.9 million in the same period in 1995, primarily because of an increase in oil and gas production and an increase in the depletion rate per barrel of oil equivalent, both of which were caused by increases in reserves due to the mergers, new drilling and workovers.

General and administrative expenses totaled $0.7 million in the three months ended September 30, 1996 and 1995.

Interest expense decreased to $0.3 million for the three months ended September 30, 1996 from $0.5 million in the same period of 1995. The decrease in interest expense is the result of payments on the Credit Facility from proceeds of the Contract Assumption.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------        -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Income Taxes
------------

Provision for federal and state income taxes for the quarter ended September 30, 1996 is 37% of income.

Net Income
----------

Net income for the three ended September 30, 1996 was approximately $0.6 million as compared to net income of $13,000 in the same period of 1995.

Other Matters
-------------

The Company is a party to a management agreement with Torch Energy Advisors Incorporated ("Torch"). On September 30, 1996, Torchmark, an insurance and financial services holding company and the parent corporation of Torch, sold Torch to an investor group composed of Torch Management. The Company does not anticipate that this will have any impact on the services provided by Torch or its existing management agreement with Torch.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------


                          PART II.  OTHER INFORMATION


ITEM 1.             LEGAL PROCEEDINGS
-------             -----------------

                    None.

ITEM 2.             CHANGES IN SECURITIES
-------             ---------------------

                    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
-------             -------------------------------

                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------             ---------------------------------------------------

                    None.

ITEM 5.             OTHER INFORMATION
-------             -----------------

                    None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

                  a.    Exhibits
                        The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                        10.1 Credit Agreement among Bellwether Exploration Company as borrower and The Chase Manhatten Bank as agent.

                        27      Financial Data Schedule

                  b.    Reports on Form 8-K.
                        None.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BELLWETHER EXPLORATION COMPANY
                                ------------------------------
                                        (Registrant)


Date: November 13, 1996         By:/s/ J. Darby Sere'
      ----------------------       -------------------------------------
                                   J. Darby Sere'
                                   President and Chief Operating Officer


Date: November 13, 1996         By:/s/ Michael B. Smith
      ----------------------       -------------------------------------
                                   Michael B. Smith
                                   Vice President and
                                   Chief Financial Officer