Form 10-Q
period 1996-12-31
BELLWETHER EXPLORATION CO
filed 1997-02-14
CIK 319459

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                --------------
                                   FORM 10-Q

(Mark One)
 [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                    For the quarter ended December 31, 1996
                                      or
     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

            For the Transition Period From            to

                         Commission file number 0-9498


                        BELLWETHER EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)

              Delaware                                   74-0437769
      (State of incorporation)                (IRS Employer Identification No.)
1331 Lamar, Suite 1455, Houston, Texas                 77010-3039
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (713) 650-1025

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS              ON WHICH REGISTERED
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $ .01 par value                                    NASDAQ/NMS

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of February 14, 1996, 9,154,979 shares of common stock of Bellwether Exploration Company were outstanding.

================================================================================

                        BELLWETHER EXPLORATION COMPANY

                                     INDEX
                                                                           PAGE
                                                                          NUMBER
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  Condensed Consolidated Balance Sheets:
    December 31, 1996 (Unaudited) and June 30, 1996 ....................       3
  Condensed Consolidated Statements of Operations (Unaudited):
    Three and six months ended December 31, 1996 and
    December 31, 1995...................................................       5
  Condensed Consolidated Statements of Cash Flows (Unaudited):
    Six months ended December 31, 1996 and December 31, 1995 ...........       6
  Notes to Condensed Consolidated Financial Statements (Unaudited) .....       8


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................      11

PART II.  OTHER INFORMATION.............................................      15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BELLWETHER EXPLORATION COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in Thousands)

                                    ASSETS

                                                       DECEMBER 31,  June 30,
                                                           1996         1996
                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ........................      $    450       $    783
Accounts receivable and accrued revenues .........         7,296          5,990
Due from related parties .........................           303          1,417
Prepaid expenses and other .......................           586            314
                                                        --------       --------
   Total current assets ..........................         8,635          8,504
                                                        --------       --------
PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method) ........        83,473         76,043
Gas plant facilities .............................        12,843         12,840
                                                        --------       --------
                                                          96,316         88,883
Accumulated depreciation, depletion
  and amortization ...............................       (36,561)       (30,748)
                                                        --------       --------
                                                          59,755         58,135
                                                        --------       --------
OTHER ASSETS .....................................           592            586
                                                        --------       --------
                                                        $ 68,982       $ 67,225
                                                        ========       ========

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                   (Amounts in Thousands, Except Share Data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     DECEMBER 31, June 30,
                                                        1996       1996
                                                    (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities ........   $ 3,867   $ 2,634
Due to related parties ..........................       411       702
Current maturities of long-term debt ............      --        --
                                                    -------   -------
   Total current liabilities ....................     4,278     3,336
                                                    -------   -------
LONG-TERM DEBT ..................................    11,000    13,048

DEFERRED INCOME TAXES ...........................     3,805     2,861

OTHER LIABILITIES ...............................     1,148     1,383

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000
shares authorized; none issued or outstanding at
December 31, 1996 and June 30, 1996 .............      --        --

Common stock, $0.01 par value, 15,000,000
shares authorized, 9,152,979 and
9,075,479 shares issued and outstanding at
December 31, 1996 and June 30, 1996, respectively        92        91

Additional paid-in capital ......................    42,059    41,639
Retained earnings ...............................     6,600     4,867
                                                    -------   -------
        Total stockholders' equity ..............    48,751    46,597
                                                    -------   -------
                                                    $68,982   $67,225
                                                    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                 (Amounts in Thousands, Except per Share Data)

                                      Three Months Ended      Six Months Ended
                                         December 31,           December 31,
                                     --------------------    -----------------
                                        1996       1995       1996      1995
                                     ----------  --------    -------   -------
REVENUES:
 Oil and gas revenues ...............   $5,383   $  3,853    $ 9,846   $ 7,142
 Gas plant and gas gathering revenues    2,158      2,555      3,879     4,923
 Interest and other income ..........       26         36         53        57
                                        ------   --------    -------   -------
                                         7,567      6,444     13,778    12,122
                                        ------   --------    -------   -------
COST AND EXPENSES:
 Production expenses ................    1,696      1,347      3,061     2,447
 Gas plant and gas gathering expenses 934 1,549 1,827 3,006 Depreciation, depletion and
   amortization .....................    2,173      1,979      4,167     3,866
 General and administrative expenses       761        859      1,452     1,559
 Interest expense ...................      232        472        520       956
 Other expenses .....................     --          143       --         155
                                        ------   --------    -------   -------
                                         5,796      6,349     11,027    11,989
                                        ------   --------    -------   -------

Income before income taxes ..........    1,771         95      2,751       133

   Provision for income taxes .......      655        107      1,018       132
   NET INCOME (LOSS) ................   $1,116   $    (12)   $ 1,733   $     1
                                        ======   ========    =======   =======
   Net income per share .............   $ 0.12   $   --      $  0.19   $  --
                                        ======   ========    =======   =======
   Weighted average common and common
 equivalent shares outstanding ......    9,145      9,045      9,118     9,045
                                        ======   ========    =======   =======

    See accompanying notes to condensed consolidated financial statements.

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (Amounts in Thousands)

                                                        Six Months Ended
                                                           December 31,
                                                       -------------------
                                                          1996       1995
                                                       --------    -------
NET INCOME .........................................   $  1,733    $     1
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation, depletion and amortization ......      4,308      3,897
     Deferred income taxes .........................        954       --
     Other .........................................         (3)      --
Change in assets and liabilities:
 Accounts receivable and accrued revenue ...........     (1,306)      (439)
 Accounts payable and other liabilities ............        999        405
 Due (to) from related parties .....................        823       (158)
 Other .............................................       (403)      (210)
                                                       --------    -------
 NET CASH FLOWS PROVIDED BY
   OPERATING ACTIVITIES ............................      7,105      3,496
                                                       --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties ...............     (7,430)    (1,133)
 Proceeds from sales of properties .................      1,665       --
 Other .............................................        (45)       (41)
                                                       --------    -------
NET CASH FLOWS USED IN
     INVESTING ACTIVITIES ..........................     (5,810)    (1,174)
                                                       --------    -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings ...........................     13,000       --
Payments of long-term debt .........................    (15,048)    (1,000)
Exercise of stock options ..........................        420       --
                                                       --------    -------
NET CASH FLOWS USED IN
     FINANCING ACTIVITIES ..........................     (1,628)    (1,000)
                                                       --------    -------
Net increase (decrease) in cash and cash equivalents       (333)     1,322
   Cash and cash equivalents at beginning of period         783      1,088
                                                       --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........   $    450    $ 2,410
                                                       ========    =======
      See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                            (Amounts in Thousands)

                                                  Six Months Ended
                                                    December 31,
                                               ----------------------
                                                  1996         1995
                                                -------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

Cash paid during the period for:
   Interest.........................              $ 348        $ 480

   Income taxes (net of prior period refunds)     $ 63         $ 127

     See accompanying notes to condensed consolidated financial statements.

                         BELLWETHER EXPLORATION COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at December 31, 1996 and June 30, 1996, and the results of operations and changes in cash flows for the periods ended December 31, 1996 and 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the 1996 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission.

2.    INDUSTRY SEGMENT INFORMATION

      The Company's operations are concentrated primarily in two segments; 1) the exploration and production of oil and natural gas and 2) gas plant and gas gathering operations.

                                                  FOR THE SIX MONTHS ENDED
                                                         DECEMBER 31,
                                              --------------------------------
                                                    1996             1995
                                              --------------    --------------
Sales to unaffiliated customers:
   Oil and gas........................        $        9,846    $        7,142
   Gas plants and gas gathering.......                 3,879             4,923
   Other revenues.....................                    53                57
                                              --------------    --------------
         Total revenues...............                13,778            12,122
                                              ==============    ==============
Operating profit before income tax
   Oil and gas........................                 3,059             1,520
   Gas plants and gas gathering.......                 1,611             1,226
                                              --------------    --------------
                                                       4,670             2,746
Unallocated corporate expenses........                 1,399             1,657
Interest expense......................                   520               956
                                              --------------    --------------
         Income before taxes..........                 2,751               133
                                              ==============    ==============
Depreciation, depletion and
   amortization:
   Oil and gas........................                 3,726             3,175
   Gas plants and gas gathering.......                   441               691
                                              --------------    --------------
                                              $        4,167    $        3,866
                                              ==============    ==============

                            BELLWETHER EXPLORATION COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

3.    LONG TERM DEBT

      On February 28, 1995, the Company entered into a credit facility ("Credit Facility") with a commercial bank providing an initial borrowing base of $29.8 million. The borrowings under the Credit Facility were secured by the Company's interests in oil and gas properties, the Gathering System and the Gas Plant. The maturity date, as modified in the second quarter of fiscal 1996 was March 31, 2001 and the borrowing base was $20.1 million. The Credit Facility was retired in October 1996.

      In October 1996, the Company entered into a syndicated credit facility ("New Credit Facility") in an amount up to $50 million with an initial borrowing base of $27 million, to be redetermined semi-annually. At Bellwether's option, the interest rate will vary, based upon borrowing base usage, from LIBOR plus 7/8% to LIBOR plus 1 1/4%, or the greater of the prime rate or Fed Funds plus 1/2%. The New Credit Facility is unsecured with respect to oil and gas assets and has a termination date of October 15, 2000.

      The New Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the New Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

4.    GAS CONTRACT LIABILITY

      The Company and certain third parties were the beneficiaries of an agreement ("Purchase Agreement") whereby another party had an obligation to purchase, until May 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. The Company owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume this obligation to purchase gas under the Purchase Agreement, the Company was paid $9.9 million. As a result of this transaction, the Company removed the net book value of the gas gathering system from the balance sheet and recorded a liability of $2.0 million to cover estimated liabilities under the contract. Gas gathering operations of the subsidiary and payments to third parties are charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's Credit Facility.

                            BELLWETHER EXPLORATION COMPANY

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

5.    OTHER MATTERS

      In February 1997, the Company filed a registration statement with the SEC with regard to an offering of 5,606,250 shares of common stock ("Common Stock Offering") and $100 million in Senior Subordinated Notes ("Notes Offering"), the proceeds of which are to be used to purchase oil and gas properties and an estimated $23.2 million of working capital for $209.0 million, plus a contingent payment of up to $10.0 million, the actual amount of which will be based on 1997 gas prices (the "Contingent Payment"). The effective date of the pending acquisition is July 1, 1996 and the estimated net adjusted purchase price assuming a March 31, 1997 closing date is $154.8 million plus the Contingent Payment. As of June 30, 1996, estimated net proved reserves attributable to the properties were
      42.4 MMBOE (89% developed and 58% gas) with a PV-10 Value (pre-tax) of $230.4 million. The Company is also negotiating a new $90 million credit facility ("New Credit Facility") with a group of banks. The Company will finance the cash portion of the acquisition and related fees, estimated to aggregate $176.0 million, and repayment of an estimated $11.0 million of existing indebtedness with advances under the New Credit Facility and the proceeds of the Common Stock Offering and the Notes Offering.

                            BELLWETHER EXPLORATION COMPANY

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The Company's strategy is to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company continues to acquire producing oil and gas properties through mergers, acquisitions and development, to participate in certain gas processing and gas gathering investments, and to participate selectively in exploration activities. The funding of these activities has been provided by operating cash flows, bank financing and equity placements. Net cash provided by operating activities was $7.1 million for the six months ended December 31, 1996 compared to $3.5 million used in operating activities in the same period of 1995. The Company invested $7.4 million in oil and gas properties for the six months ended December 31, 1996 versus $1.1 million in 1995.

The Company and certain third parties were the beneficiaries of an agreement ("Purchase Agreement") whereby another party had an obligation to purchase, until May 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. The Company owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume this obligation to purchase gas under the Purchase Agreement, the Company was paid $9.9 million. As a result of this transaction, the Company removed the net book value of the gas gathering system from the balance sheet and recorded a liability to cover the estimated losses under the contract. Gas gathering operations of the subsidiary and payments to third parties are charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's Credit Facility.

In the first quarter fiscal 1997, the company sold certain non strategic oil and gas properties for $1.6 million.

GAS BALANCING

It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

FISCAL 1997 CAPITAL EXPENDITURES

During fiscal 1997, the Company anticipates investing approximately $12.8 million, excluding acquisitions, which is comprised of $9.7 million for development drilling activities, $3.0 million for exploratory drilling activities, and $0.1 million for gas plant and gas gathering facilities. The Company has executed a letter of intent to acquire a 25% interest in the Mud Lake Field, Cameron Parish, Louisiana for $2.1 million in cash. Closing is expected to occur in February 1997. The Company believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these capital commitments. The Company continues to seek acquisition opportunities and the consummation of such a transaction may directly impact anticipated capital expenditures.

                            BELLWETHER EXPLORATION COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995)

The following table sets forth certain operating information of the Company for the periods presented:

                                     Three Months Ended December 31, Six Months Ended December 31,
                                     ------------------------------- ------------------------------
                                                          Increase/                    Increase/
                                       1996         1995  (Decrease)   1996      1995  (Decrease)
                                    ---------     ------- ----------  ------    ------ ----------
Production:
     Oil and condensate (MBBLS) .          75          98   (23.5%)      143      184    (22.3%)
     Natural gas (MMCF) .........       1,427       1,230    16.0%     2,814     2,428    15.9%

Average sales price:
     Oil and condensate (per BBL)   $   23.93      $16.12    48.5%    $21.59    $16.04    34.6%
     Natural gas (1) (per MCF) ..   $    2.51      $ 1.85    35.7%    $ 2.40    $ 1.72    39.5%

Average unit production cost per
BOE (2) .........................   $    5.42      $ 4.45    21.8%    $ 5.00    $ 4.16    20.2%

Gas plant and gas
  gathering operations:
     Average daily net production
      (BBLS) ....................         913         935    (1.8%)     940         858     9.6%
     Average NGL sales price (per
      barrel) ...................   $   20.91      $12.14    72.2%    $18.10     $11.72    54.4%
     Gas gathering throughput
(MMCF) (3) ......................        --           372     --        --          738    --

(1) Average sales price for natural gas includes revenues received from the sale of natural gas liquids which were removed from the Company's gas production.

(2) Rate is based upon costs incurred to operate and maintain wells and related equipment and facilities including ad valorem and severance taxes.

(3) Operations are charged to gas contract liability subsequent to March 1, 1996. (See Note 4 of the Notes to Condensed Consolidated Financial Statements.)

                            BELLWETHER EXPLORATION COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES

Oil and gas revenues for the three and six months ended December 31, 1996 were $5.4 million and $9.8 million, as compared to $3.9 million and $7.1 million for the respective periods in 1995. The increase, which is 38% for both periods, is attributable primarily to additional production from the Cove field workovers and an increase in oil and gas prices.

Gas plant and gas gathering revenues were $2.2 million and $3.9 million in the three and six months ended December 31, 1996, respectively, and $2.6 million and $4.9 million, respectively, in the same periods of fiscal 1995. Gas plant revenues of approximately $2.2 million and $3.9 million are reflected in the three and six months ended December 31, 1996, respectively, compared to $1.3 million and $2.4 million in the same periods of 1995. Increased natural gas liquids prices were the primary cause of the increase. Gas gathering revenues were $1.3 million and $4.9 million for the three and six months ended December 31, 1995, respectively. From March 1996 forward, gas gathering revenues have been applied to the gas contract liability. (See Note 4 of the Notes to the Condensed Consolidated Financial Statements.)

EXPENSES

Lease operating expenses for the three and six months ended December 31, 1996 totaled $1.7 and $3.1 million or 31% and 29% over the $1.3 million and $2.4 million for the three and six months ended December 31, 1995, respectively. Lease operating expenses per barrel of oil equivalent were 22% and 20% higher in the three and six months ended December 31, 1996, when compared to the respective periods in fiscal 1995. Such increases were primarily the result of higher severance taxes from increases in oil prices of 48.5% and 34.6% and increases in natural gas prices of 35.9% and 39.5% for the three and six months ended December 31, 1996 and 1995, respectively.

Gas plant and gas gathering expenses were $0.9 million and $1.8 million for the three and six months ended December 31, 1996 respectively, and $1.5 million and $3.0 million, respectively, in the same periods in fiscal 1995. The decrease in gas plant and gas gathering expenses reflect the reduction in gas gathering activity relating to the contract assumption, offset by higher payments from gas plant operations to producers under the Company's percent-of-proceeds contracts. The higher prices to producers resulted primarily from higher liquids prices received by the Company. (See Note 4 of the Notes to the Condensed Consolidated Financial Statements.)

Depreciation, depletion and amortization of $2.2 million and $4.2 million for the three and six months ended December 31, 1996 reflects a 10% and 8% increase, respectively, from $2.0 million and $3.9 million in the same periods in 1995. Increased oil and gas production and a higher depletion rate per barrel of oil equivalent, resulting from new drilling and workovers, are the main reasons for the increases.

                            BELLWETHER EXPLORATION COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses totaled $0.8 million and $1.5 million in the three and six months ended December 31, 1996 as compared to $0.9 million and $1.6 million for comparable periods of fiscal 1995.

Interest expense decreased to $0.2 million and $0.5 million for the three and six months ended December 31, 1996 from $0.5 million and $1.0 million in the same periods of 1995. The decrease in interest expense is the result of payments on the Credit Facility.

INCOME TAXES

Provision for federal and state income taxes for both the three and six months ended December 31, 1996 is 37% of income.

NET INCOME

Net income for the three and six months ended December 31, 1996 is approximately $1.1 million and $1.7 million as compared to a net loss of ($12,000) and net income of $1,000 in the respective periods of 1995.

OTHER MATTERS

The Company is a party to an administrative services agreement with Torch Energy Advisors Incorporated ("Torch"). On September 30, 1996, Torchmark Corporation, an insurance and financial services holding company and the parent corporation of Torch, sold its interest in Torch to an investor group comprised of members of Torch's management. The Company does not anticipate that this will have any impact on the services provided by Torch or its existing agreement with Torch.

In February 1997, the Company filed a registration statement with the SEC with regard to an offering of 5,606,250 shares of common stock ("Common Stock Offering") and $100 million in Senior Subordinated Notes ("Notes Offering"), the proceeds of which are to be used to purchase oil and gas properties and an estimated $23.2 million of working capital for $209.0 million, plus a contingent payment of up to $10.0 million, the actual amount of which will be based on 1997 gas prices (the "Contingent Payment"). The effective date of the pending acquisition is July 1, 1996 and the estimated net adjusted purchase price assuming a March 31, 1997 closing date is $154.8 million plus the Contingent Payment. As of June 30, 1996, estimated net proved reserves attributable to the properties were 42.4 MMBOE (89% developed and 58% gas) with a PV-10 Value (pre-tax) of $230.4 million. The Company is also negotiating a new $90 million credit facility ("New Credit Facility") with a group of banks. The Company will finance the cash portion of the acquisition and related fees, estimated to aggregate $176.0 million, and repayment of an estimated $11.0 million of existing indebtedness with advances under the New Credit Facility and the proceeds of the Common Stock Offering and the Notes Offering.

                         BELLWETHER EXPLORATION COMPANY

                           PART II. OTHER INFORMATION


ITEM 1.            LEGAL PROCEEDINGS

                   None.

ITEM 2.            CHANGES IN SECURITIES

                   None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

                   None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   A Proxy Statement was sent to all shareholders of record as of October 22, 1996 for the following matters which were voted on at the annual meeting of shareholders held on November 15, 1996:

                  1. J. P. Bryan, J. Darby Sere', A. K. McLanahan, Vincent H. Buckley, Dr. Jack Birks, C. Barton Groves and Michael Watford were elected as directors with 7,888,945 shares voting in favor, 18,000 shares abstaining and no shares voting against. Habib Kairouz was elected with 7,888,925 shares voting in favor, 18,080 shares abstaining and no shares voting against.

                  2. The shareholders approved the proposal to ratify the selection of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 1997 with a total of 7,994,084 shares voting in favor, a total of 11,592 shares voting against and a total of 24,005 shares abstaining.

                   No other matters were brought up at the meeting.

                   A copy of the Proxy Statement was filed with the Securities and Exchange Commission on October 22, 1996 and is incorporated herein by reference.

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

                                     BELLWETHER EXPLORATION COMPANY
                                  (Registrant)


Date:   FEBRUARY 14, 1997            By:/s/ J. DARBY SERE'
                                         J. Darby Sere'
                                         President and Chief Operating Officer

Date:   FEBRUARY 14, 1997            By:/s/ CHARLES C. GREEN, III
                                         Charles C. Green III
                                         Executive Vice President and
                                         Chief Financial Officer