Form 10-Q
period 1997-03-31
BELLWETHER EXPLORATION CO
filed 1997-05-14
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                   FORM 10-Q

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----------  EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED MARCH 31, 1997

                                      or

----------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________

                         Commission file number 0-9498

                        BELLWETHER EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)

Delaware                                                              74-0437769
(State of incorporation)                    (IRS Employer Identification Number)
1331 Lamar, Suite 1455  Houston, Texas                                77010-3039
(Address of principal executive offices)                              (ZIP Code)

      Registrant's telephone number, including area code: (713) 650-1025

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
-------------------                                      ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock, $ 0.01 par value                                       NASDAQ/NMS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ___    ___

     As of May 9, 1997, 13,844,965 shares of common stock of Bellwether Exploration Company were outstanding.


================================================================================

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------


                                     INDEX
                                     -----



PART I.   FINANCIAL INFORMATION                                               Page #

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
              March 31, 1997 (Unaudited) and June 30, 1996...................     3
         Condensed Consolidated Statements of Operations (Unaudited):
              Three and nine months ended March 31, 1997 and March 31, 1996..     5
         Condensed Consolidated Statements of Cash Flows (Unaudited):
              Nine months ended March 31, 1997 and March 31, 1996............     6
         Notes to Condensed Consolidated Financial Statements (Unaudited)....     8

  ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................    11

PART II.  OTHER INFORMATION..................................................    15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                            (Amounts in Thousands)

                                    ASSETS
                                    ------

                                          March 31, 1997   June 30, 1996
                                          ---------------  --------------
                                           (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents...............        $    782        $    783
Accounts receivable and accrued revenues           6,391           5,990
Due from related parties................              95           1,417
Prepaid expenses and other..............             689             314
                                          --------------   -------------
 Total current assets...................           7,957           8,504
                                          --------------   -------------


PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost
 method)................................          89,915          76,043
Gas plant facilities....................          12,849          12,840
                                          --------------   -------------
                                                 102,764          88,883

Accumulated depreciation, depletion and
 amortization...........................         (39,210)        (30,748)
                                          --------------   -------------
                                                  63,554          58,135
                                          --------------   -------------


OTHER ASSETS............................             520             586
                                          --------------   -------------

                                                $ 72,031        $ 67,225
                                          ==============   =============

     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                   (Amounts in Thousands, Except Share Data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                          March 31, 1997   June 30, 1996
                                          ---------------  -------------
                                           (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities        $  3,127         $ 2,634
Due to related parties..................             888             702
                                          --------------   -------------
Current maturities of long-term debt....              --              --
 Total current liabilities..............           4,015           3,336
                                          --------------   -------------


LONG-TERM DEBT..........................          12,000          13,048

DEFERRED INCOME TAXES...................           4,624           2,861

OTHER LIABILITIES.......................           1,134           1,383



STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value,
 1,000,000 shares authorized; none
 issued or outstanding at March 31,
 1997 and June 30, 1996.................            --                --

Common stock, $0.01 par value,
 15,000,000 shares authorized,
 9,157,979 and 9,075,479 shares issued
 and outstanding at March 31, 1997 and
 June 30, 1996, respectively............              92              91

Additional paid-in capital..............          42,104          41,639
Retained earnings.......................           8,062           4,867
                                          --------------   -------------
   Total stockholders' equity...........          50,258          46,597
                                          --------------   -------------

                                                $ 72,031         $67,225
                                          ==============   =============

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

                 (Amounts in Thousands, Except per Share Data)

                                            Three Months
                                                Ended        Nine Months Ended
                                              March 31,          March 31,
                                        ---------------------------------------
                                           1997      1996      1997      1996
                                        ---------------------------------------
REVENUES:
 Oil and gas revenues...................   $6,492   $3,983    $16,338   $11,125
 Gas plant and gas gathering revenues...    1,577    2,314      5,456     7,237
 Interest and other income..............       42       41         95        98
                                           ------   ------    -------   -------
                                            8,111    6,338     21,889    18,460
                                           ------   ------    -------   -------

COST AND EXPENSES:
 Production expenses....................    1,310    1,413      4,371     3,860
 Gas plant and gas gathering expenses...      815    1,451      2,642     4,457
 Depreciation, depletion and
  amortization..........................    2,478    1,746      6,645     5,612
 General and administrative expenses....      895      779      2,347     2,338
 Interest expense.......................      309      404        829     1,360
 Other expense..........................        1        3          1       158
                                           ------   ------    -------   -------
                                            5,808    5,796     16,835    17,785
                                           ------   ------    -------   -------

Income before income taxes..............    2,303      542      5,054       675

Provision for income taxes..............      841      (15)     1,859       117
                                           ------   ------    -------   -------

NET INCOME..............................   $1,462   $  557    $ 3,195   $   558
                                           ======   ======    =======   =======

NET INCOME PER SHARE....................    $0.16    $0.06      $0.34     $0.06
                                           ======   ======    =======   =======

WEIGHTED AVERAGE COMMON AND COMMON          9,398    9,046      9,385     9,046
EQUIVALENT SHARES OUTSTANDING...........   ======   ======    =======   =======

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                             (Amounts in Thousands)

                                           Nine Months Ended
                                               March 31,
                                        ---------------------
                                            1997       1996
                                        ---------------------

NET INCOME..............................  $  3,195   $    558
Adjustments to reconcile net income to
 net cash
 provided by operating activities:
     Depreciation, depletion and
      amortization......................     6,995      5,749
     Deferred income taxes..............     1,795        ---
     Other..............................        (3)       ---
Change in assets and liabilities:
 Accounts receivable and accrued revenue      (401)      (176)
 Accounts payable and other liabilities.       244        256
 Due (to) from related parties..........     1,508       (416)
 Other..................................      (530)      (264)
                                          --------   --------
 NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES............................    12,803      5,707
                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to oil and gas properties....   (13,872)    (3,202)
 Proceeds from sales of properties......     1,686        ---
 Other..................................       (36)       (57)
                                          --------   --------
 NET CASH FLOWS USED IN INVESTING
  ACTIVITIES............................   (12,222)    (3,259)
                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings...............    14,000        ---
 Payments of long-term debt.............   (15,048)   (10,500)
 Proceeds from gas contract assumption..       ---      9,875
 Exercise of stock options..............       466         28
                                          --------   --------
 NET CASH FLOWS USED IN FINANCING
  ACTIVITIES............................      (582)      (597)
                                          --------   --------

 Net increase (decrease) in cash and
  cash equivalents......................        (1)     1,851
 Cash and cash equivalents at beginning
  of period.............................       783      1,088
                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD.................................  $    782   $  2,939
                                          ========   ========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
          -----------------------------------------------------------
                                  (UNAUDITED)

                             (Amounts in Thousands)

                                             Nine Months
                                                Ended
                                              March 31,
                                           ---------------
                                            1997     1996
                                           ------- -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

Cash paid during the period for:
 Interest...............................    $ 601   $ 927

 Income taxes (net of prior period
  refunds)..............................    $  63   $ 161


     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1997 and June 30, 1996, and the results of operations and changes in cash flows for the periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the 1996 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission on September 26, 1996 for additional information.

2.   INDUSTRY SEGMENT INFORMATION
     ----------------------------

     The Company's operations are concentrated primarily in two segments: 1) the exploration and production of oil and natural gas and, 2) gas plant and gas gathering operations.

                                          FOR THE NINE MONTHS ENDED
                                                  MARCH 31,
                                        ---------------------------
                                              1997         1996
                                        ---------------------------
  Sales to unaffiliated customers:
       Oil and gas......................       $16,338      $11,125
       Gas plants and gas gathering.....         5,456        7,237
       Other revenues...................            95           98
                                               -------      -------
             Total revenues.............        21,889       18,460
                                               =======      =======

  Operating profit before income tax
       Oil and gas......................         5,984        2,647
       Gas plants and gas gathering.....         2,152        1,786
                                               -------      -------
                                                 8,136        4,433
  Unallocated corporate expenses........         2,253        2,398
  Interest expense......................           829        1,360
                                               -------      -------
             Income before income taxes.         5,054          675
                                               =======      =======

  Depreciation, depletion and
   amortization:
       Oil and gas......................         5,983        4,618
       Gas plants and gas gathering.....           662          994
                                               -------      -------
                                               $ 6,645      $ 5,612
                                               =======      =======

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                  (UNAUDITED)

3.   ACQUISITIONS
     ------------

     On April 9 and 15, 1997, the Company closed acquisitions of oil and gas properties, totaling $141.8 million, from certain partnerships and other entities managed or sponsored by Torch Energy Advisors Incorporated ("Torch"). The acquisitions were financed by the sale of 4.4 million shares of common stock, the sale of $100.0 million of 10-7/8% senior subordinated notes due in 2007 and the use of $33.3 million of a new $90.0 million senior unsecured credit facility (including the repayment of $22.0 million on the Existing Credit Facility). Pro forma reserves at June 30, 1996 were 46.6 MMBOE, including 39.2 MMBOE attributable to the acquisitions. See the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 24, 1997.

4.   LONG TERM DEBT
     --------------

     On February 28, 1995, the Company entered into a credit facility ("Credit Facility") with a commercial bank providing an initial borrowing base of $29.8 million. The borrowings under the Credit Facility were secured by the Company's interests in oil and gas properties, a gathering system and two gas plants. The maturity date, as modified in the second quarter of fiscal 1996, was March 31, 2001 and the borrowing base was $20.1 million. The Credit Facility was retired in October 1996.

     In October 1996, the Company entered into a syndicated credit facility ("Existing Credit Facility") in an amount up to $50.0 million with an initial borrowing base of $27.0 million, to be redetermined semi-annually. At Bellwether's option, the interest rate varied, based upon borrowing base usage, from LIBOR plus 7/8% to LIBOR plus 1-1/4%, or the greater of the prime rate or Fed Funds plus 1/2%. The Existing Credit Facility was unsecured with respect to oil and gas assets and was retired in April 1997.

     In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million to be redetermined semi-annually. Bellwether may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility.

     The Senior Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

     In April 1977, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes will be redeemable, in whole or in part, at the option of

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
        ----------------------------------------------------------------
                                  (UNAUDITED)


     the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of Change of Control of the Company, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 100.00% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes are guaranteed by the Company and its wholly owned subsidiaries, Odyssey Petroleum Company, Blackhawk Oil Company and 1989-I TEAI Limited Partnership. The Notes contain certain covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, liens, guarantees of indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, disposition of proceeds of asset sales, and restrictions on mergers, consolidations or sales of assets.

5.   GAS CONTRACT LIABILITY
     ----------------------

     The Company and certain third parties were the beneficiaries of an agreement ("Purchase Agreement") whereby another party had an obligation to purchase, until May 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. The Company owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for the Company's agreement to assume this obligation to purchase gas under the Purchase Agreement, the Company was paid $9.9 million. As a result of this transaction, the Company removed the net book value of the gas gathering system from the balance sheet and recorded a liability of $2.0 million to cover estimated liabilities under the contract. Gas gathering operations of the subsidiary and payments to third parties are charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's Credit Facility.

6.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. This Statement is effective for financial statements issued for periods after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, management believes that the adoption of this Statement will not have a material effect on EPS, thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS
                -----------------------------------

Capital Resources and Liquidity
-------------------------------

The Company's strategy is to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company continues to acquire producing oil and gas properties through mergers, acquisitions and development, to participate in certain gas processing and gas gathering investments, and to participate selectively in exploration activities. The funding of these activities has been provided by operating cash flows, bank financing and equity placements. Net cash provided by operating activities was $12.8 million for the nine months ended March 31, 1997 compared to $5.7 million provided by operating activities in the same period of 1996. The Company invested $13.9 million in oil and gas properties for the nine months ended March 31, 1997 versus $3.2 million in 1996.

The Company and certain third parties were the beneficiaries of an agreement ("Purchase Agreement") whereby another party had an obligation to purchase, until May 1999, the gas produced by the Company and such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. The Company owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume this obligation to purchase gas under the Purchase Agreement, the Company was paid $9.9 million. As a result of this transaction, the Company removed the net book value of the gas gathering system from the balance sheet and recorded a liability of $2.0 million to cover estimated losses under the contract. Gas gathering operations of the subsidiary and payments to third parties are charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's Credit Facility.

Gas Balancing
-------------

It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

Fiscal 1997 Capital Expenditures
--------------------------------

In February 1997, the Company acquired a 25% interest in the Mud Lake Field, Cameron Parish, Louisiana for $2.0 million in cash. In April 1997, the Company acquired oil and gas properties for $141.8 million, which was financed through the sale of common stock, issuance of 10-7/8% senior subordinated notes and borrowings from a new Senior Credit Facility. During fiscal 1997, the Company anticipates investing approximately $19.3 million, excluding acquisition costs, which is comprised of $14.2 million for development drilling activities, $5.0 million for exploratory drilling activities, and $0.1 million for gas plant and gas gathering facilities. Development expenditures include $4.2 million related to the properties acquired in the April 1997 acquisition. The Company believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these projected capital investments (See Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements). The Company continues to seek acquisition opportunities and the consummation of such a transaction may directly impact anticipated capital expenditures.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------



Results of Operations (three and nine months ended March 31, 1997 and 1996)
---------------------------------------------------------------------------

The following table sets forth certain operating information of the Company for the periods presented:

                                          Three Months Ended March 31,    Nine Months Ended March 31,
                                        ------------------------------------------------------------
                                                             Increase/                      Increase/
                                           1997     1996    (Decrease)    1997     1996    (Decrease)
                                        ------------------------------------------------------------
Production:
  Oil and condensate (MBBLs)............       78       76        2.6%       221      260      (15.0%)
  Natural gas (MMCF)....................    1,745    1,320       32.2%     4,559    3,748       21.6%

Average sales price:
  Oil and condensate (per BBL)..........   $21.24   $18.46       15.1%    $21.47   $16.75       28.2%
  Natural gas (1) (per MCF).............   $ 2.77   $ 2.19       26.5%    $ 2.54   $ 1.81       40.3%

Average unit production cost per BOE (2)   $ 3.55   $ 4.77      (25.6%)   $ 4.46   $ 4.36        2.3%

Gas plant and gas gathering operations:
  Average daily net production (BBLs)...      778      876      (11.2%)      886      864        2.5%
  Average NGL sales price (per BBL).....   $17.37   $14.56       19.3%    $17.89   $12.66       41.3%
  Gas gathering throughput (MMCF) (3)...      ---      298        ---        ---    1,036        ---
----------------------------------------------------------------------------------------------------

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

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------

Revenues
--------

Oil and gas revenues for the three and nine months ended March 31, 1997 were $6.5 million and $16.3 million, as compared to $4.0 million and $11.1 million for the respective periods in 1996. The increase, which is 63% for the three month period and 47% for the nine month period, is attributable primarily to production from new drilling and workovers and an increase in oil and gas prices.

Gas plant and gas gathering revenues were $1.6 million and $5.5 million in the three and nine months ended March 31, 1997, respectively, and $2.3 million and $7.2 million, respectively, in the same periods of fiscal 1996. Gas plant revenues of approximately $1.6 million and $5.5 million are reflected in the three and nine months ended March 31, 1997, respectively, compared to $1.5 million and $3.9 million in the same periods of 1996. Higher natural gas liquids prices were the primary cause of the increase. Gas gathering revenues were $0.8 million and $3.4 million for the three and nine months ended March 31, 1996, respectively. Commencing in March 1996, gas gathering revenues have been applied to the gas contract liability. (See Note 5 of the Notes to Condensed Consolidated Financial Statements)

Expenses
--------

Production expenses for the three and nine months ended March 31, 1997 totaled $1.3 and $4.4 million, or 7% under and 13% over the $1.4 million and $3.9 million for the three and nine months ended March 31, 1996, respectively. Lease operating expenses per barrel of oil equivalent were 26% lower and 2% higher, respectively, for the three and nine months ended March 31, 1997, when compared to the respective periods in fiscal 1996. The increases were primarily the result of higher severance taxes from increases in oil prices of 15.1% and 28.2% and increases in natural gas prices of 26.5% and 40.3% for the three and nine months ended March 31, 1997 and 1996, respectively. The quarterly decrease is the result of a reclassification of marketing charges from expense to revenue and a reclassification of Cove field production taxes and transportation charges.

Gas plant and gas gathering expenses were $0.8 million and $2.6 million for the three and nine months ended March 31, 1997 respectively, and $1.5 million and $4.5 million, respectively, in the same periods in fiscal 1996. The decrease in gas plant and gas gathering expenses reflect the reduction in gas gathering activity relating to the contract assumption, offset by higher payments from gas plant operations to producers under the Company's percent-of-proceeds contracts. The higher prices to producers resulted primarily from higher liquids prices received by the Company (See Note 5 of the Notes to Condensed Consolidated Financial Statements).

Depreciation, depletion and amortization was $2.5 million and $6.6 million for the three and nine months ended March 31, 1997. These amounts reflect a 47% and 18% increase over the $1.7 million and $5.6 million recorded in the comparable periods in 1996. Increases in oil and gas production and a higher depletion rate per barrel of oil equivalent, resulting from new drilling and workovers, are the main reasons for the increases.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                -----------------------------------------------


General and administrative expenses totaled $0.9 million and $2.3 million in the three and nine months ended March 31, 1997 as compared to $0.8 million and $2.3 million for comparable periods of fiscal 1996.

Interest expense decreased to $0.3 million and $0.8 million for the three and nine months ended March 31, 1997 from $0.4 million and $1.4 million in the same periods of 1996. The decrease in interest expense is the result of payments on the credit facilities.

Income Taxes
------------

The provision for federal and state income taxes for both the three and nine months ended March 31, 1997 is based upon a 37% effective tax rate.

Net Income
----------

Net income for the three and nine months ended March 31, 1997 is approximately $1.5 million and $3.2 million as compared to net income of $0.6 million and $0.6 million for the respective periods of 1996.

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

                                        BELLWETHER EXPLORATION COMPANY
                                        ------------------------------
                                                 (Registrant)


Date:   May 14, 1997                    By:  /s/ J. Darby Sere'
       -----------------                ------------------------------------
                                        J. Darby Sere'
                                        President and Chief Operating Officer


Date:   May 14, 1997                    By:  /s/ Charles C. Green, III
       -----------------                -------------------------------------
                                        Charles C. Green, III
                                        Executive Vice President and Chief
                                         Financial Officer