Form 10-K
period 1997-06-30
BELLWETHER EXPLORATION CO
filed 1997-09-29
CIK 319459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________.

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


     Title of each class                                 Name of each exchange
     -------------------                                 on which registered
                                                         ---------------------

Common Stock, $0.01 par value                                  NASDAQ/NMS
10 7/8% Senior Subordinated Notes due 2007                        None

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at September 24, 1997, was approximately $166,635,856.

     As of September 24, 1997, the number of outstanding shares of the registrant's common stock was 13,869,965.

     Documents Incorporated by Reference: Portions of the registrant's annual proxy statement, to be filed within 120 days after June 30, 1997, are incorporated by reference into Part III.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                          ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I

  Item 1.     Business..................................................   3
  Item 2.     Properties................................................  12
  Item 3.     Legal Proceedings.........................................  22
  Item 4.     Submission of Matters to a Vote of Security Holders.......  22

PART II

  Item 5.     Market for the Registrant's Common Equity
               and Related Stockholder Matters..........................  23
  Item 6.     Selected Financial Data...................................  24
  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  25
  Item 8.     Financial Statements and Supplementary Data...............  33
  Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................  65

PART III

  Item 10.    Directors and Executive Officers of the Registrant........  65
  Item 11.    Executive Compensation....................................  65
  Item 12.    Security Ownership of Certain Beneficial Owners
               and Management...........................................  65
  Item 13.    Certain Relationships and Related Transactions............  65

PART IV

  Item 14.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..............................................  65

 --    Signatures

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                                    PART I

ITEM 1.  BUSINESS

     This annual report on Form 10-K includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical fact included herein regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed under Risk Factors and elsewhere herein. All subsequent written and oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified by the cautionary statements.

General

     Bellwether Exploration Company ("Bellwether" or the "Company") is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and gas properties and gathering and processing of natural gas. The Company's principal properties are located in Texas, Louisiana, Alabama, offshore California and the Gulf of Mexico. At June 30, 1997, the Company's estimated net proved reserves totaled 12.0 MMBbl of oil,
4.0 MMBbl of natural gas liquids ("NGL"), and 127.9 Bcf of natural gas for a total of 37,353 barrels of oil equivalent ("BOE"). On a BOE basis, approximately 57% of the Company's estimated net proved reserves were natural gas at such date. In addition, the Company has interests in natural gas processing plants in California and West Texas and owns a gas gathering system in North Louisiana.

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

Oil and Gas Activities

     In 1987 and 1988, the Company merged with two independent oil and gas companies owned by institutional investors and managed by Torch Energy Advisors Incorporated ("Torch"). Since those mergers, the Company has operated under management agreements, pursuant to which Torch administers business activities of the Company.


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

     In April 1997, the Company purchased properties from affiliates of Torch ("Partnership Transactions") and $18.0 million of working capital for $188.3 million, plus a contingent payment of $3.4 million, the amount of which was based on 1997 gas prices. The effective date of the acquisition was July 1, 1996 and the net adjusted purchase price at the April 9, 1997 closing date was $141.8 million plus the contingent payment. The Company financed the cash portion of the Partnership Transactions and related fees, aggregating $167.4 million, including repayment of $22.2 million of existing indebtedness, with $34.1 million of the proceeds of a Common Stock offering and $100.0 million of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and $33.3 million from a new credit facility ("New Credit Facility"). In addition, Torch was issued 150,000 shares of the Company's common stock valued at $1.2 million and a warrant to purchase 100,000 shares at $9.90 for advisory services rendered in connection with the Partnership Transactions. The warrant and shares were valued at $1.5 million and recorded as a cost of Partnership Transactions.

     The Company identified for divestiture non-core properties representing approximately 10% of the estimated net proved reserves attributable to the Partnership Transactions as of June 30, 1997. These properties are primarily small working interests in geographically diverse locations, with generally low production during fiscal 1997. Such properties were sold in June, 1997 for $14.8 million. The net proceeds from these divestitures were used to repay indebtedness.

Gas Plant Activities

     In July 1993, the Company acquired an interest in the Snyder and Diamond
M - Sharon Ridge Gas Processing Plants, the operations of which were subsequently consolidated (collectively, the "Gas Plant"), for $8.45 million. In December 1993, the Company acquired Associated Gas Resources, Inc. ("AGRI"), a corporation managed by Torch, for the issuance of approximately 1.4 million shares of its common stock ("Common Stock") and $0.2 million in cash. AGRI's assets included additional interests in the Gas Plant. AGRI's assets also included a Louisiana gathering system, a related long-term gas sales contract, and interests in oil and gas properties in Louisiana. The Gas Plant acquisition and AGRI acquisition diversified the Company's asset base and its sources of cash flow. In March 1996, the Company assumed the purchase obligation of the long-term gas sales contract and was paid $9.9 million. As a result of this transaction, the Company recorded a liability to cover estimated future losses under the contract. Gas gathering operations and net losses from the purchase and resale of gas produced by third parties are charged to the liability as incurred.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Business Strategy

     Bellwether's strategy is to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. Key elements of this strategy are:

     Opportunistic Acquisitions. Bellwether seeks to acquire properties that have produced significant quantities of oil and gas and have upside potential which can be exploited using 3-D seismic, CAEX techniques, horizontal drilling, workovers and other enhanced recovery techniques.

     Exploitation and Development of Properties. The Company actively pursues the exploitation of its properties through recompletions, waterfloods and development wells, including horizontal drilling.

     Exploration Activities. The Company's exploration activities focus on projects with potential for substantial reserve increases.

     Advanced Technology. The Company seeks to improve the efficiency and reduce the risks associated with its exploration and exploitation activities using advanced technologies. These advanced technologies include 3-D seismic, CAEX techniques and horizontal drilling.

     Torch Relationship. The Company operates under an administrative services agreement with Torch. Torch has a staff of 39 geologists, geophysicists, reservoir engineers and landmen and 59 financial personnel and professionals. The Company believes that its relationship with Torch provides it with access to acquisition opportunities and financial and technical expertise that are generally only available to significantly larger companies. In addition, the fees payable to Torch tend to decrease on a barrel of oil equivalent basis as the Company's asset base and production grow.

     Low Cost Structure.  The Company seeks to maintain a low-cost structure.

Industry Segment Information

     For industry segment data, see Note 10 of the Notes to Consolidated Financial Statements.

Markets

     Bellwether's ability to market oil and gas from the Company's wells depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the availability of alternate fuel sources, the effects of inclement weather, state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. No assurances can be given that Bellwether will be able to market all of the oil or gas produced by the

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Company or that favorable prices can be obtained for the oil and gas Bellwether produces.

     In view of the many uncertainties affecting the supply of and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. The marketing of oil and gas by Bellwether can be affected by a number of factors which are beyond the Company's control, the exact effects of which cannot be accurately predicted.

     Sales to Valero Industrial Gas, L.P. accounted for 18.0% of the Company's 1997 revenues. In 1996, sales to Texas Gas Transmission Corporation, Warren Petroleum Corporation and Koch Industries Inc. accounted for 32.9% of 1996 revenues. Sales to Texas Gas Transmission Corporation and Warren Petroleum Corporation accounted for 42% of 1995 revenues. Management of the Company does not believe that the loss of any single customer or contract would materially affect the Company's business. There are no other significant delivery commitments and substantially all of the Company's oil and gas production is sold at market responsive pricing through a marketing affiliate of Torch. The Company from time to time may enter into crude oil and natural gas price swaps or other similar hedge transactions to reduce its exposure to price fluctuations.

Regulation

          Federal Regulations

          Sales of Gas. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act deregulated prices for all "first sales" of gas. Thus, all sales of gas by the Company may be made at market prices, subject to applicable contract provisions.

          Transportation of Gas. The Company's sales of natural gas are affected by the availability, terms and cost of transportation. The rates, terms and conditions applicable to the interstate transportation of gas by pipelines are regulated by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Act ("NGA"), as well as under section 311 of the Natural Gas Policy Act ("NGPA"). Since 1985, the FERC has implemented regulations intended to increase competition within the gas industry by making gas transportation more accessible to gas buyers and sellers on an open-access, non-discriminatory basis.

          Most recently, in Order No. 636, et seq., the FERC promulgated an extensive set of new regulations requiring all interstate pipelines to "restructure" their services. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation solely on an "unbundled" basis, separate from their sales service, and convert each pipeline's bundled firm city-gate sales service into unbundled firm transportation service and require that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all gas supplies, whether purchased from the pipeline or elsewhere. The

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


order also recognized that the elimination of city-gate sales service and the implementation of unbundled transportation service would result in considerable costs being incurred by the pipelines. Therefore, Order No. 636 provided mechanisms for the recovery by pipelines from present, former and future customers of certain types of "transition" costs likely to occur due to these new regulations.

          In subsequent orders, the FERC and the appellate court have substantially upheld the requirements imposed by Order No. 636, although numerous court appeals in which parties have sought review of separate FERC orders implementing Order No. 636 on individual pipeline systems are still pending. In many instances, the result of Order No. 636 and related initiatives has been to substantially reduce or eliminate the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation services.

          The FERC has announced several important transportation-related policy statements and proposed rule changes, including a statement of policy and request for comments concerning alternatives to its traditional cost-of-service ratemaking methodology to establish the rates interstate pipelines may charge for their services. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While the changes being considered would affect the Company only indirectly, they are intended to further enhance competition in natural gas markets. The Company cannot predict what further action the FERC will take on these matters; however, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers.

          Sales and Transportation of Oil. Sales of oil and condensate can be made by the Company at market prices not subject at this time to price controls. The price that the Company receives from the sale of these products will be affected by the cost of transporting the products to market. As required by the Energy Policy Act of 1992, the FERC has revised its regulations governing the rates that may be charged by oil pipelines. The new rules, which were effective January 1, 1995, provide a simplified, generally applicable method of regulating such rates by use of an indexing system for setting transportation rate ceilings. In certain circumstances, the new rules permit oil pipelines to establish rates using traditional cost of service and other methods of rate making. The effect that these new rules may have on the cost of moving the Company's products to market cannot yet be determined.

          Legislative Proposals. In the past, Congress has been very active in the area of gas regulation. There are legislative proposals pending in the state legislatures of various states, which, if enacted, could significantly affect the petroleum industry. At the present time it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company's operations.

          Federal, State or Indian Leases. In the event the Company conducts operations on federal, state or Indian oil and gas leases, such

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or, in the case of the Company's OCS leases in federal waters, Minerals Management Service ("MMS") or other appropriate federal or state agencies. The Company's OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. In addition, the MMS has proposed to amend its regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. The MMS has issued a notice of proposed rule making in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. Among other matters, this proposed rule would amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the proceeding how the Company might be affected by this proposed amendment to the MMS' royalty regulations.

          The Mineral Leasing Act of 1920 (the "Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interests in numerous federal onshore oil and gas leases. It is possible that the Common Stock will be acquired by citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

          State Regulations

          Most states regulate the production and sale of oil and gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

          The Company owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both state and federal levels in the post-Order No. 636 environment.

          The Company may enter into agreements relating to the construction or operation of a pipeline system for the transportation of gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the jurisdiction of such state's administrative authority charged with the responsibility of regulating intrastate pipelines. In such event, the rates which the Company could charge for gas, the transportation of gas, and the construction and operation of such pipeline would be subject to the rules and regulations governing such matters, if any, of such administrative authority.

          Environmental Regulations

          General. The Company's activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Activities of the Company with respect to gas facilities, including the operation and construction of pipelines, plants and other facilities for transporting, processing, treating or storing gas and other products, are also subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA").
Risks are inherent in oil and gas exploration and production operations, and no assurance can be given that significant costs and liabilities will not be incurred in connection with environmental compliance issues. The Company cannot predict what effect future regulation or legislation, enforcement policies issued thereunder, and claims for damages to property, employees, other persons and the environment resulting from the Company's operations could have on its activities.

          Solid and Hazardous Waste. The Company currently owns or leases, and has in the past owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes it has utilized operating and waste disposal practices that were standard in the industry at the time, hydrocarbons or other solid wastes may have been disposed or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been owned or operated by third parties. The Company had no control over such parties' treatment of hydrocarbons or other solid wastes and the manner in which such substances may have been disposed or released. State and federal laws applicable to oil and gas wastes and properties have gradually become stricter over time. Under these new laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners or operators) or property contamination (including groundwater contamination by prior owners or operators) or to perform remedial plugging operations to prevent future contamination.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


          The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, it is possible that certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

          Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a disposal site where a release occurred and any company that disposed or arranged for the disposal of the hazardous substance released at the site. CERCLA also authorizes the EPA and, in some cases, third parties, to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs of such action. In the course of its operations, the Company has generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." The Company may also be an owner of sites on which "hazardous substances" have been released. The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

          Oil Pollution Act. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits also do not apply. Few defenses exist to the liability imposed by the OPA. The failure to comply with OPA requirements may subject a responsible party to civil or even criminal liability.

          The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal OCS waters, with higher amounts, up to $150 million in certain limited circumstances, where the MMS believes such a level is

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


justified by the risks posed by the quantity or quality of oil that is handled by the facility. On March 25, 1997, the MMS promulgated a proposed rule implementing these OPA financial responsibility requirements. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities. However, the Company cannot predict whether the financial responsibility requirements under the OPA amendments or the proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact of the financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico.

          Air Emissions. The operations of the Company are subject to local, state and federal laws and regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may result in the payment of civil penalties and, in extreme cases, the shutdown of air emission sources.

          OSHA and other Regulations. The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state statutes require the Company to organize and/or disclose information about hazardous materials used or produced in the Company's operations. The Company believes that it is in substantial compliance with these applicable requirements.

Competition

          The oil and gas industry is highly competitive in all of its phases. Bellwether encounters competition from other oil and gas companies in all areas of the Company's operations, including the acquisition of reserves and producing properties and the marketing of oil and gas. Many of these companies possess greater financial and other resources than the Company. Competition for producing properties is affected by the amount of funds available to the Company, information about a producing property available to the Company and any standards established by the Company for the minimum projected return on investment. Because gathering systems and related facilities are the only practical method for the intermediate transportation of gas, competition for gas delivery is presented by other pipelines and gas gathering systems. Competition may also be presented by alternate fuel sources.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


ITEM 2.  PROPERTIES

Reserves, Productive Wells, Acreage and Production

    The Company holds interests in oil and gas properties, all of which are located in the United States. The Company's principal developed properties are located in Texas, Louisiana, Alabama, offshore California and the Gulf of Mexico. Estimated net proved oil and gas reserves at June 30, 1997 increased approximately 409% over June 30, 1996, primarily as a result of acquisitions of producing properties. (See Note 3 of the Notes to Consolidated Financial Statements). The Company has not filed oil or gas reserve information with any foreign government or Federal authority or agency.

    The following table sets forth certain information, as of June 30, 1997, which relates to the Company's principal oil and gas properties:

                                                     Net Proved
                                                      Reserves                  1997 Net Production*
                                             ---------------------------    --------------------------
FIELD                                         OIL & NGL         GAS          OIL & NGL          GAS
                                               (MBBLS)         (MMCF)         (MBBLS)         (MMCF)
Waddell Ranch field, TX                           6,522          8,245              90             175
Point Pedernales field, CA                        3,487          3,252             168               -
Blue Creek field, AL                                  -         11,911               -             249
Ship Shoal Blocks 208/230/239, Gulf of Mexico         962          5,191              65             368
High Island Block A-334 field, Gulf of Mexico       220          7,467              12             517
Cove field, TX                                       14          7,661               9           3,000
Giddings field, TX                                  317          4,685              58             614
Reddell field, LA                                    81          4,393               3             136
South Marsh Island Block 269                          290          3,514               5              57
Porters Creek field, TX                              64          4,614               2             149
La Rica field, TX                                     4          7,985               -             162
West Chalkley field, LA                              20          3,743               1             157
East Cameron Block 17, LA                            29          4,044               2             292
Robinson's Bend field, AL                             -          5,724               -              85
Fort Trinidad field, TX                             627            999              35             162
Others                                            3,393         44,512             404           4,429
                                             -------------------------        ------------------------
                                                 16,030        127,940             854          10,552
                                             =========================        ========================

  * Includes net production from the Partnership Transaction from April 1, 1997 to June 30, 1997.

     In general, estimates of economically recoverable oil and natural gas reserves and of the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, assumptions concerning future oil and natural gas prices and future operating costs and the assumed effects of regulation by governmental agencies, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. Estimates of the economically recoverable oil and natural gas reserves attributable to any

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. The Company's actual production, revenues, severance and excise taxes and development and operating expenditures with respect to its reserves will vary from such estimates, and such variances could be material.

     Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations, which may be substantial, in the estimated reserves.

     In accordance with applicable requirements of the Securities and Exchange Commission ("SEC"), the estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

Acreage

     The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of June 30, 1997. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                                              Gross     Net
                                             -------  -------

          Developed Acreage...............  512,431  115,753
          Undeveloped Acreage.............   41,694   11,726
                                            -------  -------
            Total.........................  554,125  127,479
                                            =======  =======

     Bellwether believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


properties. The Company's properties are typically subject, in one degree or another, to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by the Company or its predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; back-ins and reversionary interests arising under purchase agreements and leasehold assignments; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect oil and gas producing property. To the extent that such burdens and obligations affect the Company's rights to production revenues, they have been taken into account in calculating the Company's net revenue interests and in estimating the size and value of the Company's reserves. Bellwether believes that the burdens and obligations affecting the Company's properties are conventional in the industry for properties of the kind owned by the Company.

Productive Wells

    The following table sets forth Bellwether's gross and net interests in productive oil and gas wells as of June 30, 1997. Productive wells are producing wells and wells capable of production.

                                              Gross     Net
                                             -------  -------

          Oil Wells.......................    531.00    93.69
          Gas Wells.......................  1,454.00   159.15
                                            --------   ------
            Total.........................  1,985.00   252.84
                                            ========   ======
Production

     The Company's principal production volumes during the year ended
June 30, 1997 were from the states of Louisiana and Texas, offshore California in federal waters and from the Gulf of Mexico in federal and state waters.

     Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appear in Note 13 of the Notes to Consolidated Financial Statements.

Drilling Activity and Present Activities

     During the three-year period ended June 30, 1997, the Company's principal drilling activities occurred in the continental United States and offshore Texas, Louisiana and California in federal and state waters.

     The Company had nine gross (0.51 net) wells drilling at June 30, 1997. The following table sets forth the results of drilling activity by the

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Company, net to its interest, for the last three fiscal years. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. A "net well" is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

                               EXPLORATORY WELLS

                     GROSS                                 NET
          -----------------------------       ----------------------------
                        DRY                                 DRY
          PRODUCTIVE   HOLES      TOTAL       PRODUCTIVE   HOLES     TOTAL
          -----------------------------       ----------------------------
   1995       3          4(1)     7            .27        .65       .92
   1996       1          3          4            .06        .24       .30
   1997       2          4          6            .45        .55      1.00


                               DEVELOPMENT WELLS

                     GROSS                                 NET
          -----------------------------       ----------------------------
                        DRY                                 DRY
          PRODUCTIVE   HOLES      TOTAL       PRODUCTIVE   HOLES     TOTAL
          -----------------------------       ----------------------------
   1995       1          2          3            .30        .18       .48
   1996      21          1         22           1.66        .90      2.56
   1997      49          2         51           5.47        .63      6.10


(1) Includes well drilled on the Serj Permit in Tunisia.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Gas Plant and Gas Gathering Facilities

As of June 30, 1997 the Company owned interests in the following gas plant and gas gathering systems:

                                                          1997
                                          Capacity     Throughput      Ownership
Facility        State       Operator       MMCFD         MMCFD         Interest
--------        -----       --------     --------     ----------       ---------

Snyder Gas                 Torch Energy
Plant            TX        Marketing Inc.    60           18             11.98%

Diamond M-                 Exxon Company,
Sharon Ridge               U.S.A.
Gas Plant(1)     TX                          (1)          (1)              (1)

Monroe Gas                West Monroe Gas
Gathering                 Gathering Corp.,
System(2)        LA       a subsidiary of    (2)          (2)              100%
                          the Company


/(1)/The Company has a 35.78% interest in the operations of the former Diamond M-Sharon Ridge Gas Plant. This plant was dismantled in December 1993, and the gas is being processed by Snyder Gas Plant pursuant to a processing agreement.

/(2)/The Company owns a gas gathering system in Union Parish, Louisiana. In March 1996, the liability for a gas purchase contract covering natural gas owned by the Company and others was assumed by the Company. All operations from that date are recorded as a reduction to the liability.

Risk Factors

     Volatility of Oil and Gas Prices and Markets

     The Company's financial condition, operating results, future growth and the carrying value of its oil and gas properties are substantially dependent on prevailing prices of oil and gas. The Company's ability to maintain or increase its borrowing capacity and to obtain additional capital on attractive terms is also substantially dependent upon oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include weather conditions in the United States, the condition of the United States economy, the actions of the Organization of Petroleum Exporting Countries, governmental regulation, political stability in the Middle East and elsewhere, the foreign supply of oil and gas, the price of foreign imports and the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, its borrowing capacity, its ability to obtain additional capital, and its revenues, profitability and cash flows.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


     Volatile oil and gas prices make it difficult to estimate the value of producing properties in connection with acquisitions and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on such value. Price volatility also makes it difficult to budget for and project the return on acquisitions and exploitation, development and exploration projects.

     The availability of a ready market for the Company's oil and natural gas production also depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to, and the capacity of, oil and natural gas gathering systems, pipelines or trucking and terminal facilities. Wells may temporarily be shut-in for lack of a market or due to inadequacy or unavailability of pipeline or gathering system capacity.

     Ability to Replace Reserves

     The Company's future performance depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. The proved reserves of Bellwether will generally decline as reserves are depleted. The Company therefore must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Because the Company's reserves on a pro forma basis are characterized by relatively rapid decline rates, without successful exploration, development or acquisition activities, the Company's revenues will decline rapidly. No assurances can be given that the Company will be able to find and develop or acquire additional reserves at an acceptable cost.

     Acquisition Risks

     The Company's rapid growth in recent years has been attributable in significant part to acquisitions of oil and gas properties. The Company expects to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms management considers favorable to the Company. There can be no assurance that suitable acquisition candidates will be identified in the future, or that the Company will be able to finance such acquisitions on favorable terms. In addition, the Company competes against other companies for acquisitions, and there can be no assurances that the Company will be successful in the acquisition of any material property interests. Further, there can be no assurances that any future acquisitions made by the Company will be integrated successfully into the Company's operations or will achieve desired profitability objectives.

     The successful acquisition of producing properties requires an assessment of recoverable reserves, exploration and exploitation potential, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. In connection with such an assessment, the Company performs a review of the properties that it believes to be generally consistent with industry practices. Nonetheless, the resulting assessments are necessarily inexact and their accuracy inherently uncertain, and such a review may not reveal all

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


existing or potential problems, nor will it necessarily permit the Company to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. In addition, sellers of properties may be unwilling or financially unable to indemnify the Company for known liabilities at the time of an acquisition.

     Additionally, significant acquisitions can change the nature of the operations and business of the Company depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than existing properties. While the Company's operations are focused in Texas, Louisiana, Alabama, offshore California and the Gulf of Mexico, there is no assurance that the Company will not pursue acquisitions or properties located in other geographic areas.

     In connection with the Partnership Transactions, Bellwether assumed or otherwise became liable for all obligations with respect to operations of the properties acquired in such transactions, including environmental and operational liabilities, unknown liabilities, and liabilities arising prior to the closing date.

     Drilling Risks

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain and cost overruns are common. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

     Substantial Capital Requirements

     The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and sales of its Common Stock. The Company believes that it will have sufficient cash flows provided by operating activities, the proceeds of equity offerings and borrowings under the Senior Credit Facility to fund such planned capital expenditures. If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

     Significant Leverage and Debt Service

     The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) covenants contained in the Company's debt obligations require the Company to meet certain financial tests, and other restrictions limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.

     Administrative Services Agreement; Reliance on Torch

     The Company currently has eight employees. The Company is party to an Administrative Services Agreement with Torch, pursuant to which Torch performs certain administrative and technical functions for the Company, including financial, accounting, legal, geological, engineering and technical support. The Company believes that its relationship with Torch provides the Company with access to professional, technical and administrative personnel not otherwise available to a company of its size. Bellwether believes that if the Administrative Services Agreement were terminated Bellwether could, over time, hire experienced personnel and acquire the accounting and reporting systems and other assets necessary to replace Torch. However, the unanticipated termination of the Administrative Services Agreement could have a material adverse effect upon the Company. The Administrative Services Agreement may be terminated by Bellwether upon one year's prior notice and may not be terminated by Torch prior to December 31, 1999.

     Conflicts of Interest

     Torch also renders administrative services to Nuevo Energy Company, a publicly traded independent oil and gas company ("Nuevo"), and may manage or render management or administrative services for other energy companies in the future. These services may include the review and recommendation of potential acquisitions. It is possible that conflicts may occur between Nuevo and Bellwether in connection with possible acquisitions or otherwise in connection with the services rendered by Torch. Although the Administrative Services Agreement provides for procedures to reconcile conflicts of interest between

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Nuevo and the Company, no assurances can be made that such procedures will fully protect the Company from losses which may occur if a conflict between the Company and Nuevo arises. In addition, Nuevo and the Company have a common director.

     Estimates of Oil and Gas Reserves

     This document contains estimates of oil and gas reserves owned by the Company, and the future net cash flows attributable to those reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and the reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of the available data, assumptions regarding future oil and gas prices and expenditures for future development and exploitation activities, and of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions based upon production history, development and exploitation activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and estimates set forth herein. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on an oil equivalent basis, gas was converted to oil equivalent at the ratio of six Mcf of gas to one Bbl of oil. While this ratio approximates the energy equivalency of gas to oil on a Btu basis, it may not represent the relative prices received by the Company on the sale of its oil and gas production.

     The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to estimated proved reserves set forth herein were prepared in accordance with the rules of the SEC, and are not intended to represent the fair market value of such reserves.

     Hedging of Production

     Part of the Company's business strategy is to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. In a typical hedge transaction, the Company will have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty this difference multiplied by the quantity hedged. In such case, the Company is required to pay the difference regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

     Operating Hazards, Offshore Operations and Uninsured Risks

     Bellwether's operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, a portion of the Company's operations are offshore and therefore are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations.

     The Company's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. The Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages.

     Environmental and Other Regulation

     The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations.

     The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.

     Competition

     The Company operates in the highly competitive areas of oil and gas exploration, development and production. The Company's competitors include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources than the Company.

     Shortages of Rigs, Equipment, Supplies and Personnel

     There is a general shortage of drilling rigs, equipment and supplies which the Company believes may intensify. The costs and delivery times of rigs, equipment and supplies are substantially greater than in prior periods and are currently escalating. Shortages of drilling rigs, equipment or supplies could delay and adversely affect the Company's exploration and development operations, which could have a material adverse effect on its financial condition and results of operation.

     The demand for, and wage rates of, qualified rig crews have begun to rise in the drilling industry in response to the increasing number of active rigs in service. Such shortages have in the past occurred in the industry in times of increasing demand for drilling services. If the number of active drilling rigs continues to increase, the oil and gas industry may experience shortages of qualified personnel to operate drilling rigs, which could delay the Company's drilling operations and adversely effect the Company's financial condition and results of operations.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is a party to any material pending legal proceedings.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

In July 1997, in a special meeting of stockholders of the Company, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.

                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market System
(NMS) (Symbol: BELW). There were approximately 1,126 stockholders of record as of September 24, 1997. The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates that cash flows will be used for continued growth in Company operations. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Note 8 of the Notes to Consolidated Financial Statements). The following table sets forth the range of the high and low sales prices, as reported by the NASDAQ for Bellwether common stock for the periods indicated.

                                                  Sales Price
                                                 -------------
                                                 High      Low
                                                 ----      ---
          Quarter Ended:

            September 30, 1995.................  $ 6.25   $ 5.00
            December 31, 1995..................  $ 6.13   $ 4.06
            March 31, 1996.....................  $ 7.00   $ 5.00
            June 30, 1996......................  $ 8.00   $ 5.50

            September 30, 1996.................  $ 6.88   $ 4.38
            December 31, 1996..................  $ 9.00   $ 5.63
            March 31, 1997.....................  $11.50   $ 7.88
            June 30, 1997......................  $10.25   $ 7.25

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company should be read in conjunction with the Consolidated Financial Statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                                                    At and For the Years Ended June 30,
                                                   ----------------------------------------------------------------
                                                   1997(3)          1996          1995(1)      1994(2)        1993
                                                   ----             ----          ----         ----           ----
Gas revenues...................................  $  24,202       $  9,856      $  4,864     $   2,620     $   1,807
Oil revenues...................................     14,865          5,810         3,643         1,086         1,708
Gas plant and gas gathering revenues...........      6,652          8,719        10,705         6,930            23
Interest and other income......................        365            116            97            63           116
                                                 ---------       --------      --------     ---------     ---------
     Total revenues............................     46,084         24,501        19,309        10,699         3,654
Total expenses (including income taxes)........     41,439         23,519        18,368         9,885         3,613
                                                 ---------       --------      --------     ---------     ---------
Net income.....................................  $   4,645       $    982      $    941     $     814      $     41
                                                 =========       ========      ========     =========      ========
Earnings per common and common equivalent
 share fully diluted /(4)/(5)/.................  $    0.43       $   0.11      $   0.12     $    0.27      $   0.02
Total assets...................................  $ 222,648       $ 67,225      $ 74,650     $  35,870      $ 12,480
Long-term debt, net of current maturities......  $ 115,300       $ 13,048      $ 18,525     $  12,797      $  1,000

(1) Reflects operations from Odyssey and Hampton mergers beginning August 1994 and February 1995, respectively.

(2) Includes operations of the Gas Plant and AGRI from dates of acquisition in July and December 1993, respectively.

(3) Includes operations of the Partnership Transactions from April 1 to June 30, 1997.

(4)  Restated to reflect a 1-for-8 reverse stock split in 1994.

(5) At present, there is no plan to pay dividends. The Company maintains a policy of reinvesting its discretionary cash flows for continued growth in company operations (See Note 6 to Notes to Consolidated Financial Statements).

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Bellwether is an independent energy company primarily engaged in the acquisition, exploitation, development and exploration of oil and gas properties. The Company has grown and diversified its operations through the acquisition of oil and gas properties and the subsequent development of these properties. The Company's results of operations have been significantly affected by its success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation activities. Fluctuations in oil and gas prices have also significantly affected the Company's results.

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized in a "full cost pool" as incurred. Oil and gas properties in the pool, plus estimated future expenditures to develop proved reserves and future abandonment, site reclamation and dismantlement costs, are depleted and charged to operations using the unit of production method based on the ratio of current production to total proved recoverable oil and gas reserves. To the extent that such capitalized costs (net of depreciation, depletion and amortization) exceed the discounted future net revenues on an after-tax basis of estimated proved oil and gas reserves, such excess costs are charged to operations. Once incurred, the writedown of oil and gas properties is not reversible at a later date even if oil and gas prices increase. Sharp declines in oil and gas prices may cause companies who report on the full cost method, such as Bellwether, to write down their oil and gas properties, thereby decreasing earnings during such period.

     The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on price swap contracts are generally based upon the difference between the contract price and the average closing NYMEX or other floating index price and are reported as a component of oil and gas revenue. Gains or losses attributable to the termination of swap contracts are deferred and recognized in revenue when the hedged oil and gas is sold.


Capital Resources and Liquidity

     Sources of Capital

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


purchase contract, Bellwether was paid $9.9 million. From the proceeds, $9.5 million was repaid on the Company's credit facility.

     During fiscal years 1997 and 1996, the Company's net cash flows provided by operating activities before changes in assets and liabilities were $23.1 million and $9.1 million, respectively.

     Also in fiscal 1997, the Company borrowed $57 million under credit facilities, and repaid $55 million. As part of the financing of the Partnership Transactions, the Company issued $100.0 million of 10-7/8% Senior Subordinated Notes and used net proceeds of $34.1 million from the issuance of 4.7 million shares of common stock.

     Uses of Capital

     During the past three fiscal years, the Company's primary uses of its capital have been to fund the acquisitions of Odyssey, Hampton and the Partnership Transactions. During fiscal 1997, 1996 and 1995 capital expenditures of $15.6 million, $6.4 million and $3.4 million, respectively, were incurred in connection with the development and exploration of the Company's properties.

     Financing Activities

     On February 28, 1995, the Company entered into a credit facility with a commercial bank providing an initial borrowing base of $29.8 million. The borrowings under the credit facility were secured by the Company's interests in oil and gas properties, a gathering system and two gas plants. The Credit Facility was retired in October 1996. In October 1996, the Company entered into a syndicated credit facility in an amount up to $50.0 million with an initial borrowing base of $27.0 million, to be re-determined semi-annually. This credit facility was unsecured with respect to oil and gas assets and was retired in April 1997.

     In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million to be redetermined semi-annually, and a maturity date of March 31, 2002. Bellwether may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility. As of June 30, 1997, borrowings of $15.3 million were outstanding under the Senior Credit Facility with an average interest rate of 6.6%.

     The Senior Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes are guaranteed by the Company and its wholly owned subsidiaries, Odyssey Petroleum Company, Black Hawk Oil Company and 1989-I TEAI Limited Partnership. The Notes contain certain covenants, including limitations on indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers, and consolidations or sales of assets.

Other Matters

     Dividends

     At present, there is no plan to pay dividends on common stock. The Company maintains a policy of reinvesting its discretionary cash flows for the continued growth in Company operations.

     Gas Balancing Positions

     It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of gas balancing positions as of June 30, 1997 is not anticipated to adversely impact the financial condition of the Company.

     Derivative Financial Instruments

     The Company periodically uses derivative financial instruments to manage oil and gas price risk. At June 30, 1997, the Company has entered into contracts to hedge 300 barrels of oil per day at a price of $22.17 per barrel, and 56,000 MCF of natural gas per day for July to October 1997 at prices ranging from $1.98 to $2.69 per MCF.

     Financial Accounting Standards Board Statement No. 123

     The Company follows the intrinsic value method for stock options granted to employees. In October 1995, the FASB issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation." The Company did not adopt the fair value method for stock-based compensation plans, but has provided the pro forma effects on net income and earnings per share that would have been recognized if the fair value method was used.

     Financial Accounting Standards Board Statement No. 128

     Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding B without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the quarter ending December 1997. The impact of adopting SFAS 128 is anticipated to be immaterial.

     Financial Accounting Standards Board Statement No. 129

     Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires that all entities disclose in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. An entity is to

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


disclose within the financial statements the number of shares issued upon conversion, excerise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to prefered and redeemable stock. The Company's adoption of SFAS 129 in the quarter ending December 1997 is not expected to have a material impact on reported results.

     Financial Accounting Standards Board Statement No. 130

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive income refer to revenues, expenses, gains and losses that are excluded from net income under current accounting standards, including unrecognized foreign currency translation items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 130 requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed in equal prominence with other financial statements; the total of other comprehensive income for a period is required to be transferred to a component of equity that is separately displayed in a statement of financial position at the end of an accounting period. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 130 to have a material effect on reported results.

     Financial Accounting Standards Board Statement No. 131

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on its reported results.

     Outlook

     The Company has adopted a $20.6 million capital budget for fiscal 1998, primarily for development and exploratory drilling activities. The Company believes its working capital and net cash flows provided by operating activities are sufficient to meet these capital commitments. The Company is reviewing several acquisitions, any one of which could materially exceed the planned capital expenditure levels. It is anticipated that such acquisitions, if consummated, would be funded through additional borrowings and/or the issuance of securities.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


     The Company's results of operations and cash flow are affected by changing oil and gas prices. Increases in oil and gas prices often result in increased drilling activity, which in turn increases the demand for and cost of exploration and development. Thus, increased prices may generate increased revenue without necessarily increasing profitablity. These industry market conditions have been far more significant determinants of Company earnings than have macroeconomic factors such as inflation, which has had only minimal impact on Company activities in recent years. While it is impossible to predict the precise effect of changing prices and inflation on future Company operations, the short-lived nature of the Company's gas reserves makes it more possible to match development costs with predictable revenue streams than would long-lived reserves. No assurance can be given as to the Company's future success at reducing the impact of price changes on the Company's operating results.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Results of Operations

     The following table sets forth certain oil and gas production information of the Company for the periods presented.

                                                       Year Ended June 30,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Production
  Oil and condensate (MBBLS).....................     854        334       216
  Natural gas (MMCF).............................  10,552      5,099     2,932

Average sales price /(1)/
  Oil and condensate (per barrel)................ $ 17.41   $  17.81  $  16.89
  Natural gas (per MCF).......................... $  2.29   $   2.02  $   1.66

Average unit production cost per equivalent
  barrel (6 MCF equal 1 barrel).................. $  4.38   $   4.49  $   4.05

Average unit depletion rate per equivalent
  barrel (6 MCF equal 1 barrel).................. $  5.62   $   5.86  $   5.52

/(1)/ Average sales price is exclusive of the effect of natural gas and crude oil price swaps.

Operations of the Gas Plant are summarized as follows:

                                                       Year Ended June 30,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------

Product sales volume - (MBBLS)                         319       321       382

Average sales price per barrel................... $  16.77  $  13.01  $  11.96

Revenues:  ($000)
  Product sales.................................. $  5,351  $  4,175  $  4,568
  Operating fees.................................      680       690       786
  Residual gas sales.............................      621       480       324
                                                  --------  --------  --------
Total revenues...................................    6,652     5,345     5,678

Operating expenses ($000)........................    3,322     2,768     3,004
                                                  --------  --------  --------
Operating margin ($000).......................... $  3,330  $  2,577  $  2,674
                                                  ========  ========  ========

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Operations of the Gathering System, acquired in December 1994, are summarized as follows:

                                                     1997      1996(1)   1995
                                                   --------  --------  --------

     Net throughput (MMCF per day)...............        --       4.0       4.1

     Gas gathering revenues ($000)...............  $     --  $  3,374  $  5,027
     Operating expenses ($000)...................        --     2,417     3,074
                                                   --------  --------  --------
     Operating margin ($000).....................  $     --  $    957  $  1,953
                                                   ========  ========  ========

(1) Represents operations from July 1995 through February 1996. Subsequent to February 1996, the Company ceased recognition of such operations following the Company's assumption of a gas purchase contract and receipt of $9.9 million (See Note 2 of Notes to Consolidated Financial Statements. See Note 10 for industry segment information).

Revenues:

     Oil and gas revenues were $39.1 million in fiscal 1997, an increase of 149% over the fiscal year ended June 30, 1996. This increase is attributable primarily to increased production in the fourth quarter of fiscal 1997 from the Partnership Transactions.

     Oil and gas revenues for fiscal 1996 were $15.7 million, or 85% higher than fiscal 1995 oil and gas revenues of $8.5 million. The Company's mergers with Odyssey and Hampton were responsible for the increased revenues during fiscal 1995 and 1996. During the three year period, the volatility of oil and gas prices directly impacted revenues. Most significantly, natural gas prices increased in fiscal 1997 to $2.29 per MCF from $2.02 per MCF in fiscal 1996. During fiscal 1997, the Company utilized various hedging transactions to manage a portion of the risks associated with natural gas and crude oil volatility. As a result of these hedges, oil and gas revenues were reduced by $18,000.

     Gas plant revenues were $6.7 million in fiscal 1997, an increase of 26% over prior year revenues of $5.3 million. Contributing to this increase were increases in plant liquids prices of 29% over last year. Gas plant revenues were $5.3 million in fiscal 1996, or 7% lower than fiscal 1995 revenues of $5.7 million due primarily to decreased throughput, partially offset by a 7% increase in natural gas liquids price.

     Gas gathering revenues decreased to $3.4 million in fiscal 1996, or 32% under fiscal 1995 revenues of $5.0 million due to the Company's agreement to assume payment obligations under a gas purchase contract and its decision to cease recognition of income from gas gathering operations.

Expenses:

     Production expenses for fiscal 1997 totaled $11.4 million, as compared to $5.3 million in fiscal 1996 and $2.9 million in fiscal 1995. The 115% increase in production expenses in fiscal 1997 as compared to fiscal 1996 was attributable to increased production from the Partnership Transactions. The 83% increase in fiscal 1996 over fiscal 1995 was attributable primarily to the Odyssey and

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Hampton mergers. Such mergers were included in operations for ten and four months, respectively, in fiscal 1995.

     Gas plant expenses increased 18% during fiscal 1997 to $3.3 million from $2.8 million in fiscal 1996, primarily due to increased costs of natural gas purchases. Gas plant expenses were $2.8 million or 7% lower in fiscal 1996 than in fiscal 1995 as a result of decreased throughput, offset partially by higher prices.

     Gas gathering expenses in fiscal 1996 of $2.4 million are 23% under the prior year total of $3.1 million, due to the Company's agreement to accept assume payment obligations under a gas purchase contract and its decision to cease gas gathering operations.

     Depreciation, depletion and amortization increased 93% to $15.6 million in fiscal 1997 versus $8.1 million in fiscal 1996. Such increase was attributable to higher production from the Partnership Transactions, offset by a 4% decrease in the depletion rate per net equivalent barrel as a result of the Partnership Transactions.

     Depreciation, depletion and amortization of $8.1 million reflects an increase of 53% for fiscal 1996 over $5.3 million in fiscal 1995. Such increase reflects a full year of production volumes from the Odyssey and Hampton mergers and a 6% increase in the depletion rate per net equivalent barrel due to additional costs associated with dry holes drilled in Fausse Pointe and Cove fields.

     General and administrative expenses totaled $4.0 million, $3.0 million and $2.7 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The fees under the Administrative Services Agreement with Torch accounted for $0.8 million and $0.3 million and $0.6 million of the increase in general and administrative expenses in fiscal years 1997, 1996, and 1995, respectively, and is due to the significant growth of assets and cash flows experienced by the Company.

     Interest expense increased to $4.5 million in fiscal 1997 from $1.7 million in fiscal 1996 and $1.2 million in fiscal 1995. Such increase is due to the increase in debt which financed a portion of the Partnership Transactions and the Hampton merger.

     The Company recorded a provision for income taxes of $2.6 million in fiscal 1997. Actual payments of $198,000, $126,000 and $9,000 fiscal years 1997, 1996, and 1995, respectively, relate to alternative minimum tax and state taxes. In 1996 and 1995, net operating loss carry forwards contributed to the low effective tax rates. Upon merging with Hampton, the Company was required to record a deferred tax liability of $2.4 million. The Partnership Transaction required a $120,000 deferred tax liability.

Net Income

     Net income of $4.6 million was generated in fiscal 1997, as compared to $1.0 million and $0.9 million in fiscal 1996 and fiscal 1995, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                      PAGE
                                                                      NUMBER
                                                                      ------

Independent Auditors' Report..........................................  34

Financial Statements:

 Consolidated Balance Sheets as of June 30, 1997 and 1996.............  35

 Consolidated Statements of Operations for the Years Ended
  June 30, 1997, 1996 and 1995........................................  37

 Consolidated Statements of Changes in Stockholders'
  Equity for the Years Ended June 30, 1997, 1996 and 1995.............  38

 Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1997, 1996 and 1995........................................  39

 Notes to Consolidated Financial Statements...........................  41

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Bellwether Exploration Company and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Bellwether Exploration Company and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bellwether Exploration Company and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP

Houston, Texas

September 29, 1997

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                            (Amounts in thousands)


                                                            JUNE 30,   JUNE 30,
                                                             1997       1996
                                                           ---------  ---------
CURRENT ASSETS:

Cash and cash equivalents................................  $  15,341  $     783
Accounts receivable and accrued revenues.................     16,795      5,990
Accounts receivable - related parties....................      1,836      1,417
Prepaid expenses.........................................      1,759        314
                                                           ---------  ---------
    Total current assets.................................     35,731      8,504
                                                           ---------  ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method) including
  $4,500 and $13,453 of unproved properties which
  are excluded from amortization in 1997 and 1996,
  respectively                                               233,175     76,043
Gas plant facilities.....................................     12,924     12,840
                                                           ---------  ---------
                                                             246,099     88,883
Less accumulated depreciation, depletion and
  amortization                                               (65,097)   (30,748)
                                                           ---------  ---------
                                                             181,002     58,135
                                                           ---------  ---------
OTHER ASSETS.............................................      5,915        586
                                                           ---------  ---------
                                                           $ 222,648  $  67,225
                                                           =========  =========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

               (Amounts in thousands, except share information)


                                                            JUNE 30,   JUNE 30,
                                                             1997       1996
                                                           ---------  ---------
CURRENT LIABILITIES:

Accounts payable and accrued liabilities.................  $  12,739  $   2,634
Accounts payable - related parties.......................        209        702
                                                           ---------  ---------
     Total current liabilities...........................     12,948      3,336
                                                           ---------  ---------
LONG-TERM DEBT...........................................    115,300     13,048

DEFERRED INCOME TAXES....................................      5,521      2,861

OTHER LIABILITIES........................................        955      1,383

CONTINGENCIES............................................        ---        ---

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares
  authorized, none issued or outstanding.................        ---        ---

Common stock, $0.01 par value, 15,000,000 shares
 authorized, 13,844,965 and 9,075,479 shares issued
 and outstanding at June 30, 1997 and 1996,
 respectively............................................        139         91
Additional paid-in capital...............................     78,273     41,639
Retained earnings........................................      9,512      4,867
                                                           ---------  ---------
Total stockholders' equity...............................     87,924     46,597
                                                           ---------  ---------
                                                           $ 222,648  $  67,225
                                                           =========  =========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                                       Year Ended June 30,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
REVENUES:
  Gas revenues...............................  $ 24,202    $  9,856    $  4,864
  Oil revenues...............................    14,865       5,810       3,643
  Gas plant revenues.........................     6,652       5,345       5,678
  Gas gathering revenues.....................       ---       3,374       5,027
  Interest and other income..................       365         116          97
                                               --------    --------    --------
                                                 46,084      24,501      19,309
                                               --------    --------    --------
COSTS AND EXPENSES:
  Production expenses........................    11,437       5,317       2,856
  Gas plant expenses.........................     3,322       2,768       3,004
  Gas gathering expenses.....................       ---       2,417       3,074
  General and administrative expenses........     4,042       3,013       2,739
  Depreciation, depletion and amortization...    15,574       8,148       5,269
  Interest expense...........................     4,477       1,657       1,245
  Other expenses.............................         2         153         ---
                                               --------    --------    --------
                                                 38,854      23,473      18,187
                                               --------    --------    --------
Income before income taxes and
  minority interest..........................     7,230       1,028       1,122

Provision for income taxes...................     2,585          46           9

Minority interest in gas plant ventures......        ---        ---         172
                                               --------    --------    --------
Net income...................................  $  4,645    $    982    $    941
                                               ========    ========    ========

Net income per share - primary...............  $   0.44    $   0.11    $   0.12
                                               ========    ========    ========
Net income per share B fully diluted.........  $   0.43    $   0.11    $   0.12
                                               ========    ========    ========
Weighted average common and common
  equivalent shares outstanding - primary....    10,592       9,052       7,713
                                               ========    ========    ========
Weighted average common and common
  equivalent shares outstanding - fully
  diluted....................................    10,700       9,052       7,713
                                               ========    ========    ========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                            (Amounts in thousands)

                                     COMMON  STOCK      PREFERRED STOCK    ADDITIONAL               TREASURY STOCK
                                    ---------------     ---------------     PAID-IN     RETAINED     --------------
                                    SHARES   AMOUNT     SHARES   AMOUNT     CAPITAL     EARNINGS     SHARES   AMOUNT     TOTAL
                                    ------   ------     ------   ------     -------     --------     ------   ------     -----
Balance June 30, 1994.............   3,737   $   37        ---   $  ---    $ 15,490     $  2,944         15   $  (99)  $ 18,372

Shares issued in public stock
 offering.........................   3,400       34        ---      ---      17,204          ---        ---      ---     17,238
Cancellation of treasury stock....     (15)     ---        ---      ---         ---          ---        (15)      99         99
Shares issued in merger with
 Odyssey Partners, Ltd............     917        9        ---      ---       3,944          ---        ---      ---      3,953
Shares issued in merger with
 Hampton Resources Corporation....   1,006       10        ---      ---       4,834          ---        ---      ---      4,844
Net earnings......................     ---      ---        ---      ---         ---          941        ---      ---        941
                                    ------   ------     ------   ------    --------     --------     ------   ------   --------
Balance June 30, 1995.............   9,045     90          ---      ---      41,472        3,885        ---      ---     45,447

Stock options exercised...........      30      1          ---      ---         167          ---        ---      ---        168
Net earnings......................     ---    ---          ---      ---         ---          982        ---      ---        982
                                    ------   ------     ------   ------    --------     --------     ------   ------   --------
Balance June 30, 1996.............   9,075     91          ---      ---      41,639        4,867        ---      ---     46,597

Shares issued in public stock
 offering, net of offering costs..   4,687     47          ---      ---      36,169          ---        ---      ---     36,216
Stock options exercised...........      83      1          ---      ---         465          ---        ---      ---        466
Net earnings......................     ---    ---          ---      ---         ---        4,645        ---      ---      4,645
                                    ------   ------     ------   ------    --------     --------     ------   ------   --------
Balance June 30, 1997.............  13,845   $  139        ---   $  ---    $ 78,273     $  9,512        ---   $  ---   $ 87,924
                                    ======   ======     ======   ======    ========     ========     ======   ======   ========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)


                                                       Year Ended June 30,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...................................  $  4,645    $    982    $    941
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation, depletion and amortization...    16,044       8,273       5,382
  Minority interest in gas plant ventures....       ---         ---         120
  Deferred taxes.............................     2,562        (183)        ---
                                               --------    --------    --------
                                                 23,251       9,072       6,443
Change in assets and liabilities,
  net of acquisition effects:
  Accounts receivable and accrued revenues...     2,941        (668)      1,548
  Prepaid expenses...........................      (638)         25         117
  Accounts payable and accrued expenses......     4,438          84      (2,047)
  Due (to) from affiliates...................     5,738        (791)       (633)
  Other......................................    (6,447)       (237)       (145)
                                               --------    --------    --------
NET CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES..................................    29,283       7,485       5,283
                                               --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and gas properties,
 including working capital...................
  Partnership Transactions...................  (149,914)        ---         ---
  Odyssey Petroleum..........................       ---         ---      (5,374)
  Hampton Resources..........................       ---         ---     (18,168)
Additions to oil and gas properties..........   (20,811)     (6,934)     (3,497)
Proceeds from sales of properties............    18,775         644         265
Additions to gas plant facilities............       (84)        (44)        (87)
Additions to gas gathering system............       ---         (21)       (138)
Proceeds from gas contract assignment........       ---       9,875         ---
Other........................................       (88)         22        (290)
                                               --------    --------    --------
NET CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES.......................  (152,122)      3,542     (27,289)
                                               --------    --------    --------


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                            (Amounts in Thousands)


                                                       Year Ended June 30,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings.....................  $157,300    $    ---    $ 26,773
Net proceeds from issuance of common stock...    35,145         168      17,238
Payments of long-term debt...................   (55,048)    (11,500)    (22,369)
                                               --------    --------    --------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES.......................   137,397     (11,332)     21,642
                                               --------    --------    --------
Net increase (decrease) in cash and cash
  equivalents................................    14,558        (305)       (364)
Cash and cash equivalents at beginning
  of year....................................       783       1,088       1,452
                                               --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....  $ 15,341    $    783    $  1,088
                                               ========    ========    ========


                See Notes to Consolidated Financial Statements.

                        BELLWETHER EXPLORATION COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION

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

     Principles of Consolidation

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

     Oil and Gas Properties

     The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and direct internal costs) are capitalized as incurred. Oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Depletion expense per equivalent barrel of production was approximately $5.62 in 1997, $5.86 in 1996 and $5.52 in 1995. Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such

                        BELLWETHER EXPLORATION COMPANY
     excess capitalized costs would be charged to operations. No such write-down in book value was required in 1997, 1996 or 1995.

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

     Gas Imbalances

     The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The Company had a net imbalance liability, at fair value, of $596,000 at June 30, 1997. The Company's net imbalance was immaterial at June 30, 1997 and 1996.

     Financial Accounting Standards Board Statement No. 121

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 is effective beginning July 1, 1996 and establishes guidelines for determining and measuring asset impairment and the required timing of asset impairment evaluations. The impact of implementing SFAS 121 during fiscal 1997 was immaterial.

                        BELLWETHER EXPLORATION COMPANY

     Financial Accounting Standards Board Statement No. 123

     In October 1995, the FASB issued Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" which is effective for the Company beginning July 1, 1996. SFAS 123 permits, but does not require, a fair-value-based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS 123, the Company has provided pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair-value-based method of accounting had been applied.

     Natural Gas and Crude Oil Hedging

     Commodity derivatives utilized as hedges incude swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1997, 1996 or 1995.

     Oil and gas revenues were decreased by $18,000 in 1997, and decreased by $560,000 in 1996 as a result of such hedging activity. There was no hedging activity in 1995.

     Earnings Per Share

     Earnings per share calculations are based on the weighted average number of common shares and common share equivalents and net income. Common share equivalents include dilutive common stock options. Such options do not have a material effect in the calculations of earnings per share.

     Income Taxes

     Deferred taxes are accounted for under the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes

                        BELLWETHER EXPLORATION COMPANY
     of a change in tax rates is recognized in income in the period the change occurs.

     Statements of Cash Flows

     For cash flow presentation purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash for 1997, 1996 and 1995 was $1.5 million, $1.6 million and $1.2 million, respectively. Income taxes paid in cash for 1997, 1996, and 1995 were $198,000, $126,000, and
     $9,000 respectively. In 1997, a portion of the purchase price of the Partnership Transactions included the issuance to Torch of 150,000 shares of the Company's common stock valued at $1.2 million. Also, Torch was issued a warrant to purchase 100,000 shares at $9.90 per share of the Company's common stock for advisory services rendered in connection with the Partnership Transactions; the warrant was valued at $300,000 and was recorded as a cost of the Partnership Transactions. During 1995, a portion of the the mergers, Odyssey Partners, Ltd. ("Odyssey") and Hampton Resources Corporation ("Hampton"), collectively the ("Mergers") was financed by assumption of debt of $1.4 million for Odyssey and $4.1 million for Hampton. Common stock with a value of $4.0 million and $4.8 million was issued as part of the costs of the Odyssey and Hampton mergers in 1995, respectively.

     Use of estimates

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

3.   ACQUISITIONS AND MERGERS

     During the last three years, the Company has completed the following mergers and acquisitions, all of which were recorded using the purchase method of accounting.

     In April 1997, the Company closed acquisitions of oil and gas properties, totaling $145.2 million, from certain partnerships and other entities managed or sponsored by Torch Energy Advisors Incorporated ("Torch"). The acquisitions were financed by the sale of 4.4 million shares of common stock, the sale of $100.0 million of 10-7/8% senior

                        BELLWETHER EXPLORATION COMPANY
     subordinated notes due in 2007 and the use of $33.3 million of a new $90.0 million senior unsecured credit facility (including the repayment of $22.0 million on a then existing credit facility).

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

     The following table presents the unaudited pro forma results of operations as if the Partnership Transactions had all occurred on July 1, 1995 and July 1, 1996. The Partnership Transactions were accounted for as purchases, and their results of operations are included in the Company's results of operations from the date of acquisition. The Company's pro forma results are based on assumptions and estimates and are not necessarilly indicative of the Company's results of operations had the transaction occurred as of July 1, 1995, or those in the future (in thousands, except earnings per share).

                        BELLWETHER EXPLORATION COMPANY

                                                          (Unaudited)
                                                   ------------------------
                                                      Year Ended June 30,
                                                   ------------------------
                                                      1997           1996

Revenues                                           $ 120,384      $ 140,969

Expenses                                              90,024        104,629
                                                   ---------      ---------
Earnings before income taxes                          30,360         36,340

Income taxes                                          11,143         13,112
                                                   ---------      ---------
Net earnings                                       $  19,217      $  23,228
                                                   =========      =========
Net earnings per common share and
  common shares equivalent, fully diluted          $    1.38      $    1.71
                                                   =========      =========

                        BELLWETHER EXPLORATION COMPANY

4.   GUARANTOR FINANCIAL STATEMENTS -

     CONSOLIDATING FINANCIAL STATEMENTS OF THE COMPANY AND THE GUARANTOR SUBSIDIARIES (ODYSSEY PETROLEUM COMPANY, BLACK HAWK OIL COMPANY AND 1989-I TEAI LIMITED PARTNERSHIP), AS GUARANTORS OF THE COMPANY'S 10 7/8% SENIOR SUBORDINATED NOTES DUE 2007 ARE AS FOLLOWS:
     CONDENSED CONSOLIDATING BALANCE SHEETS - UNAUDITED

        AS OF JUNE 30, 1997
          (IN THOUSANDS)

                                                                  GUARANTOR       NON-GUARANTOR
                                                BELLWETHER      SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                ----------      ------------     -------------       ------------     ------------
Total current assets..........................  $   30,446        $  2,069         $   1,380          $  1,836           $  35,731
Net Property, plant and equipment.............     158,407          20,800            25,087           (23,292)            181,002
Total other assets............................      20,780             346                39           (15,250)              5,915
                                                ----------        --------         ---------          --------           ---------
Total assets..................................  $  209,633        $ 23,215         $  26,506          $(36,706)          $ 222,648
                                                ==========        ========         =========          ========           =========
Total current liabilities.....................  $   12,003        $  2,383         $  (3,927)         $  2,489           $  12,948
Long-term debt................................     115,300               -                 -                 -             115,300
Deferred Taxes................................       5,127             363                31                 -               5,521
Other long-term liabilities...................       1,910               -                 -              (955)                955
Total stockholders' equity....................      75,293          20,469            30,402           (38,240)             87,924
                                                ----------        --------         ---------          --------           ---------
Total liabilities and stockholders' equity....  $  209,633        $ 23,215         $  26,506          $(36,706)          $ 222,648
                                                ==========        ========         =========          ========           =========

             CONDENSED CONSOLIDATING INCOME STATEMENTS - UNAUDITED
                       FOR THE YEAR ENDED JUNE 30, 1997
                                (IN THOUSANDS)

                                                                  GUARANTOR       NON-GUARANTOR
                                                BELLWETHER      SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                                ----------      ------------     -------------       ------------     ------------
Revenues......................................  $   32,539        $  5,260         $   9,290          $ (1,005)          $  46,084
Expenses......................................  $   26,153           6,979             7,086            (1,364)             38,854
                                                ----------        --------         ---------          --------           ---------
Net earnings (loss) before income taxes.......  $    6,386          (1,719)            2,204               359               7,230
                                                ----------        --------         ---------          --------           ---------
Income taxes..................................  $    2,610             (57)                8                24               2,585
                                                ----------        --------         ---------          --------           ---------
Net earnings (loss)...........................  $    3,776        $ (1,662)        $   2,196          $    335           $   4,645
                                                ==========        ========         =========          ========           =========

                        BELLWETHER EXPLORATION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS B - UNAUDITED
     FOR THE YEAR ENDED JUNE 30, 1997
            (IN THOUSANDS)

                                                                            GUARANTOR      NONGUARANTOR
                                                               BELLWETHER  SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                               ----------  ------------    ------------   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................     $   3,776         $(1,662)      $   2,196    $     335     $  4,645
Non-cash adjustments.......................................        12,527           4,732           1,565         (218)      18,606
Changes in assets and liabilities..........................         6,064           2,400          (2,315)        (117)       6,032
                                                              ---------------------------------------------------------------------
Net cash provided by operating activities..................        22,367           5,470           1,446            -       29,283
                                                              ---------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties........................       (11,946)         (7,894)           (971)           -      (20,811)
Acqusition of partnership properties.......................      (149,914)              -               -            -     (149,914)
Proceeds from sales of properties..........................        15,408           3,071             296            -       18,775
Additions to properties and other..........................          (137)              -             (35)           -         (172)
                                                              ---------------------------------------------------------------------
Net cash used in investing activities......................      (146,589)         (4,823)           (710)           -     (152,122)
                                                              ---------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings...................................       157,300               -               -            -      157,300
Payments of long-term debt.................................       (55,048)              -               -            -      (55,048)
Net proceeds from issuance of common stock.................        35,145               -               -            -       35,145
                                                              ---------------------------------------------------------------------
Net cash provided by financing activities..................       137,397               -               -            -      137,397
                                                              ---------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents.......        13,175             647             736            -       14,558
Cash and cash equivalents at beginning of year.............           588             191               4            -          783
                                                              ---------------------------------------------------------------------
Cash and cash equivalents at end of year...................     $  13,763         $   838       $     740    $       -     $ 15,341
                                                              =====================================================================

                        BELLWETHER EXPLORATION COMPANY

CONDENSED CONSOLIDATING BALANCE SHEETS - UNAUDITED
     AS OF JUNE 30, 1996
        (IN THOUSANDS)

                                                            GUARANTOR    NONGUARANTOR
                                              BELLWETHER  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
Total current assets                            $  6,118      $    887       $    924       $    575      $  8,504
Net Property, plant and equipment                 39,317        11,004         15,050         (7,236)       58,135
Total other assets                                29,872            25             37        (29,348)          586
                                                --------      --------       --------       --------      --------
Total assets                                    $ 75,307      $ 11,916       $ 16,011       $(36,009)     $ 67,225
                                                ========      ========       ========       ========      ========

Total current liabilities                       $  2,160      $  1,044         (1,207)      $  1,339      $  3,336
Long-term debt                                    13,048             -             --             --        13,048
Deferred Taxes                                     5,096           407             --         (2,642)        2,861
Other long-term liabilities                        2,115             -             --           (732)        1,383
Total stockholders' equity                        52,888        10,465         17,218        (33,974)       46,597
                                                --------      --------       --------       --------      --------
Total liabilities and stockholders' equity      $ 75,307      $ 11,916       $ 16,011       $(36,009)     $ 67,225
                                                ========      ========       ========       ========      ========

CONDENSED CONSOLIDATING INCOME STATEMENTS - UNAUDITED
        FOR THE YEAR ENDED JUNE 30, 1996
                (IN THOUSANDS)

                                                                           GUARANTOR     NONGUARANTOR
                                                             BELLWETHER   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
Revenues                                                      $ 10,984       $  3,600       $9,485        $ 432         $ 24,501
Expenses                                                        11,187          2,830        8,671          785           23,473
                                                              --------       --------       ------        -----         --------
Net earnings (loss) before income taxes                           (203)           770          814         (353)           1,028
                                                              --------       --------       ------        -----         --------
Income taxes                                                      (404)           285          141           24               46
                                                              --------       --------       ------        -----         --------
Net earnings                                                  $    201       $    485       $  673        $(377)        $    982
                                                              ========       ========       ======        =====         ========

                        BELLWETHER EXPLORATION COMPANY

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
     FOR THE YEAR ENDED JUNE 30, 1996
             (IN THOUSANDS)

                                                                             GUARANTOR     NON GUARANTOR
                                                            BELLWETHER     SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                            $    201      $   485           $    673      $   (377)     $    982
Non-cash adjustments                                            4,851        1,506              1,314           419         8,090
Changes in assets and liabilities                                 896         (244)               159        (2,398)       (1,587)
                                                             --------      -------           --------      --------      --------
Net cash provided by operating activities                       5,948        1,747              2,146        (2,356)        7,485
                                                             --------      -------           --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to oil and gas properties                            (5,432)      (1,567)                 -             -        (6,999)
Proceeds from sales of properties                                 644            -                  -             -           644
Proceeds from gas contract assumption                           9,875            -                  -             -         9,875
Additions to properties and other                                (165)           -                187             -            22
                                                             --------      -------           --------      --------      --------
Net cash provided by (used in) investing activities             4,922       (1,567)               187             -         3,542
                                                             --------      -------           --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                      (11,500)           -                  -             -       (11,500)
Equity contributions                                                -                          (2,356)        2,356             -
Payments of long-term debt                                          -            -                  -             -             -
Net proceeds from issuance of common stock                        168            -                  -             -           168
                                                             --------      -------           --------      --------      --------
Net cash provided by (used in) financing activities           (11,332)           -             (2,356)        2,356       (11,332)
                                                             --------      -------           --------      --------      --------

Net increase (decrease) in cash and cash equivalents             (462)         180                (23)            -          (305)
Cash and cash equivalents at beginning of year                  1,050           11                 27             -         1,088
                                                             --------      -------           --------      --------      --------
Cash and cash equivalents at end of year                     $    588      $   191           $      4      $      -      $    783
                                                             ========      =======           ========      ========      ========

                        BELLWETHER EXPLORATION COMPANY

5.   RELATED PARTY TRANSACTIONS

     The Company is a party to an administrative services agreement which requires Torch to administer the business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% of the average of the book value of the Company's total assets, excluding cash, plus reimbursement of certain costs incurred on behalf of the Company for the management of its oil and gas properties, plus 2% of annual operating cash flows (as defined) during the period in which the services are rendered. The initial term of this agreement, effective January 1, 1994, was six years. Thereafter, the agreement renews automatically for successive one-year periods until terminated by either party in accordance with the applicable provisions of the agreement. For the years ended June 30, 1997, 1996 and 1995, related fees paid to Torch amounted to $2.3 million, $1.5 million and $1.2 million, respectively. Additionally, in the ordinary course of business, the Company incurs intercompany balances resulting from the payment of costs and expenses by affiliated entities on behalf of the Company. Torch may charge interest on any unpaid balances not paid within 30 days, however, no such interest has been charged by Torch since the inception of the agreement.

     In April, 1997, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase 100,000 shares at $9.90 per share for advisory services rendered in connection with the Partnership Transactions. The stock was valued at $1.2 million and the warrant was valued at $300,000. In December 1993, Torch was issued a warrant to purchase 187,500 shares of the Company's common stock at a price of $6.40 per share for its advisory services in identifying and negotiating a merger; such warrants were exercised in connection with the Partnership Transactions with total proceeds to the Company of $684,000.

     Torch was also a selling partner in the Partnership Transactions through its ownership of general partnership and working interests in the partnerships programs. As a result, Torch was paid $18.4 million for such interests. Two of the Company's officers are officers of Torch and have an equity interest in Torch. A director of the Company holds significant options to purchase stock in Torch, which if exercised would constitute a substantial equity interest in Torch. Two of the directors of the Company were formerly officers of Odyssey.

                        BELLWETHER EXPLORATION COMPANY

     A subsidiary of Torch markets oil and natural gas production from certain oil and gas properties in which the Company owns an interest. The Company generally pays fees of 2% of revenues for such marketing services. Such charges were $646,000, $114,000 and $12,000 in 1997, 1996 and 1995, respectively.

     Costs of the evaluation of potential property acquisitions and due diligence conducted in conjunction with acquisitions closed are incurred by Torch at the Company's request. The Company was charged $650,000, $74,000, and $193,000 for these costs in 1997, 1996, and 1995, respectively.

     Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's overhead charged for these activities for the years ended June 30, 1997, 1996 and 1995 was $117,000, $367,000 and $164,000,
     respectively.

     Torch became the operator of the Gas Plant on December 1, 1993. In fiscal 1997, 1996 and 1995, the fees paid by the Company to Torch were $49,000, $83,000 and $71,000, respectively.

6.   STOCKHOLDERS' EQUITY

     Common and Preferred Stock

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

    In July, 1997 in a special meeting of Stockholders of the Company, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 15,000,000 to 30,000,000.

    In April, 1997 the Company sold 4.7 million shares of common stock. Of the net proceeds to the Company, $34.1 million was used in financing the Partnership Transactions. Also sold in the Offering were 719,264 shares sold by certain shareholders.

                        BELLWETHER EXPLORATION COMPANY

     During the first quarter of fiscal 1995, the Company consummated the sale of 3,650,000 shares of common stock. The net proceeds to the Company were $17.3 million which were used for the Odyssey and Hampton mergers and general corporate purposes. Of the shares sold, 3,400,000 were newly-issued by the Company and 250,000 were sold by certain stockholders.

     Stock Incentive Plans

     The Company has stock option plans that provide for granting of options for the purchase of common stock to directors, officers and key employees of the Company and Torch. These stock options may be granted subject to terms ranging from 6 to 10 years at a price equal to the fair market value of the stock at the date of grant. At June 30, 1997, options under the plans available for future grants were 158,500.

     A summary of activity in the stock option plans is set forth below:

                                                 Number         Option
                                                of shares     Price Range
                                                ---------   ------------------
Balance at June 30, 1994                          471,325    $ 3.00 -  $ 7.00
  Granted                                         450,000    $ 5.56 -  $ 5.94
                                             ------------   ------------------
Balance at June 30, 1995                          921,325    $ 3.00 -  $ 7.00
  Granted                                          27,000    $4.375 -  $6.375
  Surrendered                                     (10,000)   $ 5.75
  Exercised                                       (30,000)   $5.625
                                             ------------   ------------------
Balance at June 30, 1996                          908,325    $ 3.00 -  $ 7.00
                                             ------------   ------------------
  Granted                                         364,500    $ 6.25 -  $10.1875
  Surrendered                                     (10,000)   $7.625
  Exercised                                       (82,500)   $5.625 -  $ 5.75
                                             ------------   ------------------
Balance at June 30, 1997                        1,192,325    $5.625 -  $10.1875
                                             ============   ==================
Exercisable at June 30, 1997                    1,090,435    $ 3.00 -  $  7.75
                                             ============   ==================

     Detail of stock options outstanding and options excercisable at June 30, 1997 follows:

                                                    Outstanding                             Excercisable
                                  -------------------------------------------------    ------------------------
                                               Weighted-Average    Weighted-Average            Weighted-Average
                                                Remaining Life         Exercise                    Excerise
Range of Exercise Prices          Number            (Years)             Price          Number        Price
---------------------------------------------------------------------------------------------------------------
1988 Plan $3.00 to $ 7.00         131,325              0.74             $ 4.79        108,435        $ 4.78
1994 Plan $4.38 to $ 6.38         705,500              7.28               5.70        705,500          5.70
1996 Plan $6.25 to $10.19         355,500              9.41               7.76        276,500          7.25
                                ---------                                           ---------
Total                           1,192,325                                           1,090,435
                                =========                                           =========

                        BELLWETHER EXPLORATION COMPANY

The estimated weighted average fair value per share of options granted during 1997 and 1996 was $3.26 and $2.39 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 and 1996 expected stock price volatility of 35%; risk free interest rate of 6% and an average expected option life of 5 years. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except share information):

                                                          1997        1996
                                                        --------    --------

Net Income                           As reported        $  4,645    $    982
                                     Pro forma          $  3,853    $    921

Primary earnings per share           As reported        $   0.44    $   0.11
                                     Pro forma          $   0.36    $   0.10

Fully diluted earnings per share     As reported        $   0.43    $   0.11
                                     Pro forma          $   0.36    $   0.10

7.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company periodically uses derivative financial instruments to manage oil and gas price risk. While swaps are intended to reduce the Company's exposure to declines in the market price of oil and gas, they may limit the Company's gain from increases in the market price. The oil and gas price swaps qualify as hedges; and as long as they correlate with production based on engineering estimates, any gains and losses will be recorded when the related production has been delivered. Should the price swaps cease to be recognized as a hedge, subsequent changes in value will be recorded in the statement of operations. As of June 30, 1997, the Company was a party to oil and gas swap price agreements for July through October, 1997 for 36,900 barrels of crude oil with a price of $22.17 per barrel and 6,888 MMCF of gas at prices ranging from $1.98 to $2.69 per MCF. These contracts are accounted for as hedges for financial reporting purposes and, accordingly, gains and losses are deferred and are recorded as adjustments to oil and gas revenues as the sales are made.

     These energy swap agreements expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to the Company.

                        BELLWETHER EXPLORATION COMPANY

     DETERMINATION OF FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value for cash, short-term investments, receivables and payables apparoximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at June 30, 1997 and 1996 (in thousands).

                                       June 30, 1997                June 30, 1996
                                 ------------------------     ------------------------
                                 Carrying     Approximate     Carrying     Approximate
                                  Value       Fair Value       Value       Fair Value
                                 --------     -----------     --------     -----------
Swap Agreements                  $     --      $(994,000)      $    --      $(27,900)
Long-term debt                    115,300        120,580        13,048        13,048
   (See Note 8)


8.   LONG-TERM DEBT

     Long-term debt is comprised of the following at June 30, 1997 and 1996 (in thousands):

                                                          1997         1996
                                                        ---------    ---------

     Bank credit facility.............................  $  15,300    $  13,048

     10-7/8% Senior Subordinated Notes................  $ 100,000          ---

     Less current maturities..........................        ---          ---

                                                        ---------    ---------
     Long-term debt...................................  $ 115,300    $  13,048
                                                        =========    =========

     Debt maturities by fiscal year are as follows (amounts in thousands):

     1998..........................   $     --
     1999..........................         --
     2000..........................         --
     2001..........................         --
     2002..........................     15,300
     Thereafter....................    100,000
                                      --------
                                      $115,300
                                      ========

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

                        BELLWETHER EXPLORATION COMPANY

     In October 1996, the Company entered into a syndicated credit facility ("Existing Credit Facility") in an amount up to $50.0 million with an initial borrowing base of $27.0 million, to be re-determined semi-annually. At Bellwether's option, the interest rate varied, based upon borrowing base usage, from LIBOR plus 7/8% to LIBOR plus 1-1/4%, or the greater of the prime rate or Federal Funds rate plus 1/2%. The Existing Credit Facility was unsecured with respect to oil and gas assets and was retired in April 1997.

     In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million to be re-determined semi-annually and a maturity date of March 31, 2002. Bellwether may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility; at June 30, 1997, $15.3 million was outstanding.

     The Senior Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of Change of Control of the Company, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 100.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes are guaranteed by the Company and its wholly owned subsidiaries, Odyssey Petroleum Company, Black Hawk Oil Company and 1989-I TEAI Limited Partnership. The Notes contain certain covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, liens, guarantees of indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, disposition of proceeds of asset sales, and restrictions on mergers, and consolidations or sales of assets.

                        BELLWETHER EXPLORATION COMPANY

9.   INCOME TAXES (IN THOUSANDS)

     Income tax expense is summarized as follows:

                                                      Year Ended June 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------   ---------  ---------
     Current
       Federal...............................  $     (12)  $     126          9
       State.................................         35         103        ---

     Deferred - Federal and State............      2,562        (183)       ---
                                               ---------   ---------  ---------
     Total income tax expense................  $   2,585   $      46  $       9
                                               =========   =========  =========

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1997 and 1996 are as follows:

                                                            At June 30,
                                                      ---------------------
                                                         1997       1996
                                                      ---------   ---------
Net operating loss carryforwards....................  $   8,668   $   8,922
Percentage depletion carryforwards..................        271         271
Alternative minimum tax credit carryforwards........        114         126
                                                      ---------   ---------
  Total deferred income tax assets..................      9,053       9,319
                                                      ---------   ---------
Plant, property and equipment.......................    (11,019)     (8,840)
State income taxes..................................       (661)       (446)
                                                      ---------   ---------
Total deferred income tax liabilities...............    (11,680)     (9,286)

Valuation allowances................................     (2,894)     (2,894)
                                                      ---------   ---------
Net deferred income tax liability...................  $  (5,521)  $  (2,861)
                                                      =========   =========

     The Company files a consolidated federal income tax return. Deferred income taxes are provided for transactions which are recognized in different periods for financial and tax reporting purposes. Such

                        BELLWETHER EXPLORATION COMPANY
     temporary differences arise primarily from the deduction for tax purposes of certain oil and gas development costs which are capitalized for financial statement purposes. Management believes it is more likely than not that the deferred tax assets, net of the valuation allowances, will be recovered.

     Total income tax differs from the amount computed by applying the Federal income tax rate to income before income taxes and minority interest.
     The reasons for the differences are as follows:

                                                               Year Ended June 30,
                                                      --------------------------------------
                                                         1997          1996          1995
                                                      ----------    ----------    ----------
          Statutory Federal income tax rate..........    34.0%         34.0 %        34.0 %
          Increase (Decrease) in tax rate
            resulting from:
            State income taxes, net of
              federal benefit........................     1.3%          7.0 %          --

          Non-deductable travel and entertainment....     0.5%           .3 %         1.2 %

          Reduction of valuation allowance due
            to utilization of net operating loss
            carryforwards............................     ---         (36.5)%       (34.4)%
                                                      ----------    ----------    ----------
                                                         35.8%          4.8 %         0.8 %
                                                      ==========    ==========    ==========


     The Company issued 3,400,000 shares of its common stock on July 20, 1994. As a result of the common stock issuance, the Company has undergone an ownership change. Therefore, the Company's ability to use its net operating loss carryfowards for federal income tax purposes is subject to significant restrictions.

     Section 382 of the Internal Revenue Code significantly limits the amount of net operating loss carryforwards and investment tax credit carryforwards that are available to offset future taxable income and related tax liability when a change in ownership occurs after December 31, 1986.

     At June 30, 1997, the Company had net operating loss carryforwards of approximately $25.5 million which will expire in future years beginning in 1997. Due to provisions of Section 382, the Company is limited to approximately $4.6 million utilization of NOL per year.

                        BELLWETHER EXPLORATION COMPANY

10.  SEGMENT INFORMATION

     The Company's operations are concentrated in two segments. The results of operations of these business segments are as follows (in thousands):


                                                      Year Ended June 30,
                                               --------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
      Revenues:
        Oil...................................  $  14,865  $   5,810  $   4,864
        Gas...................................     24,202      9,856      3,643
        Gas plants and gas gathering..........      6,652      8,719     10,705
        Other revenues........................        365        116         97
                                                ---------  ---------  ---------
             Total revenues...................  $  46,084  $  24,501  $  19,309
                                                =========  =========  =========
      Operating profit before income
          tax:
        Oil and gas...........................  $  12,939  $   3,416  $   1,758
        Gas plants and gas gathering..........      2,447      2,319      3,251
                                                ---------  ---------  ---------
                                                   15,386      5,735      5,009
      Unallocated corporate expenses..........      3,679      2,897      2,814
      Other expenses..........................        ---        153        ---
      Interest expense........................      4,477      1,657      1,245
                                                ---------  ---------  ---------
      Income before income taxes..............  $   7,230  $   1,028  $     950
                                                =========  =========  =========
      Identifiable assets:
        Oil and gas...........................  $ 171,392  $  47,727  $  50,442
        Gas plants and gas gathering..........      9,610     10,408     16,753
                                                ---------  ---------  ---------
                                                  181,002     58,135     67,195
      Corporate assets........................     41,646      9,090      7,455
                                                ---------  ---------  ---------
      Total assets............................  $ 222,648  $  67,225  $  74,650
                                                =========  =========  =========
      Capital expenditures:
        Oil and gas...........................  $ 155,594  $   6,934  $  41,676
        Gas plants and gas gathering..........         84         65        225
                                                ---------  ---------  ---------
                                                $ 155,678  $   6,999  $  41,901
                                                =========  =========  =========
      Depreciation, depletion and
         amortization:
        Oil and gas...........................  $  14,691  $   6,933  $   3,893
        Gas plants and gas gathering..........        883      1,215      1,376
                                                ---------  ---------  ---------
                                                $  15,574  $   8,148  $   5,269
                                                =========  =========  =========

                        BELLWETHER EXPLORATION COMPANY

     In 1997, 1996 and 1995, the Company had one customer which accounted for 18% of its revenues, three customers which accounted for 33% of its revenues and two customers which accounted for 42% of its revenues, respectively.

11.  CONTINGENCIES

     The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

12.  SELECT QUARTERLY FINANCIAL DATA (Amounts In Thousands, Except Per Share
     Data) (Unaudited):
                                               Quarter Ended
                             --------------------------------------------------
                             September 30,  December 31,   March 31,  June 30,
                                  1996           1996         1997       1997
                              -------------  ------------   ---------  --------
     Revenues                    $6,211        $7,567        $8,111    $24,195
     Operating Income            $  981        $1,771        $2,303    $ 2,175
     Net Income                  $  618        $1,116        $1,462    $ 1,449
     Earnings per common
       equivalent share          $ 0.07        $ 0.12        $ 0.16    $  0.09

                              September 30,  December 31,   March 31,  June 30,
                                  1995           1995         1996       1996
                              -------------  ------------   ---------  --------
     Revenues                    $5,678        $6,444        $6,338     $6,041
     Operating Income            $   38        $   95        $  542     $  353
     Net Income (loss)           $   13        $  (12)       $  557     $  424
     Earnings per common
       equivalent share          $ 0.00        $ 0.00        $ 0.06     $ 0.05


13.  SUPPLEMENTAL INFORMATION - (Unaudited)

     OIL AND GAS PRODUCING ACTIVITIES:

     Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production are based primarily upon reserve reports prepared by the independent petroleum engineering firms of Williamson Petroleum Consultants, Inc., for fiscal 1996 and 1995, R.T. Garcia & Co. Inc. for fiscal 1995, and Ryder Scott Company for fiscal 1997. These estimates are inherently imprecise and subject to substantial revision.

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

                        BELLWETHER EXPLORATION COMPANY

     Costs incurred (in thousands)

     The following table sets forth the costs incurred in property acquisition and development activities:

                                                      Year Ended June 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ----------  ---------  ---------

     Property acquisition:
       Proved properties.....................  $  138,984  $    128   $  25,072
       Unproved properties...................       1,002       424      13,233
     Exploration.............................       1,576       824         530
     Development.............................      14,032     5,558       2,841
                                               ----------  ---------  ---------
                                               $  155,594  $   6,934  $  41,676
                                               ==========  =========  =========

     Capitalized costs (in thousands)

     The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                                      Year Ended June 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ----------  ---------  ---------

     Proved properties.......................  $  228,675  $  62,590  $  56,300
     Unproved properties.....................       4,500     13,453     15,125
                                               ----------  ---------  ---------
     Total capitalized costs.................     233,175     76,043     71,425

     Accumulated depreciation, depletion
       and amortization......................     (61,783)   (28,316)   (20,983)
                                               ----------  ---------  ---------
     Net capitalized costs...................  $  171,392  $  47,727  $  50,442
                                               ==========  =========  =========

                        BELLWETHER EXPLORATION COMPANY

     Results of operations for producing activities (in thousands):

                                                      Year Ended June 30,
                                               --------------------------------
                                                  1997       1996 (1)   1995 (1)
                                               ----------  ---------  ---------
     Revenues from oil and gas producing
       activities............................  $   39,067  $  15,666  $   8,507

     Production costs........................      11,437      5,317      2,856

     Income tax..............................       9,892        ---        ---

     Depreciation, depletion and
       amortization..........................      14,691      6,933      3,893
                                               ----------  ---------  ---------
     Results of operations from producing
       activities (excluding corporate
       overhead and interest costs)..........  $    3,047  $   3,416  $   1,758
                                               ==========  =========  =========

     (1) Net operating loss carryforwards were sufficient to offset income.

     Per unit sales prices and costs:

                                                      Year Ended June 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ----------  ---------  ---------
     Average sales price:/(1)/
       Oil (per barrel)......................  $    17.41  $   17.81  $   16.89
       Gas (per MCF).........................  $     2.29  $    2.02  $    1.66

     Average production cost per
       equivalent barrel.....................  $     4.38  $    4.49  $    4.05

     Average unit depletion rate per
       equivalent barrel.....................  $     5.62  $    5.86  $    5.52


     /(1)/ Average sales price is exclusive of the effect of natural gas and crude oil price swaps.

                        BELLWETHER EXPLORATION COMPANY

Reserves

     The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                                                              Year Ended June 30,
                                              -------------------------------------------------------------------------------
Description                                                  1997                         1996                  1995
------------------------------------------------------------------------------------------------------------------------------
                                                 Oil         NGL         Gas         Oil         Gas          Oil       Gas
                                                (MBBL)      (MBBL)      (MMCF)      (MBBL)      (MMCF)      (MBBL)     (MMCF)
                                              ----------  ----------  ----------  ----------  ----------    -------  ---------
Proved reserves at beginning of year              1,808         ---      33,194       2,597      30,159        393      10,671

Revisions of previous estimates                     247       2,435      (4,208)       (534)      2,853        (61)       (988)

Extensions and discoveries                          658          52       4,202          89       7,128        724       1,179

Production                                         (854)        ---     (10,552)       (334)     (5,099)      (216)     (2,932)

Sales of reserves in-place                       (1,158)        ---     (14,759)        (14)     (2,023)        (1)         (3)

Purchase of reserves in place                    11,306       1,536     120,063           4         176        ---         163

Reserves added in Mergers                           ---         ---         ---         ---         ---      1,758      22,069
                                              ---------   ---------   ---------   ---------   ---------   --------   ---------
Proved reserves at end of year                   12,007       4,023     127,940       1,808      33,194      2,597      30,159
                                              =========   =========   =========   =========   =========   ========   =========
Proved developed reserves -
  Beginning of year                               1,494          --      22,696       1,891      23,795       361        9,154
                                              =========   =========   =========   =========   =========   ========   =========
  End of year                                    10,162       3,705     117,914       1,494      22,696      1,891      23,795
                                              =========   =========   =========   =========   =========   ========   =========

                        BELLWETHER EXPLORATION COMPANY

     Discounted future net cash flows (in thousands)

     The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves are shown below:

                                                      Year Ended June 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ----------  ---------  ---------
     Future cash inflows                       $  529,928  $ 113,550  $  96,738
     Future production costs                     (183,479)   (33,117)   (34,093)
     Future income taxes                          (59,419)   (11,095)       ---
     Future development costs                     (32,237)    (8,959)    (7,738)
                                               ----------  ---------  ---------
     Future net cash flows                        254,793     60,379     54,907
     10% discount factor                          (67,300)   (15,191)   (17,616)
                                               ----------  ---------  ---------
     Standardized measure of discounted
       future net cash flows                   $  187,493  $  45,188  $  37,291
                                               ==========  =========  =========

     The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      Year Ended June 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ----------  ---------  ---------
     Standardized measure - beginning of year  $   45,188  $  37,291  $  12,044
     Sales, net of production costs               (27,630)   (10,349)    (5,651)
     Purchases of reserves in-place               151,836        246        162
     Reserves received in Mergers                     ---        ---     34,039
     Net change in prices and production costs      9,679     11,458     (8,326)
     Net change in income taxes                   (20,265)    (2,958)       ---
     Extensions, discoveries and improved
       recovery, net of future production
       and development costs                       12,555      7,709      5,085
     Changes in estimated future development
       costs                                       (3,034)       497     (3,148)
     Development costs incurred during the
       period                                       9,124        883        629
     Revisions of quantity estimates               34,386       (438)        (4)
     Accretion of discount                          4,518      3,729      1,204
     Sales of reserves in-place                   (14,532)    (1,614)        (5)
     Changes in production rates and other         14,332     (1,266)     1,262
                                               ----------  ---------  ---------
     Standardized measure - end of year        $  187,493  $  45,188  $  37,291
                                               ==========  =========  =========

                        BELLWETHER EXPLORATION COMPANY


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about June 18, 1997 the Company replaced the firm of Deloitte and Touche LLP as its principal independent accountant and auditors to audit all the Company's financial statements with the firm of KPMG Peat Marwick LLP. The decision to make this change was influenced by the acquisition of Partnership properties and interests, which were previously audited by KPMG Peat Marwick LLP. The Company does not and has not during the past three years had any disagreements with Deloitte and Touche LLP concerning their audit or the application of accounting principles according to GAAP.

                                   Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on November 21, 1997, pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on November 21, 1997, pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on November 21, 1997, pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on November 21, 1997, pursuant to Regulation 14A.


                                    Part IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. and 2. Financial Statements.  See index to Consolidated Financial
               Statements and Supplemental Information in Item 8, which information is incorporated herein by reference.


     3. Exhibits

     3.1 Certificate of Incorporation of Bellwether Exploration Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76570)

                        BELLWETHER EXPLORATION COMPANY


     3.2  Certificate of Amendment to Certificate of Incorporation

     3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock

     3.4 By-laws of Bellwether Exploration Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76570)

     4.1  Speciment Stock Certificate (incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-76570)

     4.2  The Company's 1996 Stock Incentive Plan (incorporated by reference to
          Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 33-21813)

     4.3 Indenture dated April 9, 1997 among the Company, a Subsidiary Guarantor and Bank of Montreal Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company's registration statement on Form S-1 (Registration No. 333-21813))

     4.4 First Supplemental Indenture dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 99.2 on the Company's Form 8-K Current Report filed on April 23, 1997)

     4.5 Shareholders Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on September 19, 1997)

     4.6  Warrant to Torch Energy Dated April 9, 1997

     10.1 1988 Non-qualified Stock Option Plan (incorporated by reference to
          Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988)

     10.2 Stock Option Agreement dated March 25, 1988 between the Company and J. Darby Sere' (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988)

     10.3 Administrative Services Agreement with Torch Energy Advisors Incorporated commencing January 1, 1994 (incorporated by reference to
          Exhibit 94-10-3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1994)

                        BELLWETHER EXPLORATION COMPANY


     10.4 Amended Joint Venture Agreement dated July 29, 1993 between the Company and NGL Associates (incorporated by reference to Exhibit
            10.93.5 to the Company's Report on Form 10-K dated July 29, 1993)

     10.5 Amended Joint Venture dated July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates (incorporated by reference to
            Exhibit 10.93.8 to the Company's report on Form 8-K dated December 31, 1993)

     10.6 Agreement and Plan of Merger dated December 15, 1993 among the Company, BEC Acquisitions, Inc. and Associated Gas Resources, Inc. (incorporated by reference to Exhibit 10.93.7 to the Company's Report on Form 8-K dated December 31, 1993)

     10.7 Purchase and Sale Agreement dated December 27, 1993 between Torch Energy Marketing, Inc. and Associated Gas Resources, Inc. (incorporated by reference to Exhibit 10.93.9 to the Company's Report on Form 8-K dated December 31, 1993)

     10.8 Registration Rights Agreement dated December 31, 1993 among the Company and the Stockholders of Associated Gas Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-76570)

     10.9 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-76570)

     10.10 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 29, 1993 between the Company and NGL Associates (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-76570)

     10.11 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-76570)

     10.12 Asset Purchase and Merger Agreement with Odyssey Partners, Ltd. dated July 19, 1994 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 33-76570)

                        BELLWETHER EXPLORATION COMPANY


     10.13 Registration Rights Agreement among the Company, Allstate Insurance Company and the former owners of Odyssey Partners, Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-76570)

     10.14 Assignment of gas purchase contract from Texas Gas Transmission Corporation to Bellwether (incorporated by reference to Exhibit 96-10-4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997)

     10.15 Credit Agreement among Bellwether Eploration Company as borrower and The Chase Manhattan Bank as agent (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996)

     10.16 Acquisition Agreement dated March 31, 1997 among Bellwether Exploration Company, Program Acquisition Company and the other parties thereto. (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-21813) on April 3, 1997)

     10.17 Credit Agreement dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership, Morgan Guarantee Trust Company of New York, as administrative Agent, and certain banking institutions (incorporated by reference to the Company's Form 8-K Current Report as filed with the Commission on April 23, 1997)

     10.18 Purchase and Sale Agreement dated June 9, 1997 among Bellwether Exploration Company, Black Hawk Oil Company, 1988-II TEAI Limited Partnership, 1989-I TEAI Limited Partnership, TEAI Oil and Gas Company, and the other parties thereto as Sellers, and Jay Resources Corporation as Buyer.

     16.1 Letter from predecessor auditors regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's Form 8K/A-1 dated June 30, 1994)

     16.2 Letter from predecessor auditors regarding change in certifying accountant (incorporated by reference to Exhibit 16-1 to the Company's Form 8K/A-1 dated July 8, 1997)

     21.1   Subsidiaries of Bellwether Exploration Company - Included herewith.

                        BELLWETHER EXPLORATION COMPANY


     23     Consents of experts:

     23.1   Consent of Williamson Petroleum Consultants, Inc.

     23.2   Consent of R.T. Garcia & Co. Inc.

     23.3   Consent of Ryder Scott Company

     23.4   Consent of KPMG Peat Marwick LLP

     27     Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                       BELLWETHER EXPLORATION COMPANY

                                       /S/ J. DARBY SERE'
                                       ______________________________________
                                       J. Darby Sere'
                                       Chairman of Board of Directors
                                       and Chief Executive Officer


Dated September 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     SIGNATURES                      TITLE                          DATE
     ----------                      -----                          ----

/s/ J. DARBY SERE'
__________________________    Chairman of Board of Directors  September 26, 1997
J. Darby Sere'                and Chief Executive Officer


/s/ J.P BRYAN
__________________________    Director                        September 26, 1997
J.P. Bryan


/s/ CHARLES C. GREEN
__________________________    Director                        September 26, 1997
Charles C. Green


/s/ MICHAEL B. SMITH
__________________________    Vice President                  September 26, 1997
Michael B. Smith


/s/ VINCENT H. BUCKLEY
__________________________    Director                        September 26, 1997
Vincent H. Buckley


/s/ A.K. MCLANAHAN
__________________________    Director                        September 26, 1997
A. K. McLanahan


/s/ DR. JACK BIRKS
__________________________    Director                        September 26, 1997
Dr. Jack Birks


/s/ MICHAEL D. WATFORD
__________________________    Director                        September 26, 1997
Michael D. Watford


/s/ C. BARTON GROVES
__________________________    Director                        September 26, 1997
C. Barton Groves


/s/ HABIB KAIROUZ
__________________________    Director                        September 26, 1997
Habib Kairouz