Form 10-K/A
period 1997-06-30
BELLWETHER EXPLORATION CO
filed 1997-10-20
CIK 319459

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                  FORM 10-K/A

                               ----------------

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 0-9498

                        BELLWETHER EXPLORATION COMPANY
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       76-0437769
              DELAWARE                              (I.R.S. EMPLOYER
   (STATE OR OTHER JURISDICTION OF                 IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                                                          77010
  1331 LAMAR, SUITE 1455, HOUSTON,                     (ZIP CODE)
                TEXAS
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (713) 650-1025

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------              -----------------------------------------
       Common Stock, $.01 par value                         NASDAQ/NMS
10 7/8% Senior Subordinated Notes due 2007                     None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant at September 24, 1997, was approximately $166,635,856.

  As of September 24, 1997, the number of outstanding shares of the registrant's common stock was 13,869,965.

  Documents Incorporated by Reference: Portions of the registrant's annual proxy statement, to be filed within 120 days after June 30, 1997, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K/A
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 PART I
    Item 1.  Business.................................................      3
    Item 2.  Properties...............................................      9
    Item 3.  Legal Proceedings........................................     16
    Item 4.  Submission of Matters to a Vote of Security Holders......     16
 PART II
             Market for the Registrant's Common Equity and Related
    Item 5.  Stockholder Matters......................................     17
    Item 6.  Selected Financial Data..................................     17
    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     18
    Item 8.  Financial Statements and Supplementary Data..............     24
    Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................     50
 PART III
    Item 10. Directors and Executive Officers of the Registrant.......     50
    Item 11. Executive Compensation...................................     50
             Security Ownership of Certain Beneficial Owners and
    Item 12. Management...............................................     50
    Item 13. Certain Relationships and Related Transactions...........     50
 PART IV
             Exhibits, Financial Statement Schedules and Reports on
    Item 14. Form 8-K.................................................     50
             Signatures...............................................     53

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

  In April 1997, the Company purchased properties from affiliates of Torch ("Partnership Transactions") and $18.0 million of working capital for $188.3 million, plus a contingent payment of $3.4 million, the amount of which was based on 1997 gas prices. The effective date of the acquisition was July 1, 1996 and the net adjusted purchase price at the April 9, 1997 closing date was $141.8 million plus the contingent payment. The Company financed the cash portion of the Partnership Transactions and related fees, aggregating $167.4 million, including repayment of $22.2 million of existing indebtedness, with $34.1 million the net of proceeds of a Common Stock offering and $100.0 million, of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and $33.3 million from a new credit facility ("New Credit Facility"). In addition, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase 100,000 shares at $9.90 for advisory services rendered in connection with the Partnership Transactions. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

  The Company identified for divestiture non-core properties representing approximately 10% of the estimated net proved reserves attributable to the Partnership Transactions as of June 30, 1997. These properties are primarily small working interests in geographically diverse locations, with generally low production during fiscal 1997. Such properties were sold in May and June 1997 for $16.9 million. The net proceeds from these divestitures were used to repay indebtedness.

GAS PLANT ACTIVITIES

  In July 1993, the Company acquired an interest in the Snyder and Diamond M-- Sharon Ridge Gas Processing Plants, the operations of which were subsequently consolidated (collectively, the "Gas Plant"), for $8.45 million. In December 1993, the Company acquired Associated Gas Resources, Inc. ("AGRI"), a corporation managed by Torch, for the issuance of approximately 1.4 million shares of its common stock ("Common Stock") and $0.2 million in cash. AGRI's assets included additional interests in the Gas Plant. AGRI's assets also included a Louisiana gathering system, a related long-term gas sales contract, and interests in oil and gas properties in Louisiana. The Gas Plant acquisition and AGRI acquisition diversified the Company's asset base and its sources of cash flow. In March 1996, the Company assumed the purchase obligation of the long-term gas sales contract and was paid $9.9 million. As a result of this transaction, the Company recorded a liability to cover estimated future losses under the contract. Gas gathering operations and net losses from the purchase and resale of gas produced by third parties are charged to the liability as incurred.

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

MARKETS

  Bellwether's ability to market oil and gas from the Company's wells depends upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil and gas, the proximity of the gas production to gas pipelines, the availability of capacity in such pipelines, the demand for oil and gas by utilities and other end users, the availability of alternate fuel sources, the effects of inclement weather, state and federal regulation of oil and gas production and federal regulation of gas sold or transported in interstate commerce. No assurances can be given that Bellwether will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas Bellwether produces.

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

  Most recently, in Order No. 636, et seq., the FERC promulgated an extensive set of new regulations requiring all interstate pipelines to "restructure" their services. The most significant provisions of Order No. 636 require that interstate pipelines provide firm and interruptible transportation solely on an "unbundled" basis, separate from their sales service, and convert each pipeline's bundled firm city-gate sales service into unbundled firm transportation service and require that pipelines provide firm and interruptible transportation service on a basis that is equal in quality for all gas supplies, whether purchased from the pipeline or elsewhere. The order also recognized that the elimination of city-gate sales service and the implementation of unbundled transportation service would result in considerable costs being incurred by the pipelines. Therefore, Order No. 636 provided mechanisms for the recovery by pipelines from present, former and future customers of certain types of "transition" costs likely to occur due to these new regulations.

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

  Federal, State or Indian Leases. In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or, in the case of the Company's OCS leases in federal waters, Minerals Management Service ("MMS") or other appropriate federal or state agencies. The Company's OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. In addition, the MMS has proposed to amend its regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. The MMS has issued a notice of proposed rule making in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. Among other matters, this proposed rule would amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the proceeding how the Company might be affected by this proposed amendment to the MMS' royalty regulations.

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

  The Company owns certain natural gas pipeline facilities that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both state and federal levels in the post-Order No. 636 environment.

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

  The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal OCS waters, with higher amounts, up to $150 million in certain limited circumstances, where the MMS believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. On March 25, 1997, the MMS promulgated a proposed rule implementing these OPA financial responsibility requirements. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities. However, the Company cannot predict whether the financial responsibility requirements under the OPA amendments or the proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact of the financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico.

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

ITEM 2. PROPERTIES

RESERVES, PRODUCTIVE WELLS, ACREAGE AND PRODUCTION

  The Company holds interests in oil and gas properties, all of which are located in the United States. The Company's principal developed properties are located in Texas, Louisiana, Alabama and offshore California and the Gulf of Mexico. Estimated net proved oil and gas reserves at June 30, 1997 increased approximately 409% over June 30, 1996, primarily as a result of acquisitions of producing properties. (See Note 3 of the Notes to Consolidated Financial Statements). The Company has not filed oil or gas reserve information with any foreign government or Federal authority or agency.

  The following table sets forth certain information, as of June 30, 1997, which relates to the Company's principal oil and gas properties:

                                                 NET PROVED         1997 NET
                                                  RESERVES        PRODUCTION*
                                              ----------------- ----------------
                                              OIL & NGL   GAS   OIL & NGL  GAS
                   FIELD                       (MBBLS)  (MMCF)   (MBBLS)  (MMCF)
                   -----                      --------- ------- --------- ------
Waddell Ranch field, TX.....................    6,522     8,245     90       175
Point Pedernales field, CA..................    3,487     3,252    168        --
Blue Creek field, AL........................       --    11,911     --       249
Ship Shoal Blocks 208/230/239, Gulf of Mexi-
 co.........................................      962     5,191     65       368
High Island Block A-334 field, Gulf of Mexi-
 co.........................................      220     7,467     12       517
Cove field, TX..............................       14     7,661      9     3,000
Giddings field, TX..........................      317     4,685     58       614
Reddell field, LA...........................       81     4,393      3       136
South Marsh Island Block 269................      290     3,514      5        57
Porters Creek field, TX.....................       64     4,614      2       149
La Rica field, TX...........................        4     7,985     --       162
West Chalkley field, LA.....................       20     3,743      1       157
East Cameron Block 17, LA...................       29     4,044      2       292
Robinson's Bend field, AL...................       --     5,724     --        85
Fort Trinidad field, TX.....................      627       999     35       162
Others......................................    3,393    44,512    404     4,429
                                               ------   -------    ---    ------
                                               16,030   127,940    854    10,552
                                               ======   =======    ===    ======

--------
* Includes net production from the Partnership Transactions from April 1, 1997 to June 30, 1997.

  In general, estimates of economically recoverable oil and natural gas reserves and of the future net cash flows therefrom are based upon a number of variable factors and assumptions, such as historical production from the properties, assumptions concerning future oil and natural gas prices and future operating costs and the assumed effects of regulation by governmental agencies, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. Estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. The Company's actual production, revenues, severance and excise taxes and development and operating expenditures with respect to its reserves will vary from such estimates, and such variances could be material.

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

  In accordance with applicable requirements of the Securities and Exchange Comission ("SEC"), the estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

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

                                                                  GROSS    NET
                                                                 ------- -------
   Developed Acreage............................................ 512,431 115,753
   Undeveloped Acreage..........................................  41,694  11,726
                                                                 ------- -------
     Total...................................................... 554,125 127,479
                                                                 ======= =======

  Bellwether believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such properties. The Company's properties are typically subject, in one degree or another, to one or more of the following: royalties and other burdens and obligations, express or implied, under oil and gas leases; overriding royalties and other burdens created by the Company or its predecessors in title; a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; back-ins and reversionary interests arising under purchase agreements and leasehold assignments; liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; pooling, unitization and communitization agreements, declarations and orders; and easements, restrictions, rights-of-way and other matters that commonly affect oil and gas producing property. To the extent that such burdens and obligations affect the Company's rights to production revenues, they have been taken into account in calculating the Company's net revenue interests and in estimating the size and value of the Company's reserves. Bellwether believes that the burdens and obligations affecting the Company's properties are conventional in the industry for properties of the kind owned by the Company.

PRODUCTIVE WELLS

  The following table sets forth Bellwether's gross and net interests in productive oil and gas wells as of June 30, 1997. Productive wells are producing wells and wells capable of production.

                                                                  GROSS    NET
                                                                 -------- ------
Oil Wells.......................................................   531.00  93.69
Gas Wells....................................................... 1,454.00 159.15
                                                                 -------- ------
  Total......................................................... 1,985.00 252.84
                                                                 ======== ======

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

  The Company had ten gross (0.81 net) wells drilling at June 30, 1997. The following table sets forth the results of drilling activity by the Company, net to its interest, for the last three fiscal years. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. A "net well" is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

                               EXPLORATORY WELLS

                    GROSS                                   NET
        ------------------------------------   ------------------------------------
        PRODUCTIVE     DRY HOLES     TOTAL     PRODUCTIVE     DRY HOLES     TOTAL
        ----------     ---------     -----     ----------     ---------     -----
1995       3              4(/1/)      7           .27            .65         .92
1996       1              3           4           .06            .24         .30
1997       3              4           7           .75            .74        1.49

                               DEVELOPMENT WELLS

                    GROSS                                   NET
        ------------------------------------   ------------------------------------
        PRODUCTIVE     DRY HOLES     TOTAL     PRODUCTIVE     DRY HOLES     TOTAL
        ----------     ---------     -----     ----------     ---------     -----
1995        1             2            3           .30           .18         .48
1996       21             1           22          1.66           .90        2.56
1997       52             2           54          5.34           .63        5.97

--------
(1) Includes well drilled on the Serj Permit in Tunisia.

GAS PLANT AND GAS GATHERING FACILITIES

  As of June 30, 1997 the Company owned interests in the following gas plant and gas gathering systems:

                                                                       1997
                                                           ----------------------------------
                                                           CAPACITY    THROUGHPUT   OWNERSHIP
        FACILITY         STATE          OPERATOR            MMCFD        MMCFD      INTEREST
        --------         ----- --------------------------- --------    ----------   ---------
Snyder Gas Plant........   TX  Torch Energy Marketing Inc.    60           18         11.98%
Diamond M-Sharon Ridge
 Gas Plant(/1/).........   TX  Exxon Company, U.S.A.            (/1/)        (/1/)         (/1/)
Monroe Gas Gathering       LA  West Monroe Gas Gathering        (/2/)        (/2/)      100%
 System(/2/)............        Corp., a subsidiary of the
                                Company

--------
(1) The Company has a 35.78% interest in the operations of the former Diamond M-Sharon Ridge Gas Plant. This plant was dismantled in December 1993, and the gas is being processed by Snyder Gas Plant pursuant to a processing agreement.
(2) The Company owns a gas gathering system in Union Parish, Louisiana. In March 1996, the liability for a gas purchase contract covering natural gas owned by the Company and others was assumed by the Company. All operations from that date are recorded as a reduction to the liability.

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

 Ability to Replace Reserves

  The Company's future performance depends upon its ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. The Company must locate and develop or acquire new oil and gas reserves to replace those being depleted by production. Because the Company's reserves are characterized by relatively rapid decline rates, without successful exploration, development or acquisition activities, the

Company's revenues will decline rapidly. No assurances can be given that the Company will be able to find and develop or acquire additional reserves at an acceptable cost.

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

  The successful acquisition of producing properties requires an assessment of recoverable reserves, exploration and exploitation potential, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. In connection with such an assessment, the Company performs a review of the properties that it believes to be generally consistent with industry practices. Nonetheless, the resulting assessments are necessarily inexact and their accuracy inherently uncertain, and such a review may not reveal all existing or potential problems, nor will it necessarily permit the Company to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. In addition, sellers of properties may be unwilling or financially unable to indemnify the Company for known liabilities at the time of an acquisition.

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

 Substantial Capital Requirements

  The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and sales of its Common Stock. The Company believes that it will have sufficient cash flows provided by operating activities, the proceeds of the equity offerings and borrowings under the Senior Credit Facility to fund such planned capital expenditures. If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

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

 Conflicts of Interest

  Torch also renders administrative services to Nuevo Energy Company, a publicly traded independent oil and gas company ("Nuevo"), and may manage or render management or administrative services for other energy companies in the future. These services may include the review and recommendation of potential acquisitions. It is possible that conflicts may occur between Nuevo and Bellwether in connection with possible acquisitions or otherwise in connection with the services rendered by Torch. Although the Administrative Services Agreement provides for procedures to reconcile conflicts of interest between Nuevo and the Company, no assurances can be made that such procedures will fully protect the Company from losses which may occur if a conflict between the Company and Nuevo arises. In addition, Nuevo and the Company have a common director.

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

 Hedging of Production

  Part of the Company's business strategy is to reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. In a typical hedge transaction, the Company will have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty this difference multiplied by the quantity hedged. In such case, the Company is required to pay the difference regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

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

 Environmental and Other Regulation

  The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's common stock is traded on the NASDAQ National Market System
(NMS) (Symbol: BELW). There were approximately 1,126 stockholders of record as of September 24, 1997. The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates that cash flows will be used for continued growth in Company operations. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financing Activities and Note 8 of the Notes to Consolidated Financial Statements). The following table sets forth the range of the high and low sales prices, as reported by the NASDAQ for Bellwether common stock for the periods indicated.

                                                                    SALES PRICE
                                                                    ------------
                                                                     HIGH   LOW
                                                                    ------ -----
   Quarter Ended:
     September 30, 1995............................................ $ 6.25 $5.00
     December 31, 1995............................................. $ 6.13 $4.06
     March 31, 1996................................................ $ 7.00 $5.00
     June 30, 1996................................................. $ 8.00 $5.50
     September 30, 1996............................................ $ 6.88 $4.38
     December 31, 1996............................................. $ 9.00 $6.25
     March 31, 1997................................................ $11.50 $7.88
     June 30, 1997................................................. $10.25 $7.25

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data with respect to the Company should be read in conjunction with the Consolidated Financial Statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                AT AND FOR THE YEARS ENDED JUNE 30,
                              ---------------------------------------------------
                                1997(/3/)  1996    1995(/1/)   1994(/2/)   1993
                              --------    ------- -------     -------     -------
Gas revenues................. $ 24,202    $ 9,856 $ 4,864     $ 2,620     $ 1,807
Oil revenues.................   14,865      5,810   3,643       1,086       1,708
Gas plant and gas gathering
 revenues....................    6,652      8,719  10,705       6,930          23
Interest and other income....      365        116      97          63         116
                              --------    ------- -------     -------     -------
  Total revenues.............   46,084     24,501  19,309      10,699       3,654
Total expenses (including
 income taxes)...............   41,439     23,519  18,368       9,885       3,613
                              --------    ------- -------     -------     -------
Net income................... $  4,645    $   982 $   941     $   814     $    41
                              ========    ======= =======     =======     =======
Earnings per common and
 common equivalent share-
 fully diluted(/4/)(/5/)..... $   0.43    $  0.11 $  0.12     $  0.27     $  0.02
Total assets................. $222,648    $67,225 $74,650     $35,870     $12,480
Long-term debt, net of
 current maturities.......... $115,300    $13,048 $18,525     $12,797     $ 1,000

--------
(1)Reflects operations from Odyssey and Hampton mergers beginning August 1994 and February 1995, respectively.
(2)Includes operations of the Gas Plant and AGRI from dates of acquisition in July and December 1993, respectively.
(3)Includes operations of the Partnership Transactions from April 1 to June 30, 1997.
(4)Restated to reflect a 1-for-8 reverse stock split in 1994.
(5) At present, there is no plan to pay dividends. The Company maintains a policy of reinvesting its discretionary cash flows for continued growth in company operations (See Note 6 to Notes to Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Bellwether is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and gas properties. The Company has grown and diversified its operations primarily through the acquisition of oil and gas properties and the subsequent exploration and development of these properties. The Company's results of operations have been significantly affected by its success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation activities.

  In April 1997, the Company purchased oil and gas properties and $13.9 million of working capital from affiliates of Torch for an adjusted purchase price at closing of $141.8 million, plus a contingent payment of $3.4 million, the amount of which was based on 1997 gas prices. The acquisition was recorded effective April 1, 1997 and the operations of the Company include the Partnership Transactions from that date. The Partnership Transactions were financed with $34.1 million the net of proceeds of a Common Stock offering, the $97.0 million net proceeds of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and borrowings under a new credit facility ("New Credit Facility"). In addition, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase 100,000 shares at $9.90 for advisory services rendered in connection with the Partnership Transactions. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

  On February 28, 1995, Bellwether acquired Hampton Resources Corporation ("Hampton") by merger for $17.0 million in cash and approximately 1.0 million shares of Common Stock.

  In August 1994, Bellwether acquired by merger certain of the assets, liabilities and properties of Odyssey Partners, Ltd. ("Odyssey"), in exchange for 0.9 million shares of Common Stock and $5.6 million in cash.

  The following table sets forth Bellwether's oil and gas production, average oil and gas prices and certain unit cost information of the Company for the periods presented.

                                                            YEAR ENDED JUNE 30,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
Production
  Oil and condensate (MBBLS)..............................     854    334    216
  Natural gas (MMCF)......................................  10,552  5,099  2,932
Average sales price(/1/)
  Oil and condensate (per barrel).........................  $17.41 $17.81 $16.89
  Natural gas (per MCF)...................................  $ 2.29 $ 2.02 $ 1.66
Average unit production cost per equivalent Barrel (6 MCF
   equal 1 barrel)........................................  $ 4.38 $ 4.49 $ 4.05
Average unit general and administrative Expense per equiv-
   alent barrel(/2/) (6 MCF equal 1 barrel)...............  $ 1.38 $ 2.04 $ 2.49
Average unit depletion rate per equivalent Barrel (6 MCF
   equal 1 barrel)........................................  $ 5.62 $ 5.86 $ 5.52

--------
(1)Average sales price is exclusive of the effect of natural gas and crude oil price hedges.
(2)Exclusive of general and administrative expenses allocated to gas plants and gas gathering facilities.

  Operations of the Gas Plant and the Gathering System are summarized as follows:

                                                      YEAR ENDED JUNE 30,
                                                      -------------------------
                                                       1997   1996        1995
                                                      ------ ------      ------
Plant product sales volume (MBBLS)...................    319    321         382
Average product sales price per barrel............... $16.77 $13.01      $11.96
Gathering system throughput (MMCF per day)...........     --    4.0(/1/)    4.1

--------
(1) Represents operations from July 1995 through February 1996. Subsequent to February 1996, the Company ceased recognition of such operations following the Company's assumption of a gas purchase contract and receipt of $9.9 million. (See Note 2 of Notes to Consolidated Financial Statements. See
    Note 10 for industry segment information).

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

 Financing Activities

  The Company's outstanding indebtedness totals $115.3 million at June 30, 1997 with maturities of $15.3 million in 2002 and $100 million in 2007. Components of long-term debt are set out below (in thousands):

      Bank Credit Facility............................................ $ 15,300
      10 7/8% Senior Subordinated Notes...............................  100,000
                                                                       --------
                                                                       $115,300
                                                                       ========

  In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million, and a maturity date of March 31, 2002. Bellwether may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility. As of June 30, 1997, borrowings of $15.3 million were outstanding under the Senior Credit Facility with an average interest rate of 6.6%. The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

  In October 1996, the Company entered into a syndicated credit facility in an amount up to $50.0 million with an initial borrowing base of $27.0 million, to be re-determined semi-annually. This credit facility was unsecured and was retired in April 1997. In February 1995, the Company entered into a credit facility with a commercial bank providing an initial borrowing base of $29.8 million. The borrowings under the credit facility were secured by the Company's interests in oil and gas properties, a gathering system and two gas plants. The Credit Facility was retired in October 1996.

  In April 1997, the Company issued $100.0 million of 10 7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes contain certain covenants, including limitations on indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers, and consolidations or sales of assets.

  In April 1997, the Company issued 4.4 million common shares in a public offering. The net proceeds of the offering were $34.1 million.

  The net proceeds from the issuance of the Notes and the common stock and advances under the Senior Credit Facility of $33.3 million were used to finance the acquisition of oil and gas properties in the amount of $145.2 million and to retire $22.0 million of the Company's existing debt.

 Liquidity and Capital Resources

  The Company's principal sources of capital for the last three years have been the sale of the Notes, borrowings under bank credit facilities, the public sale of common stock and cash flow from operations. The Company sold $100 million in Notes in fiscal 1997. Borrowings from banks were $57.3 million and $26.8 million for the years ended June 30, 1997 and 1995, respectively. The Company issued 4.4 million shares of common stock in a public offering in April 1997 for total net proceeds of $ 34.1 million and 3.4 million shares in a public offering in fiscal 1995 to total net proceeds of $17.2 million. Cash flow from operations before changes in assets and liabilities totaled $23.3 million, $9.1 million and $6.4 million for the fiscal years 1997, 1996 and 1995, respectively. The increase in cash flow from operations before changes in assets and liabilities resulted primarily from acquisitions made since 1994. In addition, during March 1996, the Company agreed to assume the purchase obligation under a gas contract in the West Monroe field in Louisiana in exchange for a cash payment of $9.9 million. In May and June 1997, the Company divested non-core assets representing approximately 10% of the estimated net proved reserves attributable to the Partnership Transaction for $16.9 million.

  The Company's primary uses of capital have been to fund acquisitions and to fund its exploration and development projects. Acquisitions, net of working capital acquired, totaled $140 million and $38.3 million in fiscal 1997 and fiscal 1995, respectively. The Company's expenditures for exploration and development of its oil and gas properties totaled $15.6 million, $6.4 million and $3.4 million for the years ended June 30, 1997, 1996 and 1995, respectively.

 Outlook

  The Company has adopted a $20.6 million capital budget for the six months ending December 31, 1997, primarily for development and exploratory drilling activities. The Company believes its working capital and net cash flows provided by operating activities are sufficient to meet these capital commitments. Additionally, the Company currently has a $90.0 million borrowing base under its Senior Credit Facility with outstanding borrowings at June 30, 1997 of $15.3 million. The Company is reviewing several acquisitions, any one of which could materially exceed the planned capital expenditure levels. It is anticipated that such acquisitions, if consummated, would be funded through additional borrowings and/or the issuance of securities.

  The Company's results of operations and cash flow are affected by changing oil and gas prices. Increases in oil and gas prices often result in increased drilling activity, which in turn increases the demand for and cost of exploration and development. Thus, increased prices may generate increased revenue without necessarily increasing profitability. These industry market conditions have been far more significant determinants of Company earnings than have macroeconomic factors such as inflation, which has had only minimal impact on Company activities in recent years. While it is impossible to predict the precise effect of changing prices and inflation on future Company operations, the short-lived nature of the Company's gas reserves makes it more possible to match development costs with predictable revenue streams than would long-lived reserves. No assurance can be given as to the Company's future success at reducing the impact of price changes in the Company's operation results.

RESULTS OF OPERATIONS

 Revenues:

  Oil and gas revenues were $39.1 million in fiscal 1997, an increase of 149% over the fiscal year ended June 30, 1996. This increase is largely attributable to a 120.6% increase in equivalent production in 1997 resulting primarily from the Partnership Transactions completed in the fourth quarter of fiscal 1997.

  Oil and gas revenues for fiscal 1996 were $15.7 million, or 85% higher than fiscal 1995 oil and gas revenues of $8.5 million. Higher equivalent production of 68% in 1996 was principally responsible for the increase. The increased production was attributable to the Company's mergers with Odyssey and Hampton completed during fiscal 1995.

  During the three year period, the volatility of oil and gas prices also directly impacted revenues. Most significantly, natural gas prices increased in fiscal 1997 to $2.29 per MCF from $2.02 per MCF in fiscal 1996 and $1.66 in fiscal 1995. During fiscal 1997 and 1996, the Company utilized various hedging transactions to manage a portion of the risks associated with natural gas and crude oil price volatility. As a result of these hedges, oil and gas revenues were reduced by $18,000 in fiscal 1997 and by $560,000 in fiscal 1996.

  Gas plant revenues were $6.7 million in fiscal 1997, an increase of 26% over prior year revenues of $5.3 million. Contributing to this increase were increases in plant liquids prices of 29% over the prior year. Gas plant revenues were $5.3 million in fiscal 1996, or 7% lower than fiscal 1995 revenues of $5.7 million due primarily to decreased throughput, partially offset by a 7% increase in natural gas liquids prices.

  Gas gathering revenues decreased to $3.4 million in fiscal 1996, or 32% under fiscal 1995 revenues of $5.0 million due to the Company's agreement in February 1996 to assume payment obligations under a gas purchase contract and its decision to cease recognition of income from gas gathering operations.

 Expenses:

  Production expenses for fiscal 1997 totaled $11.4 million, as compared to $5.3 million in fiscal 1996 and $2.9 million in fiscal 1995. The 115% increase in production expenses in fiscal 1997 as compared to fiscal 1996 was attributable to increased production from the Partnership Transactions. The 83% increase in fiscal 1996 over fiscal 1995 was attributable primarily to the Odyssey and Hampton mergers. Such mergers were included in operations for only ten and four months, respectively, in fiscal 1995.

  Gas plant expenses increased 18% during fiscal 1997 to $3.3 million from $2.8 million in fiscal 1996, primarily due to increased costs of natural gas purchases. Gas plant expenses were $2.8 million or 7% lower in fiscal 1996 than in fiscal 1995 as a result of decreased throughput, offset partially by higher costs for natural gas.

  Gas gathering expenses in fiscal 1996 of $2.4 million were 23% under the prior year total of $3.1 million, due to the Company's agreement in February 1996 to assume payment obligations under a gas purchase contract and its decision to cease gas gathering operations.

  Depreciation, depletion and amortization increased 93% to $15.6 million in fiscal 1997 versus $8.1 million in fiscal 1996. Such increase was attributable to higher production from the Partnership Transactions, offset by a 4% decrease in the depletion rate per net equivalent barrel as a result of the Partnership Transactions.

  Depreciation, depletion and amortization of $8.1 million reflected an increase of 53% for fiscal 1996 over $5.3 million in fiscal 1995. Such increase reflects a full year of production volumes from the Odyssey and Hampton mergers and a 6% increase in the depletion rate per net equivalent barrel due to additional costs associated with dry holes drilled in Fausse Pointe and Cove fields.

  General and administrative expenses totaled $4.0 million, $3.0 million and $2.7 million for the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The fees under the Administrative Services Agreement with Torch accounted for $0.8 million of the increase in 1997 over 1996 and $0.3 million of the increase in 1996 over 1995 due to the growth of assets and cash flows experienced by the Company.

  Interest expense increased to $4.5 million in fiscal 1997 from $1.7 million in fiscal 1996 and $1.2 million in fiscal 1995. Such increases are due to the increase in debt which financed a portion of the Partnership Transactions and the Hampton merger.

  The Company recorded a provision for income taxes of $2.6 million in fiscal 1997. Actual payments of $197,000, $126,000, and $9,000 in fiscal years 1997,
1996, and 1995, respectively, relate to alternative minimum tax and state taxes. In 1996 and 1995, net operating loss carry forwards contributed to the low effective tax rates. Upon merging with Hampton, the Company was required to record a deferred tax liability of $2.4 million. The Partnership Transaction required the recording of a $120,000 deferred tax liability.

NET INCOME

  Net income of $4.6 million was generated in fiscal 1997, as compared to $1.0 million and $0.9 million in fiscal 1996 and fiscal 1995, respectively.

OTHER MATTERS

 Dividends

  At present, there is no plan to pay dividends on common stock. The Company maintains a policy of reinvesting its discretionary cash flows for the continued growth of Company operations.

 Gas Balancing Positions

  It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of gas balancing positions as of June 30, 1997 is not anticipated to adversely impact the financial condition of the Company.

 Derivative Financial Instruments

  The Company periodically uses derivative financial instruments to manage oil and gas price risk. At June 30, 1997, the Company has entered into contracts to hedge 300 barrels of oil per day at a price of $22.17 per barrel, and 31,000 MMBTU of natural gas per day at prices ranging from $1.98 to $2.69 per MCF for July to October 1997.

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

 Financial Accounting Standards Board Statement No. 128

  Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding--without the dilutive effects of common stock equivalents (options, warrants, etc.). Diluted earnings per share, giving effect for common stock equivalents, will be reported when SFAS 128 is adopted in the quarter ending December 1997. The impact of adopting SFAS 128 is anticipated to be immaterial.

 Financial Accounting Standards Board Statement No. 129

  Effective December 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 requires that all entities disclose in summary form within the financial statements the pertinent rights and privileges of the various securities outstanding. An entity is to disclose within the financial statements the number of shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim period presented. Other special provisions apply to prefered and redeemable stock. The Company's adoption of SFAS 129 in the quarter ending December 1997 is not expected to have a material impact on reported results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
Independent Auditors' Report............................................   25
Financial Statements:
  Consolidated Balance Sheets as of June 30, 1997 and 1996..............   26
  Consolidated Statements of Operations for the Years Ended June 30,
   1997, 1996 and 1995..................................................   28
  Consolidated Statements of Changes in Stockholders' Equity for the
   Years Ended June 30, 1997, 1996 and 1995.............................   29
  Consolidated Statements of Cash Flows for the Years Ended June 30,
   1997, 1996 and 1995..................................................   30
  Notes to Consolidated Financial Statements............................   31

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

KPMG PEAT MARWICK LLP

Houston, Texas
September 29, 1997

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (AMOUNTS IN THOUSANDS)

                                                            JUNE 30,  JUNE 30,
                                                              1997      1996
                                                            --------  --------
CURRENT ASSETS:
  Cash and cash equivalents................................ $ 15,341  $    783
  Accounts receivable and accrued revenues.................   16,795     5,990
  Accounts receivable--related parties.....................    1,836     1,417
  Prepaid expenses.........................................    1,759       314
                                                            --------  --------
    Total current assets...................................   35,731     8,504
                                                            --------  --------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Oil and gas properties (full cost method) including
   $4,500 and $13,453 of unproved properties which are
   excluded from amortization in 1997 and 1996,
   respectively............................................  233,175    76,043
  Gas plant facilities.....................................   12,924    12,840
                                                            --------  --------
                                                             246,099    88,883
  Less accumulated depreciation, depletion and
   amortization............................................  (65,097)  (30,748)
                                                            --------  --------
                                                             181,002    58,135
                                                            --------  --------
OTHER ASSETS...............................................    5,915       586
                                                            --------  --------
                                                            $222,648  $ 67,225
                                                            ========  ========



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                         JUNE
                                                               JUNE 30,   30,
                                                                 1997    1996
                                                               -------- -------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities.................... $ 12,739 $ 2,634
  Accounts payable--related parties...........................      209     702
                                                               -------- -------
    Total current liabilities.................................   12,948   3,336
                                                               -------- -------
LONG-TERM DEBT................................................  115,300  13,048
DEFERRED INCOME TAXES.........................................    5,521   2,861
OTHER LIABILITIES.............................................      955   1,383
CONTINGENCIES.................................................       --      --
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, none issued or outstanding.....................       --      --
  Common stock, $0.01 par value, 15,000,000 shares authorized,
   13,844,965 and 9,075,479 shares issued and outstanding at
   June 30, 1997 and 1996, respectively.......................      139      91
  Additional paid-in capital..................................   78,273  41,639
  Retained earnings...........................................    9,512   4,867
                                                               -------- -------
    Total stockholders' equity................................   87,924  46,597
                                                               -------- -------
                                                               $222,648 $67,225
                                                               ======== =======



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
                                                          1997    1996    1995
                                                         ------- ------- -------
REVENUES:
  Gas revenues.......................................... $24,202 $ 9,856 $ 4,864
  Oil revenues..........................................  14,865   5,810   3,643
  Gas plant revenues....................................   6,652   5,345   5,678
  Gas gathering revenues................................      --   3,374   5,027
  Interest and other income.............................     365     116      97
                                                         ------- ------- -------
                                                          46,084  24,501  19,309
                                                         ------- ------- -------
COSTS AND EXPENSES:
  Production expenses...................................  11,437   5,317   2,856
  Gas plant expenses....................................   3,322   2,768   3,004
  Gas gathering expenses................................      --   2,417   3,074
  General and administrative expenses...................   4,042   3,013   2,739
  Depreciation, depletion and amortization..............  15,574   8,148   5,269
  Interest expense......................................   4,477   1,657   1,245
  Other expenses........................................       2     153      --
                                                         ------- ------- -------
                                                          38,854  23,473  18,187
                                                         ------- ------- -------
Income before income taxes and minority interest........   7,230   1,028   1,122
Provision for income taxes..............................   2,585      46       9
Minority interest in gas plant ventures.................      --      --     172
                                                         ------- ------- -------
Net income.............................................. $ 4,645 $   982 $   941
                                                         ======= ======= =======
Net income per share--primary........................... $  0.44 $  0.11 $  0.12
                                                         ======= ======= =======
Net income per share--fully diluted..................... $  0.43 $  0.11 $  0.12
                                                         ======= ======= =======
Weighted average common and common equivalent shares
 outstanding--primary...................................  10,592   9,052   7,713
                                                         ======= ======= =======
Weighted average common and common equivalent shares
 outstanding--fully diluted.............................  10,700   9,052   7,713
                                                         ======= ======= =======


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                TREASURY
                          COMMON STOCK   PREFERRED STOCK  ADDITIONAL              STOCK
                          -------------- ----------------  PAID-IN   RETAINED -------------
                          SHARES  AMOUNT SHARES   AMOUNT   CAPITAL   EARNINGS SHARES AMOUNT  TOTAL
                          ------  ------ ------- -------- ---------- -------- ------ ------ -------
Balance June 30, 1994...   3,737   $ 37       -- $     --  $15,490    $2,944     15   $(99) $18,372
Shares issued in public
 stock offering, net of
 offering costs.........   3,400     34       --       --   17,204        --     --     --   17,238
Cancellation of treasury
 stock..................     (15)    --       --       --       --        --    (15)    99       99
Shares issued in merger
 with Odyssey Partners,
 Ltd....................     917      9       --       --    3,944        --     --     --    3,953
Shares issued in merger
 with Hampton Resources
 Corporation............   1,006     10       --       --    4,834        --     --     --    4,844
Net earnings............      --     --       --       --       --       941     --     --      941
                          ------   ----  ------- --------  -------    ------   ----   ----  -------
Balance June 30, 1995...   9,045     90       --       --   41,472     3,885     --     --   45,447
Stock options exercised.      30      1       --       --      167        --     --     --      168
Net earnings............      --     --       --       --       --       982     --     --      982
                          ------   ----  ------- --------  -------    ------   ----   ----  -------
Balance June 30, 1996...   9,075     91       --       --   41,639     4,867     --     --   46,597
Shares issued in public
 stock offering, net of
 offering costs.........   4,687     47       --       --   36,169        --     --     --   36,216
Stock options exercised.      83      1       --       --      465        --     --     --      466
Net earnings............      --     --       --       --       --     4,645     --     --    4,645
                          ------   ----  ------- --------  -------    ------   ----   ----  -------
Balance June 30, 1997...  13,845   $139       -- $     --  $78,273    $9,512     --   $ --  $87,924
                          ======   ====  ======= ========  =======    ======   ====   ====  =======



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                     YEAR ENDED JUNE 30,
                                                 -----------------------------
                                                   1997       1996      1995
                                                 ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................... $   4,645  $    982  $    941
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization....    16,044     8,273     5,382
    Minority interest in gas plant ventures.....        --        --       120
    Deferred taxes..............................     2,562      (183)       --
                                                 ---------  --------  --------
                                                    23,251     9,072     6,443
  Change in assets and liabilities, net of
   acquisition effects:
    Accounts receivable and accrued revenues....     2,941      (668)    1,548
    Prepaid expenses............................      (638)       25       117
    Accounts payable and accrued expenses.......     4,438        84    (2,047)
    Due (to) from affiliates....................     5,738      (791)     (633)
    Other.......................................    (6,447)     (237)     (145)
                                                 ---------  --------  --------
NET CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES.....................................    29,283     7,485     5,283
                                                 ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of oil and gas properties,
   including working capital accounts:
    --Partnership Transactions..................  (149,914)       --        --
    --Odyssey Petroleum.........................        --        --    (5,374)
    --Hampton Resources.........................        --        --   (18,168)
  Additions to oil and gas properties...........   (20,811)   (6,934)   (3,497)
  Proceeds from sales of properties.............    18,775       644       265
  Additions to gas plant facilities.............       (84)      (44)      (87)
  Additions to gas gathering system.............        --       (21)     (138)
  Proceeds from gas contract assignment.........        --     9,875        --
  Other.........................................       (88)       22      (290)
                                                 ---------  --------  --------
NET CASH FLOWS PROVIDED BY (USED IN)
 INVESTING ACTIVITIES...........................  (152,122)    3,542   (27,289)
                                                 ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings...................... $ 157,300  $     --  $ 26,773
  Net proceeds from issuance of common stock....    35,145       168    17,238
  Payments of long-term debt....................   (55,048)  (11,500)  (22,369)
                                                 ---------  --------  --------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.....................................   137,397   (11,332)   21,642
                                                 ---------  --------  --------
  Net increase (decrease) in cash and cash
   equivalents..................................    14,558      (305)     (364)
  Cash and cash equivalents at beginning of
   year.........................................       783     1,088     1,452
                                                 ---------  --------  --------
    Cash and cash equivalents at end of year.... $  15,341  $    783  $  1,088
                                                 =========  ========  ========

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

 Oil and Gas Properties

  The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as incurred. Oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Depletion expense per equivalent barrel of production was approximately $5.62 in 1997, $5.86 in 1996 and $5.52 in 1995. Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such write-down in book value was required in 1997, 1996 or 1995.

  Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

 Gas Plants and Gas Gathering System

  Gas plant facilities include the costs to acquire certain gas plants and to secure rights-of-way. Capitalized costs associated with gas plant facilities are amortized primarily over the estimated useful lives of the various components of the facilities utilizing the straight-line method. The estimated useful lives of such assets range from four to fifteen years.

  The Company's gas gathering subsidiary and certain third parties were the beneficiaries of an agreement whereby another party had an obligation to purchase, until May 31, 1999, the gas produced by the Company and

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES such third parties from the West Monroe field in Union Parish, Louisiana at a price of $4.50 per MMBTU. Bellwether owned a large majority of the gas produced and sold pursuant to the Purchase Agreement. In March 1996, in exchange for Bellwether's agreement to assume the purchase obligations under the gas purchase contract, Bellwether was paid $9.9 million. As a result of this transaction, the Company has written off the remaining book value of the gas gathering system and has recorded a liability to cover the estimated future losses under the contract. Gas gathering operations of the subsidiary and payments to third parties are charged to the liability as incurred. From the proceeds, $9.5 million was paid on the Company's credit facility.

 Gas Imbalances

  The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The Company had a net imbalance liability at fair value of $596,000 at June 30, 1997. The Company's net imbalance was immaterial at June 30, 1996 and 1995.

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

 Financial Accounting Standards Board Statement No. 123

  In October 1995, the FASB issued Statement No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation" which is effective for the Company beginning July 1, 1996. SFAS 123 permits, but does not require, a fair-value-based method of accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The Company plans to continue to use the current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS 123, the Company has provided pro forma disclosure of net income and earnings per share in the notes to the consolidated financial statements as if the fair-value-based method of accounting had been applied.

 Natural Gas and Crude Oil Hedging

  Commodity derivatives utilized as hedges include swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1997, 1996 or 1995.

  Oil and gas revenues were decreased by $18,000 in 1997 and decreased by $560,000 in 1996 as a result of such hedging activity. There was no hedging in 1995.

 Earnings Per Share

  Earnings per share calculations are based on the weighted average number of common shares and common share equivalents and net income. Common share equivalents include dilutive common stock options. Such options do not have a material effect in the calculations of earnings per share.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

 Income Taxes

  Deferred income taxes are accounted for under the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs.

 Statements of Cash Flows

  For cash flow presentation purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash for 1997, 1996 and 1995 was $1.5 million, $1.6 million and $1.2 million, respectively. Income taxes paid in cash for 1997, 1996 and 1995 were $198,000, $126,000 and $9,000, respectively.
In 1997, a portion of the purchase price of the Partnership Transactions included the issuance to Torch of 150,000 shares of the Company's common stock valued at $1.2 million. Also, Torch was issued a warrant to purchase 100,000 shares at $9.90 per share of the Company's common stock for advisory services rendered in connection with the Partnership Transactions; the warrant was valued at $300,000 and was recorded as a cost of the Partnership Transactions. During 1995, a portion of the mergers, Odyssey Partners, Ltd. ("Odyssey") and Hampton Resources Corporation ("Hampton"), collectively the "Mergers", was financed by assumption of debt of $1.4 million for Odyssey and $4.1 million for Hampton. Common stock with a value of $4.0 million and $4.8 million, respectively, was issued as part of the costs of the Odyssey and Hampton mergers in 1995.

 Use of estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities, as well as reserve information which affects the depletion calculation and the computation of the full cost ceiling limitation, to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

 Reclassifications

  Certain reclassifications of prior period statements have been made to conform with current reporting practices.

3. ACQUISITIONS AND MERGERS

  During the last three years, the Company has completed the following mergers and acquisitions, all of which were recorded using the purchase method of accounting:

    In April 1997, the Company closed acquisitions of oil and gas properties, totaling $145.2 million, from certain partnerships and other entities managed or sponsored by Torch Energy Advisors Incorporated ("Torch"). The acquisitions were financed by the sale of 4.4 million shares of common stock, the sale of $100.0 million of 10 7/8% Senior Subordinated Notes due in 2007 and the use of $33.3 million of a new $90.0 million senior unsecured credit facility (including the repayment of $22.0 million on a then existing credit facility).

    On February 28, 1995 the Company acquired Hampton in exchange for $17.0 million in cash and 1,006,458 shares of the Company's common stock. The Company had paid previous to the merger $2.7 million to acquire common and preferred stock of Hampton and incurred $1.4 million in expenses in

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES arranging the merger. The total cost of the Hampton acquisition was $25.9 million, consisting of $21.1 million in cash and $4.8 million in common stock. Hampton was an energy company engaged in the exploration, acquisition and production of oil and natural gas, primarily in the onshore Gulf Coast region and offshore in Texas state waters.

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

    The following table presents the unaudited pro forma results of operations as if the Partnership Transactions had occurred on July 1, 1995 and July 1, 1996. The Partnership Transactions were accounted for as purchases, and their results of operations are included in the Company's results of operations from the date of acquisition. The Company's pro forma results are based on assumptions and estimates and are not necessarilly indicative of the Company's results of operations had the transaction occurred as of July 1, 1995, or those in the future (in thousands, except earnings per share).

                                                                 (UNAUDITED)
                                                              -----------------
                                                               YEAR ENDED JUNE
                                                                     30,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
      Revenues............................................... $120,384 $140,969
      Expenses...............................................   90,024  104,629
                                                              -------- --------
      Earnings before income taxes...........................   30,360   36,340
      Income taxes...........................................   11,143   13,112
                                                              -------- --------
      Net earnings........................................... $ 19,217 $ 23,228
                                                              ======== ========
      Net earnings per weighted average common and common
       equivalent share, fully diluted....................... $   1.38 $   1.71
                                                              ======== ========

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

4. GUARANTOR FINANCIAL STATEMENTS

  Consolidating financial statements of the Company and the Guarantor Subsidiaries (Odyssey Petroleum Company, Black Hawk Oil Company, and 1989-I TEAI Limited Partnership), as guarantors of the Company's 10 7/8% Senior Subordinate Notes due 2007, are presented as follows:

               CONDENSED CONSOLIDATING BALANCE SHEETS--UNAUDITED
                              AS OF JUNE 30, 1997
                                 (IN THOUSANDS)

                                      GUARANTOR   NONGUARANTOR
                          BELLWETHER SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          ---------- ------------ ------------ ------------ ------------
Total current assets....   $ 30,446    $ 2,069      $ 1,380      $  1,836     $ 35,731
Net property, plant and
 equipment..............    158,407     20,800       25,087       (23,292)     181,002
Total other assets......     20,780        346           39       (15,250)       5,915
                           --------    -------      -------      --------     --------
Total assets............   $209,633    $23,215      $26,506      $(36,706)    $222,648
                           ========    =======      =======      ========     ========
Total current liabili-
 ties...................   $ 12,003    $ 2,383      $(3,927)     $  2,489     $ 12,948
Long-term debt..........    115,300         --           --            --      115,300
Deferred taxes..........      5,127        363           31            --        5,521
Other long-term liabili-
 ties...................      1,910         --           --          (955)         955
Total stockholders' eq-
 uity...................     75,293     20,469       30,402       (38,240)      87,924
                           --------    -------      -------      --------     --------
Total liabilities and
 stockholders' equity...   $209,633    $23,215      $26,506      $(36,706)    $222,648
                           ========    =======      =======      ========     ========



              CONDENSED CONSOLIDATING INCOME STATEMENTS--UNAUDITED
                        FOR THE YEAR ENDED JUNE 30, 1997
                                 (IN THOUSANDS)

                                     GUARANTOR   NONGUARANTOR
                         BELLWETHER SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         ---------- ------------ ------------ ------------ ------------
Revenues................  $32,539     $ 5,260       $9,290      $(1,005)     $46,084
Expenses................   26,153       6,979        7,086       (1,364)      38,854
                          -------     -------       ------      -------      -------
Net earnings (loss) be-
 fore income taxes......    6,386      (1,719)       2,204          359        7,230
Income taxes............    2,610         (57)           8           24        2,585
                          -------     -------       ------      -------      -------
Net earnings (loss).....  $ 3,776     $(1,662)      $2,196      $   335      $ 4,645
                          =======     =======       ======      =======      =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS --UNAUDITED
                        FOR THE YEAR ENDED JUNE 30, 1997
                                 (IN THOUSANDS)

                                       GUARANTOR   NONGUARANTOR
                          BELLWETHER  SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          ----------  ------------ ------------ ------------ ------------
Cash flows from
 operating activities:
  Net income (loss).....  $   3,776     $(1,662)     $ 2,196       $ 335      $   4,645
  Non-cash adjustments..     12,527       4,732        1,565        (218)        18,606
  Changes in assets and
   liabilities..........      6,064       2,400       (2,315)       (117)         6,032
                          ---------     -------      -------       -----      ---------
  Net cash provided by
   operating activities.     22,367       5,470        1,446          --         29,283
                          ---------     -------      -------       -----      ---------
Cash flows from invest-
 ing activities:
  Additions to oil and
   gas properties.......    (11,946)     (7,894)        (971)         --        (20,811)
  Acquisitions of oil
   and gas properties...   (149,914)         --           --          --       (149,914)
  Proceeds from sales of
   properties...........     15,408       3,071          296          --         18,775
  Additions to
   properties and other.       (137)         --          (35)         --           (172)
                          ---------     -------      -------       -----      ---------
  Net cash used in
   investing activities.   (146,589)     (4,823)        (710)         --       (152,122)
                          ---------     -------      -------       -----      ---------
Cash flows from financ-
 ing activities:
  Proceeds from
   borrowings...........    157,300          --           --          --        157,300
  Payments of long-term
   debt.................    (55,048)         --           --          --        (55,048)
  Net proceeds from
   issuance of common
   stock................     35,145          --           --          --         35,145
                          ---------     -------      -------       -----      ---------
  Net cash provided by
   financing activities.    137,397          --           --          --        137,397
                          ---------     -------      -------       -----      ---------
Net increase in cash and
 cash equivalents.......     13,175         647          736          --         14,558
Cash and cash
 equivalents at
 beginning of year......        588         191            4          --            783
                          ---------     -------      -------       -----      ---------
Cash and cash
 equivalents at end of
 year...................  $  13,763     $   838      $   740       $  --      $  15,341
                          =========     =======      =======       =====      =========

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

               CONDENSED CONSOLIDATING BALANCE SHEETS--UNAUDITED
                              AS OF JUNE 30, 1996
                                (IN THOUSANDS)

                                      GUARANTOR   NONGUARANTOR
                          BELLWETHER SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                          ---------- ------------ ------------ ------------ ------------
Total current assets....   $ 6,118     $   887      $   924      $    575     $ 8,504
Net property, plant and
 equipment..............    39,317      11,004       15,050        (7,236)     58,135
Total other assets......    29,872          25           37       (29,348)        586
                           -------     -------      -------      --------     -------
Total assets............   $75,307     $11,916      $16,011      $(36,009)    $67,225
                           =======     =======      =======      ========     =======
Total current liabili-
 ties...................   $ 2,160     $ 1,044      $(1,207)     $  1,339     $ 3,336
Long-term debt..........    13,048          --           --            --      13,048
Deferred taxes..........     5,096         407           --        (2,642)      2,861
Other long-term liabili-
 ties...................     2,115          --           --          (732)      1,383
Total stockholders' eq-
 uity...................    52,888      10,465       17,218       (33,974)     46,597
                           -------     -------      -------      --------     -------
Total liabilities and
 stockholders' equity...   $75,307     $11,916      $16,011      $(36,009)    $67,225
                           =======     =======      =======      ========     =======


             CONDENSED CONSOLIDATING INCOME STATEMENTS--UNAUDITED
                       FOR THE YEAR ENDED JUNE 30, 1996
                                (IN THOUSANDS)

                                     GUARANTOR   NONGUARANTOR
                         BELLWETHER SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         ---------- ------------ ------------ ------------ ------------
Revenues................  $10,984      $3,600       $9,485       $ 432       $24,501
Expenses................   11,187       2,830        8,671         785        23,473
Net earnings (loss) be-
 fore income taxes......     (203)        770          814        (353)        1,028
Income taxes............     (404)        285          141          24            46
                          -------      ------       ------       -----       -------
Net earnings (loss).....  $   201      $  485       $  673       $(377)      $   982
                          =======      ======       ======       =====       =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS --UNAUDITED
                        FOR THE YEAR ENDED JUNE 30, 1996
                                 (IN THOUSANDS)

                                     GUARANTOR   NONGUARANTOR
                         BELLWETHER SUBSIDIARIES SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                         ---------- ------------ ------------ ------------ ------------
Cash flows from
 operating activities:
  Net income (loss).....  $   201     $   485      $   673      $  (377)     $   982
  Non-cash adjustments..    4,851       1,506        1,314          419        8,090
  Changes in assets and
   liabilities..........      896        (244)         159       (2,398)      (1,587)
                          -------     -------      -------      -------      -------
  Net cash provided by
   (used in) operating
   activities...........    5,948       1,747        2,146       (2,356)       7,485
                          -------     -------      -------      -------      -------
Cash flows from invest-
 ing activities:
  Additions to oil and
   gas properties.......   (5,432)     (1,567)          --           --       (6,999)
  Proceeds from sales of
   properties...........      644          --           --           --          644
  Proceeds from gas
   contract assignment..    9,875          --           --           --        9,875
  Additions to
   properties and other.     (165)         --          187           --           22
                          -------     -------      -------      -------      -------
  Net cash provided by
   (used in) investing
   activities...........    4,922      (1,567)         187           --        3,542
                          -------     -------      -------      -------      -------
Cash flows from financ-
 ing activities:
  Payments of long-term
   debt.................  (11,500)         --           --           --      (11,500)
  Equity contributions..       --          --       (2,356)       2,356           --
  Net proceeds from
   issuance of common
   stock................      168          --           --           --          168
                          -------     -------      -------      -------      -------
  Net cash provided by
   (used in) financing
   activities...........  (11,332)         --       (2,356)       2,356      (11,332)
                          -------     -------      -------      -------      -------
Net increase (decrease)
 in cash and cash
 equivalents............     (462)        180          (23)          --         (305)
Cash and cash
 equivalents at
 beginning of year......    1,050          11           27           --        1,088
                          -------     -------      -------      -------      -------
Cash and cash
 equivalents at end of
 year...................  $   588     $   191      $     4      $    --      $   783
                          =======     =======      =======      =======      =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

5. RELATED PARTY TRANSACTIONS

  The Company is a party to an administrative services agreement which requires Torch to administer the business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% of the average of the book value of the Company's total assets, excluding cash, plus reimbursement of certain costs incurred on behalf of the Company for the management of its oil and gas properties, plus 2% of annual operating cash flows (as defined) during the period in which the services are rendered. The initial term of this agreement, effective January 1, 1994, was six years. Thereafter, the agreement renews automatically for successive one-year periods until terminated by either party in accordance with the applicable provisions of the agreement. For the years ended June 30, 1997, 1996 and 1995, related fees paid to Torch amounted to $2.3 million, $1.5 million and $1.2 million, respectively. Additionally, in the ordinary course of business, the Company incurs intercompany balances resulting from the payment of costs and expenses by affiliated entities on behalf of the Company. Torch may charge interest on any unpaid balances within 30 days, however, no such interest has been charged by Torch since the inception of the agreement.

  In April 1997, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase 100,000 shares at $9.90 per share for advisory services rendered in connection with the Partnership Transactions. The Company's stock was valued at $1.2 million, and the warrant was valued at $300,000. In December 1993, Torch was issued a warrant to purchase 187,500 shares of the Company's common stock at a price of $6.40 per share for its advisory services in identifying and negotiating a merger. In September 1996, the warrant was transferred to a subsidiary of Torchmark Corporation. Such warrants were exercised in connection with the Partnership Transactions with total proceeds to the Company of $684,000.

  Torch was also a selling partner in the Partnership Transactions through its ownership of general partnership and working interests in the partnership programs. As a result, Torch was paid $18.4 million for such interests. Two of the Company's officers are officers of Torch and have an equity interest in Torch. A director of the Company holds significant options to purchase stock in Torch, which if exercised would constitute a substantial equity interest in Torch. Two of the directors of the Company were formerly officers of Odyssey.

  A subsidiary of Torch markets oil and natural gas production from certain oil and gas properties in which the Company owns an interest. The Company generally pays fees of 2% of revenues for such marketing services. Such charges were $646,000, $114,000 and $12,000 in 1997, 1996 and 1995, respectively.

  Costs of the evaluation of potential property acquisitions and due diligence conducted in conjunction with acquisitions closed are incurred by Torch at the Company's request. The Company was charged $650,000, $74,000 and $193,000 for these costs in 1997, 1996 and 1995, respectively.

  Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's overhead charged for these activities for the years ended June 30, 1997, 1996 and 1995 was $729,000, $367,000 and $164,000, respectively.

  Torch became the operator of the Gas Plant on December 1, 1993. In fiscal 1997, 1996 and 1995, the fees paid by the Company to Torch were $49,000, $83,000 and $71,000, respectively.

6. STOCKHOLDERS' EQUITY

 Common and Preferred Stock

  The Certificate of Incorporation of the Company authorizes the issuance of up to 15,000,000 shares of common stock and 1,000,000 shares of preferred stock, the terms, preferences, rights and restrictions of which

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES are established by the Board of Directors of the Company. Certain restrictions contained in the Company's loan agreements limit the amount of dividends which may be declared. There is no present plan to pay dividends on common stock as the Company intends to reinvest its cash flows for continued growth of the Company.

  In July 1997, in a special meeting of Stockholders of the Company, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 15,000,000 to 30,000,000.

  In April 1997, the Company issued 4.4 million shares of common stock for net proceeds to the Company of $34.1 million. Such proceeds were used in financing the Partnership Transactions. Also included in the April Offering were 719,264 shares sold by certain shareholders. Additional shares issued during fiscal 1997 included 125,000 shares issued upon exercise of a warrant and 150,000 shares issued to Torch for advisory services rendered in connection with the Partnership Transactions.

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

  A summary of activity in the stock option plans is set forth below:

                                                    NUMBER          OPTION
                                                   OF SHARES     PRICE RANGE
                                                   ---------  ------------------
Balance at June 30, 1994..........................   471,325  $3.00  -- $ 7.00
  Granted.........................................   450,000  $5.56  -- $ 5.94
                                                   ---------  ------------------
Balance at June 30, 1995..........................   921,325  $3.00  -- $ 7.00
  Granted.........................................    27,000  $4.375 -- $ 6.375
  Surrendered.....................................   (10,000) $5.75
  Exercised.......................................   (30,000) $5.625
                                                   ---------  ------------------
Balance at June 30, 1996..........................   908,325  $3.00  -- $ 7.00
  Granted.........................................   378,500  $6.25  -- $10.1875
  Surrendered.....................................   (12,000) $7.625
  Exercised.......................................   (82,500) $5.625 -- $ 5.75
                                                   ---------  ------------------
Balance at June 30, 1997.......................... 1,192,325  $3.00  -- $10.875
                                                   =========  ==================
Exercisable at June 30, 1997...................... 1,090,435  $3.00  -- $ 7.75
                                                   =========  ==================

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

  Detail of stock options outstanding and options exercisable at June 30, 1997 follows:

                                        OUTSTANDING              EXERCISABLE
                               ----------------------------- -------------------
                                         WEIGHTED
                                          AVERAGE  WEIGHTED-           WEIGHTED-
                                         REMAINING  AVERAGE             AVERAGE
                                           LIFE    EXERCISE            EXERCISE
   RANGE OF EXERCISE PRICES     NUMBER    (YEARS)    PRICE    NUMBER     PRICE
   ------------------------    --------- --------- --------- --------- ---------
1988 Plan $3.00 to $ 7.00.....   131,325   0.74      $4.79     108,435   $4.78
1994 Plan $4.38 to $ 6.38.....   705,500   7.28       5.70     705,500    5.70
1996 Plan $6.25 to $10.19.....   355,500   9.41       7.76     276,500    7.25
                               ---------                     ---------
  Total....................... 1,192,325                     1,090,435
                               =========                     =========

  The estimated weighted average fair value per share of options granted during 1997 and 1996 was $3.26 and $2.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1997 and 1996 expected stock price volatility of 35%; risk free interest rate of 6%; and an average expected option life of 5 years. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except share information):

                                                                    1997  1996
                                                                   ------ -----
      Net income
        As reported............................................... $4,645 $ 982
        Pro forma................................................. $3,853 $ 921
      Primary earnings per
        As reported............................................... $ 0.44 $0.11
        Pro forma................................................. $ 0.36 $0.10
      Fully diluted earnings per share
        As reported............................................... $ 0.43 $0.11
        Pro forma................................................. $ 0.36 $0.10

7. DERIVATIVE FINANCIAL INSTRUMENTS

  The Company periodically uses derivative financial instruments to manage oil and gas price risk. While swaps are intended to reduce the Company's exposure to declines in the market price of oil and gas, they may limit the Company's gain from increases in the market price. The oil and gas price swaps qualify as hedges, and as long as they correlate with production based on engineering estimates, any gains and losses will be recorded when the related production has been delivered. Should the price swaps cease to be recognized as a hedge, subsequent changes in value will be recorded in the statement of operations. As of June 30, 1997, the Company was a party to oil and gas swap price agreements for July through October, 1997 for 36,900 barrels of crude oil with a price of $22.17 per barrel and 3,813 MMCF of gas at prices ranging from $1.98 to $2.69 per MCF. These contracts are accounted for as hedges for financial reporting purposes and, accordingly, gains and losses are deferred and are recorded as adjustments to oil and gas revenue as the sales are made.

  These energy swap agreements expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to the Company.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

 Determination of Fair Values of Financial Instruments

  Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at June 30, 1997 and 1996 (in thousands).

                                               1997                 1996
                                       -------------------- --------------------
                                       CARRYING APPROXIMATE CARRYING APPROXIMATE
                                        VALUE   FAIR VALUE   VALUE   FAIR VALUE
                                       -------- ----------- -------- -----------
Swap agreements....................... $    --   $(994,000)  $   --   $(27,900)
Long-term debt (See Note 8)........... 115,300     120,580   13,048     13,048

8. LONG-TERM DEBT

  Long-term debt is comprised of the following at June 30, 1997 and 1996 (in thousands):

                                                                 1997    1996
                                                               -------- -------
Bank credit facility.......................................... $ 15,300 $13,048
10 7/8% Senior Subordinated Notes.............................  100,000      --
Less current maturities.......................................       --      --
                                                               -------- -------
Long-term debt................................................ $115,300 $13,048
                                                               ======== =======

  Debt maturities by fiscal year are as follows (amounts in thousands):

           1998..................................... $     --
           1999.....................................       --
           2000.....................................       --
           2001.....................................       --
           2002.....................................   15,300
           Thereafter...............................  100,000
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

  In October 1996, the Company entered into a syndicated credit facility ("Existing Credit Facility") in an amount up to $50.0 million with an initial borrowing base of $27.0 million, to be re-determined semi-annually. At Bellwether's option, the interest rate varied, based upon borrowing base usage, from LIBOR plus 7/8% to LIBOR plus 1 1/4%, or the greater of the prime rate or Federal Funds rate plus 1/2%. The Existing Credit Facility was unsecured with respect to oil and gas assets and was retired in April 1997.

  In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million to be re-determined semi-annually, and a maturity date of March 31, 2002. Bellwether may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon borrowing

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility; at June 30, 1997, $15.3 million was outstanding.

  The Senior Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

  In April 1997, the Company issued $100.0 million of 10 7/8% Senior Subordinated Notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of change of control of the Company, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 100.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes are guaranteed by the Company and its wholly owned subsidiaries, Odyssey Petroleum Company, Black Hawk Oil Company and 1989-I TEAI Limited Partnership. The Notes contain certain covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, liens, guarantees of indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, disposition of proceeds of asset sales, and restrictions on mergers and consolidations or sales of assets.

9. INCOME TAXES (IN THOUSANDS)

  Income tax expense is summarized as follows:

                                                              YEAR ENDED JUNE
                                                                    30,
                                                             -------------------
                                                              1997   1996   1995
                                                             ------  -----  ----
Current Federal............................................. $  (12) $ 126  $ 9
  State.....................................................     35    103   --
  Deferred--Federal and State...............................  2,562   (183)  --
                                                             ------  -----  ---
    Total income tax expense................................ $2,585  $  46  $ 9
                                                             ======  =====  ===

  The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 1997 and 1996 is as follows:

                                                               AT JUNE 30,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
Net operating loss Carryforwards............................ $  8,668  $ 8,922
Percentage depletion Carryforwards..........................      271      271
Alternative minimum tax credit carryforwards................      114      126
                                                             --------  -------
  Total deferred income tax assets..........................    9,053    9,319
                                                             --------  -------
Plant, property and equipment...............................  (11,019)  (8,840)
State income taxes..........................................     (661)    (446)
                                                             --------  -------
Total deferred income tax liabilities.......................  (11,680)  (9,286)
Valuat8ion allowances.......................................   (2,894)  (2,894)
                                                             --------  -------
Net deferred income tax liability........................... $ (5,521) $(2,861)
                                                             ========  =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

  The Company files a consolidated federal income tax return. Deferred income taxes are provided for transactions which are recognized in different periods for financial and tax reporting purposes. Such temporary differences arise primarily from the deduction for tax purposes of certain oil and gas development costs which are capitalized for financial statement purposes. Management believes it is more likely than not that the deferred tax assets, net of the valuation allowance, will be recovered.

  Total income tax differs from the amount computed by applying the Federal income tax rate to income before income taxes and minority interest. The reasons for the differences are as follows:

                                                          YEAR ENDED JUNE 30,
                                                          --------------------
                                                          1997   1996    1995
                                                          ----- ------  ------
Statutory Federal income tax rate........................ 34.0%  34.0%   34.0%
Increase (Decrease) in tax rate resulting from:
  State income taxes, net of federal benefit.............  1.3%   7.0%      --
Non-deductable travel and entertainment..................  0.5%   0.3%    1.2%
Reduction of valuation allowance due to utilization of
 net operating loss carryforwards........................    -- (36.8%) (34.4%)
                                                          ----- ------  ------
                                                          35.8%   4.5%    0.8%
                                                          ===== ======  ======

  The Company issued 3,400,000 shares of its common stock on July 20, 1994. As a result of the common stock issuance, the Company has undergone an ownership change. Therefore, the Company's ability to use its net operating loss carryforwards for federal income tax purposes is subject to significant restrictions.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

10. SEGMENT INFORMATION

  The Company's operations are concentrated in two segments. The results of operations of these business segments are as follows (in thousands):

                                                       YEAR ENDED JUNE 30,
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
Revenues:
  Oil............................................... $ 14,865  $ 5,810  $ 3,643
  Gas...............................................   24,202    9,856    4,864
  Gas plants and gas gathering......................    6,652    8,719   10,705
  Other revenues....................................      365      116       97
                                                     --------  -------  -------
    Total revenues.................................. $ 46,084  $24,501  $19,309
                                                     ========  =======  =======
Operating profit before income
  Tax:
  Oil and gas....................................... $  9,342  $ 1,006  $     5
  Gas plants and gas gathering......................    2,002    1,716    2,265
                                                     --------  -------  -------
                                                       11,344    2,722    2,270
Unallocated corporate (income) expense..............     (363)    (116)      75
Other expenses......................................       --      153       --
Interest expense....................................    4,477    1,657    1,245
                                                     --------  -------  -------
Income before income taxes.......................... $  7,230  $ 1,028  $   950
                                                     ========  =======  =======
Identifiable assets:
  Oil and gas....................................... $171,392  $47,727  $50,442
  Gas plants and gas gathering......................    9,610   10,408   16,753
                                                     --------  -------  -------
                                                      181,002   58,135   67,195
Corporate assets....................................   41,646    9,090    7,455
                                                     --------  -------  -------
    Total assets.................................... $222,648  $67,225  $74,650
                                                     ========  =======  =======
Capital expenditures:
  Oil and gas....................................... $155,594  $ 6,934  $41,676
  Gas plants and gas gathering......................       84       65      225
                                                     --------  -------  -------
    Total capital expenditures...................... $155,678  $ 6,999  $41,901
                                                     ========  =======  =======
Depreciation, depletion and
amortization:
  Oil and gas....................................... $ 14,691  $ 6,933  $ 3,893
  Gas plants and gas gathering......................      883    1,215    1,376
                                                     --------  -------  -------
    Total depreciation, depletion
     and amortization............................... $ 15,574  $ 8,148  $ 5,269
                                                     ========  =======  =======

  In 1997, 1996 and 1995, the Company had one customer which accounted for 18% of its revenues, three customers which accounted for 33% of its revenues and two customers which accounted for 42% of its revenues, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

11. CONTINGENCIES

  The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

12. SELECT QUARTERLY FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
DATA) (Unaudited):

                                                  QUARTER ENDED
                                   --------------------------------------------
                                                                         JUNE
                                   SEPTEMBER 30, DECEMBER 31, MARCH 31,   30,
                                       1996          1996       1997     1997
                                   ------------- ------------ --------- -------
Revenues..........................    $6,211        $7,567     $8,111   $24,195
Operating Income..................    $  981        $1,771     $2,303   $ 2,175
Net Income........................    $  618        $1,116     $1,462   $ 1,449
Earnings per common equivalent
 share............................    $ 0.07        $ 0.12     $ 0.16   $  0.09
                                                                         JUNE
                                   SEPTEMBER 30, DECEMBER 31, MARCH 31,   30,
                                       1995          1995       1996     1996
                                   ------------- ------------ --------- -------
Revenues..........................    $5,678        $6,444     $6,338   $ 6,041
Operating Income..................    $   38        $   95     $  542   $   353
Net Income (loss).................    $   13        $  (12)    $  557   $   424
Earnings per common equivalent
 share............................    $ 0.00        $ 0.00     $ 0.06   $  0.05

13. SUPPLEMENTAL INFORMATION--(UNAUDITED)

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

 Costs incurred (in thousands)

  The following table sets forth the costs incurred in property acquisition and development activities:

                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
                                                           1997    1996   1995
                                                         -------- ------ -------
Property acquisition:
  Proved properties..................................... $138,984 $  128 $25,072
  Unproved properties...................................    1,002    424  13,233
Exploration.............................................    1,576    824     530
Development.............................................   14,032  5,558   2,841
                                                         -------- ------ -------
                                                         $155,594 $6,934 $41,676
                                                         ======== ====== =======

 Capitalized costs (in thousands)

  The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                                      YEAR ENDED JUNE 30,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
Proved properties.................................. $228,675  $62,590  $56,300
Unproved properties................................    4,500   13,453   15,125
                                                    --------  -------  -------
Total capitalized costs............................  233,175   76,043   71,425
Accumulated depreciation, depletion and
 amortization......................................  (61,783) (28,316) (20,983)
                                                    --------  -------  -------
Net capitalized costs.............................. $171,392  $47,727  $50,442
                                                    ========  =======  =======

 Results of operations for producing activities (in thousands)

                                                         YEAR ENDED JUNE 30,
                                                     ---------------------------
                                                      1997   1996(/1/) 1995(/1/)
                                                     ------- --------- ---------
Revenues from oil and gas producing activities.....  $39,067  $15,666   $8,507
Production costs...................................   11,437    5,317    2,856
Depreciation, depletion and amortization...........   14,691    6,933    3,893
Income tax.........................................    4,529       --       --
                                                     -------  -------   ------
Results of operations from producing activities
 (excluding corporate overhead and interest costs).  $ 8,410  $ 3,416   $1,758
                                                     =======  =======   ======

--------
(/1/)Net operating loss carryfowards were sufficient to offset income.

 Per unit sales prices and costs

                                                           YEAR ENDED JUNE 30,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
Average sales price(/1/)
  Oil (per barrel)........................................ $17.41 $17.81 $16.89
  Gas (per MCF)........................................... $ 2.29 $ 2.02 $ 1.66
Average production cost per equivalent barrel............. $ 4.38 $ 4.49 $ 4.05
Average unit depletion rate per equivalent barrel......... $ 5.62 $ 5.86 $ 5.52

--------
(/1/)Average sales price is exclusive of the effect of natural gas and crude oil price hedges.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

RESERVES

  The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                          YEAR ENDED JUNE 30,
                           ------------------------------------------------------
                                   1997                1996            1995
                           ----------------------  --------------  --------------
                            OIL     NGL     GAS     OIL     GAS     OIL     GAS
       DESCRIPTION         (MBBL)  (MBBL) (MMCF)   (MBBL)  (MMCF)  (MBBL)  (MMCF)
       -----------         ------  ------ -------  ------  ------  ------  ------
Proved reserves at
 beginning of year.......   1,808     --   33,194  2,597   30,159    393   10,671
Revisions of previous es-
 timates.................  (1,187) 2,435   (2,773)  (534)   2,853    (61)    (988)
Extensions and discover-
 ies.....................     658     52    4,202     89    7,128    724    1,179
Production...............    (854)    --  (10,552)  (334)  (5,099)  (216)  (2,932)
Sales of reserves in-
 place...................  (1,260)    --  (16,194)   (14)  (2,023)    (1)      (3)
Purchase of reserves in
 place...................  12,842  1,536  120,063      4      176     --      163
Reserves added in Merg-
 ers.....................      --     --       --     --       --  1,758   22,069
                           ------  -----  -------  -----   ------  -----   ------
Proved reserves at end of
 year....................  12,007  4,023  127,940  1,808   33,194  2,597   30,159
                           ======  =====  =======  =====   ======  =====   ======
Proved developed re-
 serves--
  Beginning of year......   1,494     --   22,696  1,891   23,795    361    9,154
                           ======  =====  =======  =====   ======  =====   ======
End of year..............  10,162  3,705  117,914  1,494   22,696  1,891   23,795
                           ======  =====  =======  =====   ======  =====   ======

 Discounted future net cash flows (in thousands)

  The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves are shown below:

                                                    YEAR ENDED JUNE 30,
                                                ------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  --------
   Future cash inflows......................... $ 529,928  $ 113,550  $ 96,738
   Future production costs.....................  (183,479)   (33,117)  (34,093)
   Future income taxes.........................   (59,419)   (11,095)       --
   Future development costs....................   (32,237)    (8,959)   (7,738)
                                                ---------  ---------  --------
   Future net cash flows.......................   254,793     60,379    54,907
   10% discount factor.........................   (67,300)   (15,191)  (17,616)
                                                ---------  ---------  --------
   Standardized measure of discounted future
    net cash flows............................. $ 187,493  $  45,188  $ 37,291
                                                =========  =========  ========

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

  The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      YEAR ENDED JUNE 30,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
Standardized measure--beginning of year............ $ 45,188  $37,291  $12,044
Sales, net of production costs.....................  (27,630) (10,349)  (5,651)
Purchases of reserves in-place.....................  151,836      246      162
Reserves received in Mergers.......................       --       --   34,039
Net change in prices and production costs..........   22,599   11,458   (8,326)
Net change in income taxes.........................  (20,265)  (2,958)      --
Extensions, discoveries and improved recovery, net
 of future production and development costs........   12,555    7,709    5,085
Changes in estimated future development costs......   (3,034)     497   (3,148)
Development costs incurred during the period.......    9,124      883      629
Revisions of quantity estimates....................   27,102     (438)      (4)
Accretion of discount..............................    4,518    3,729    1,204
Sales of reserves in-place.........................  (16,140)  (1,614)      (5)
Changes in production rates and other..............  (18,360)  (1,266)   1,262
                                                    --------  -------  -------
Standardized measure--end of year.................. $187,493  $45,188  $37,291
                                                    ========  =======  =======

                        BELLWETHER EXPLORATION COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On or about June 18, 1997 the Company replaced the firm of Deloitte and Touche LLP as its principal independent accountant and auditors to audit all the Company's financial statements with the firm of KPMG Peat Marwick LLP. The decision to make this change was influenced by the acquisition of Partnership properties and interests, which were previously audited by KPMG Peat Marwick LLP. The Company does not and has not during the past three years had disagreements with Deloitte and Touche LLP concerning their audit or the application of accounting principles according to GAAP.

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

  (b) Report on Form 8-K (incorporated herein by reference to report on Form
              8-K dated September 30, 1997, filed on October 15, 1997)

  3. Exhibits

  3.1 Certificate of Incorporation of Bellwether Exploration Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76570)

  3.2 Certificate of Amendment to Certificate of Incorporation (previously filed with Form 10-K dated September 29, 1997)

  3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (previously filed with Form 10-K dated September 29,
       1997)

  3.4  By-laws of Bellwether Exploration Company (incorporated by reference to
       Exhibit 3.2 to the Company's Registration Statement No. 33-76570)

                        BELLWETHER EXPLORATION COMPANY

  4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-76570)

  4.2  The Company's 1996 Stock Incentive Plan (incorporated by reference to
       Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 33-21813)

  4.3 Indenture dated April 9, 1997 among the Company, a Subsidiary Gurantor and Bank of Montreal Trust Company (Incorporated herin by reference to Exhibit 4.2 to the Company's registration statement on Form S-1 (Registration No. 333-21813))

  4.4 First Supplemental Indenture dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership and Bank of Montreal Trust Company, as Trustee
       (incorporated by reference to Exhibit 99.2 on the Company's Form 8-K Current Report filed on April 23, 1997)

  4.5 Shareholders Rights Agreement between the Company and American Stock Transfer & Trust Company (Incorporated herein by reference to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on September 19, 1997)

  4.6 Warrant to Torch Energy Dated April 9, 1997 (previously filed with Form 10-K dated September 29, 1997)

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

  10.10 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 29, 1993 between the Company and NGL Associates (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-76570)

                        BELLWETHER EXPLORATION COMPANY

  10.11 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-76570)

  10.12 Asset Purchase and Merger Agreement with Odyssey Partners, Ltd. dated July 19, 1994 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement No. 33-76570)

  10.13 Registration Rights Agreement among the Company, Allstate Insurance Company and the former owners of Odyssey Partners, Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-76570)

  10.14 Assignment of gas purchase contract from Texas Gas Transmission Corporation to Bellwether (incorporated by reference to Exhibit 96-10-4 to the Company's Report on Form 10-Q for the quarter ended March 31,
        1997)

  10.15 Credit Agreement among Bellwether Eploration Company as borrower and The Chase Manhattan Bank as agent(incorporated by reference to Exhibit
        10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996)

  10.16 Acquisition Agreement dated March 31, 1997 among Bellwether Exploration Company, Program Acquisition Company and the other parties thereto. (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-21813) filed on April 3, 1997)

  10.17 Credit Agreement dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership, Morgan Guarantee Trust Company of New York, as administrative Agent, and certain banking institutions (incorporated by reference to the Company's Form 8-K Current Report as filed with the Commission on April 23, 1997)

  10.18 Purchase and Sale Agreement dated June 9, 1997 among Bellwether Exploration Company, Black Hawk Oil Company, 1988-II TEAI Limited Partnership, 1989-I TEAI Limited Partnership, TEAI Oil and Gas Company, and the other parties thereto as Sellers, and Jay Resources Corporation as Buyer (previously filed with Form 10-K dated September 29, 1997)

  16.1 Letter from predecessor auditors regarding change in certifying accountant (incorporated by reference to Exhibit 16-1 to the Company's Form 8K/A-1 dated July 8, 1997)

  21.1 Subsidiaries of Bellwether Exploration Company--Included herewith.

  23   Consents of experts:

  23.1 Consent of Williamson Petroleum Consultants, Inc. Previously filed with Form 10-K dated September 29, 1997.

  23.2 Consent of R.T. Garcia & Co. Inc. Previously filed with Form 10-K dated September 29, 1997.

  23.3 Consent of Ryder Scott Company. Previously filed with Form 10-K dated September 29, 1997.

  23.4 Consent of KPMG Peat Marwick LLP

  27   Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                          Bellwether Exploration Company


                                          By___________________________________
                                                       J. Darby Sere
                                            Chairman of Board of Directors and
                                                  Chief Executive Officer

Dated October 20, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
  /s/ J. Darby Sere                  Chairman of the Board of       October 20, 1997
------------------------------------  Directors and Chief
       J. Darby Sere                  Executive Officer


  /s/ J. P. Bryan                    Director                       October 20, 1997
------------------------------------
       J. P. Bryan

  /s/ Charles C. Green, III          Director                       October 20, 1997
------------------------------------
       Charles C. Green, III

  /s/ Michael B. Smith               Vice President                 October 20, 1997
------------------------------------
       Michael B. Smith

  /s/ Vincent H. Buckley             Director                       October 20, 1997
------------------------------------
       Vincent H. Buckley

  /s/ A. K. McLanahan                Director                       October 20, 1997
------------------------------------
       A. K. McLanahan

  /s/ Dr. Jack Birks                 Director                       October 20, 1997
------------------------------------
       Dr. Jack Birks

  /s/ Michael D. Watford             Director                       October 20, 1997
------------------------------------
       Michael D. Watford

  /s/ C. Barton Groves               Director                       October 20, 1997
------------------------------------
       C. Barton Groves

  /s/ Habib Kairouz                  Director                       October 20, 1997
------------------------------------
       Habib Kairouz