Form 10-Q
period 1997-09-30
BELLWETHER EXPLORATION CO
filed 1997-11-13
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      or

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

Common Stock, $ 0.01 par value                                NASDAQ/NMS
10 7/8% Senior Subordinated Notes Due 2007                       None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        As of November 13, 1997, 13,887,965 shares of common stock of Bellwether Exploration Company were outstanding.

                        BELLWETHER EXPLORATION COMPANY

                                     INDEX

PART I.   FINANCIAL INFORMATION                                         Page #

ITEM 1.  Financial Statements

  Condensed Consolidated Balance Sheets:
    September 30, 1997 (Unaudited) and June 30, 1997.....................   3
  Condensed Consolidated Statements of Operations (Unaudited):
    Three months ended September 30, 1997 and September 30, 1996.........   5
  Condensed Consolidated Statements of Cash Flows (Unaudited):
    Three months ended September 30, 1997 and September 30, 1996.........   6
  Notes to Condensed Consolidated Financial Statements (Unaudited).......   8

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  12

PART II.  OTHER INFORMATION..............................................  15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Amounts in thousands)

                                    ASSETS

                                                        September 30,     June 30,
                                                             1997           1996
                                                        -------------     --------
                                                         (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents.............................    $  8,144        $ 15,341
Accounts receivable and accrued revenues..............      13,999          16,795
Due from related parties..............................       2,440           1,836
Prepaid expenses and other............................       2,263           1,759
                                                          --------        --------
  Total current assets................................      26,846          35,731
                                                          --------        --------
PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method).............     242,134         233,175
Gas plant facilities..................................      13,089          12,924
                                                          --------        --------
                                                           255,223         246,099
Accumulated depreciation, depletion and amortization..     (77,348)        (65,097)
                                                          --------        --------
OTHER ASSETS..........................................       5,904           5,915
                                                          --------        --------
                                                          $210,625        $222,648
                                                          ========        ========

     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (Amounts in thousands, except share information)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     September 30,   June 30,
                                                                                         1997          1997
                                                                                     -------------   --------
                                                                                      (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.........................................      $ 12,165      $ 12,739
Due to related parties...........................................................         2,722           209
                                                                                       --------      --------
  Total current liabilities......................................................        14,887        12,948
                                                                                       --------      --------
LONG-TERM DEBT...................................................................       100,000       115,300

DEFERRED INCOME TAXES............................................................         6,005         5,521

OTHER LIABILITIES................................................................           838           955

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued or
 outstanding at September 30, 1997 and June 30, 1997.............................                          --
Common Stock, $0.01 par value, 30,000,000 shares authorized, 13,879,965 and
 13,844,965 shares issued and outstanding at September 30, 1997 and
 June 30, 1997, respectively.....................................................           139           139
Additional paid-in capital.......................................................        78,387        78,273
Retained earnings................................................................        10,369         9,512
                                                                                       --------      --------
  Total stockholders' equity.....................................................        88,895        87,924
                                                                                       --------      --------
                                                                                       $210,625      $222,648
                                                                                       ========      ========

          See accompanying notes to consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

               (Amounts in thousands, except share information)

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                          1997      1996
                                                        --------  --------
REVENUES:
  Oil and gas revenues...............................    $20,526    $4,463
  Gas plant operations, net..........................        394       828
  Interest and other income..........................        257        27
                                                         -------    ------
                                                          21,177     5,318
                                                         -------    ------
COSTS AND EXPENSES:
  Production expenses................................      6,628     1,365
  Depreciation, depletion and amortization...........      8,357     1,994
  General and administrative expenses................      1,811       690
  Interest expense...................................      3,006       288
                                                         -------    ------
                                                          19,802     4,337
                                                         -------    ------
Income before income taxes...........................      1,375       981

Provision for income taxes...........................        518       363
                                                         -------    ------
NET INCOME...........................................    $   857    $  618
                                                         =======    ======
NET INCOME PER SHARE.................................    $  0.06    $ 0.07
                                                         =======    ======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES
 OUTSTANDING.........................................     14,442     9,090
                                                         =======    ======


     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                            (Amounts in thousands)



                                                                Three Months Ended
                                                                  September 30,
                                                             -------------------------
                                                                1997          1996
                                                             -----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME..................................................   $    857       $   618
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation, depletion and amortization................      8,530         2,046
    Deferred income taxes...................................        485           331
                                                               --------       -------
                                                                  9,872         2,995

Change in assets and liabilities:
  Accounts receivable and accrued revenue...................      2,796           518
  Accounts payable and other liabilities....................       (574)          293
  Due from (to) related parties.............................      1,910          (646)
  Prepaid expenses and other................................       (767)         (367)
                                                               --------       -------
  NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES...........     13,237         2,793
                                                               --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to properties...................................     (9,142)       (2,315)
  Proceeds from sales of properties.........................      3,894         1,562
                                                               --------       -------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES...............     (5,248)         (753)
                                                               --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt................................    (15,300)          ---
  Costs of issuance of common stock.........................        (97)          ---
  Exercise of stock options.................................        211           264
                                                               --------       -------
  NET CASH FLOWS (USED IN) PROVIDED BY FINANCING
   ACTIVITIES...............................................    (15,186)          264
                                                               --------       -------

  Net increase (decrease) in cash and cash equivalents......     (7,197)        2,304
  Cash and cash equivalents at beginning of period..........     15,341           783
                                                               --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  8,144       $ 3,087
                                                               ========       =======

     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

                            (Amounts in thousands)

                                                        Three Months Ended
                                                            September 30,
                                                        -------------------
                                                          1997       1996
                                                        --------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Cash paid during the period for
  Interest............................................    $90        $--

  Income taxes (net of prior period refunds)..........    $ 9        $30


    See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1997 and the results of operations and changes in cash flows for the periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the June 30, 1997 Form 10-K/A of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission on October 20, 1997.

Certain reclassifications of prior period statements have been made to conform with current reporting practices.

In order to prepare these financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reserve information. Actual results could differ from those estimates.

2.  Acquisitions

On April 9 and 15, 1997, the Company closed acquisitions of oil and gas properties (the "Partnership Transactions"), totaling $145.2 million (inclusive of working capital acquired of $13.9 million), from certain partnerships and other entities managed or sponsored by Torch Energy Advisors Incorporated ("Torch"). The acquisitions were financed by the sale of 4.4 million shares of common stock, the sale of $100.0 million of 10-7/8% senior subordinated notes due in 2007 and borrowings under the Company's senior unsecured revolving credit facility.

The following table presents the unaudited pro forma results of operations as if the Partnership Transactions had occurred on July 1, 1996. The Partnership Transactions were accounted for as purchases, and their results of operations are included in the Company's results of operations from the date of acquisition. The Company's pro forma results are based on assumptions and estimates and are not necessarily indicative of the Company's results of operations in the future or such results had the transaction occurred as of July 1, 1996 (in thousands, except earnings per share).

                        BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)



                                                        (Unaudited)
                                                    ------------------
                                                    Three Months Ended
                                                    September 30, 1996
                                                    ------------------

Revenues.........................................         $30,244
Expenses.........................................          23,918
                                                          -------
Income before income taxes.......................           6,326
Income taxes.....................................           2,341
                                                          -------
Net earnings.....................................         $ 3,985
                                                          =======
Net earnings per weighted average common and
 common equivalent share.........................         $  0.28
                                                          =======

3.  Long Term Debt

In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million to be redetermined annually, and a maturity date of March 31, 2002. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility ($22 million of which was used to retire outstandings under the previous bank credit facility). As of September 30, 1997, there were no balances outstanding under the Senior Credit Facility.

The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes are guaranteed by the Company's wholly-owned subsidiaries, Odyssey Petroleum Company, Black Hawk Oil Company and 1989-I TEAI Limited Partnership. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets.

4.  New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly

                        BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. This Statement is effective for financial statements issued for periods after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, management believes that the adoption of this Statement will not have a material effect on EPS, thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.

5.  Contingencies

On Sunday, September 28, 1997, there was a spill of crude oil into Santa Barbara Channel from a pipeline which connects the Company's Point Pedernales field with shore-based processing facilities. The volume of the spill was estimated to be approximately 500 barrels of oil. Torch Operating Company, which operates the platform and pipeline, notified the National Response Center and all appropriate federal, state, and local authorities. Tests are currently being conducted to determine the cause of the leak in the pipeline. Cost of the clean up will be covered by general liability insurance held by the Company, less the related deductible of $10,000 net to the Company. Total cost of the repair of the pipeline is currently estimated to be approximately $2.5 million, ($500,000 net to the Company's interest), and may be covered by insurance less the Company's deductible of $20,000. Coverage by insurance will be based on the determination of the cause of the leak in the pipeline. A final determination of the cause of the leak is expected by the end of the year. At the time of the spill, the Point Pedernales field was producing approximately 1,800 barrels per day, net to the Company's interest. Production from the field has been halted until the pipeline can be repaired and the Company receives all required permits from regulatory bodies to return the pipeline to service. Repairs are expected to be complete by the end of 1997 and production is currently expected to begin again by mid-1998, although no assurances in this regard can be given. Quarterly net income and cash flow from operations are expected to be reduced by approximately $.03 per share and $.10 per share, respectively, during the period that field production is shut-in.

Additionally, the Company has exposure to certain costs which may not be covered by insurance, including potential fines, penalties and damages. Such costs are not quantifiable at this time but are not expected to be material to the Company.

6.  Natural Gas and Crude Oil Hedging

Commodity derivatives utilized as hedges include swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York

                        BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at September 30, 1997 or 1996.

Oil and gas revenues were decreased by $656,000 in the three months ended September 30, 1997 and decreased by $27,900 in the same period of 1996 as a result of such hedging activity.

                        BELLWETHER EXPLORATION COMPANY

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources

The Company's strategy is to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company intends to continue to acquire producing oil and gas properties through mergers or acquisitions and will increase its emphasis on growth through development and exploration activities. The funding of these activities has historically been provided by operating cash flows, bank financing, equity placements and sale of non-core assets. The Company invested $9.1 million in properties for the three months ended September 30, 1997 versus $2.3 million in 1996. At September 30, 1997, the Company had $90 million of available debt capacity under the Senior Credit Facility. Cash flows from operations before changes in assets and liabilities were $9.8 million for the three months ended September 30, 1997 compared to $3.0 million provided by operating activities in the same period of 1996. In May and June 1997, the Company divested non-core assets representing approximately 10% of the estimated proved reserves attributable to the Partnership Transactions for $16.9 million. During the current quarter, the Company sold other non-core assets for approximately $3.9 million.

Partnership Transactions

In April 1997, the Company purchased oil and gas properties and $13.9 million of working capital from affiliates of Torch for an adjusted purchase price at closing of $141.8 million, plus a contingent payment of $3.4 million, the amount of which was based on 1997 gas prices. The acquisitions were recorded effective April 1, 1997 and the operations of the Company include the Partnership Transactions from that date. The Partnership Transactions were financed with $34.1 million of the net of proceeds of a Common Stock offering, $97.0 million from the net proceeds of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and borrowings under a new credit facility ("New Credit Facility"). In addition, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase 100,000 shares at $9.90 for advisory services rendered in connection with the Partnership Transactions. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

Change in Fiscal Year

Effective July 1, 1997 the Company changed its fiscal year to the calendar year. As a result, the Company will report for a six month transition period ending December 31, 1997.

Transition Period Capital Expenditures

During the six months ending December 31, 1997, the Company anticipates investing approximately $20.6 million, primarily for development and exploratory drilling activities and acquisitions. The Company believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these projected capital investments (See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements). The Company continues to seek acquisition opportunities and the consummation of such a transaction may directly impact anticipated capital expenditures.

                        BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Gas Balancing

It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

Derivative Financial Instruments

The Company periodically uses derivative financial instruments to manage oil and gas price risk. At September 30, 1997, the Company has entered into contracts to hedge 300 barrels of oil per day at a price of $22.17 per barrel, and 31,000 MMBTU of natural gas per day at prices ranging from $1.98 to $2.69 per MCF for October 1997.

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented:

                                                                   Three Months Ended September 30,
                                                                 ------------------------------------
                                                                                           Increase/
                                                                   1997         1996       (Decrease)
                                                                 --------     --------     ----------
Production:
  Oil and condensate (MBBLs)..............................           614           68        802.9%
  Natural gas (MMCF)......................................         5,458        1,387        293.5%

Average sales price:(1)(2)
  Oil and condensate (per BBL)............................        $15.45       $19.38        (20.3%)
  Natural gas (per MCF)...................................        $ 2.14       $ 2.29         (6.4%)

Average costs:
  Production expenses (per BOE)...........................        $ 4.35       $ 4.57         (4.8%)
  General and administrative expense (per BOE)............        $ 1.19       $ 2.31        (48.5%)
  Depreciation, depletion and amortization (per BOE)......        $ 5.34       $ 5.92         (9.8%)

(1) Average sales price for oil in 1997 includes revenues received from the sale of natural gas liquids which were extracted from the Company's gas production. In 1996, such revenues were included in the average sales price for natural gas.

(2) Average sales prices exclude the effect of hedges, which decreased revenues by $656,000 and $27,900 in 1997 and 1996, respectively.

                        BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Revenues

Oil and gas revenues for the three months ended September 30, 1997 were $20.5 million, as compared to $4.5 million for the respective periods in 1996. The increase in revenues of 356% is attributable primarily to production from properties acquired in the Partnership Transactions.

Net gas plant operating profit was $394,000 in the three months ended September 30, 1997 and $828,000 in the same period of fiscal 1996. A reduction in throughput due to installation of new equipment which shut in the Snyder gas plant for approximately 11 days during the quarter, and a reduction in liquid sales due to a build-up of inventory, combined with a 4.4% decrease in average prices, were the primary cause of the decreased net operating profit.

Expenses

Production expenses for the three months ended September 30, 1997 totaled $6.6 million, or 371% over the $1.4 million for the three months ended September 30, 1996, due primarily to the effect of the Partnership Transactions. Lease operating expenses per barrel of oil equivalent were 4.8% lower for the three months ended September 30, 1997, when compared to the respective period in fiscal 1996.

Depreciation, depletion and amortization was $8.4 million for the three months ended September 30, 1997. These amounts reflect a 320% increase over the $2.0 million recorded in the comparable period in 1996. Increases in oil and gas production of 409% and a lower depletion rate per barrel of oil equivalent are attributable primarily to the acquisitions of the properties from the Partnership Transactions.

General and administrative expenses totaled $1.8 million in the three months ended September 30, 1997 as compared to $0.7 million for the comparable period of fiscal 1996 reflecting higher management fees and fixed costs resulting from the increase in assets and cash flows.

Interest expense increased to $3.0 million for the three months ended September 30, 1997 from $0.2 million in the same period of 1996 due to debt incurred in financing of the Partnership Transactions.

Income Taxes

The provision for federal and state income taxes for the three months ended September 30, 1997 is based upon a 37.5% effective tax rate.

Net Income

Net income for the three months ended September 30, 1997 is approximately $0.9 million as compared to net income of $0.6 million for the respective period of 1996.

                        BELLWETHER EXPLORATION COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

A Proxy statement was sent to all shareholders of record on May 30, 1997 for the following matters which were voted on at a Special Meeting of Stockholders held on July 14, 1997:

1. The proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 30,000,000 was approved by the Stockholders.

No other matters were brought up at the meeting.

A copy of the Proxy Statement was filed with the Securities and Exchange Commission on June 23, 1997 and is incorporated herein by reference.

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

                                BELLWETHER EXPLORATION COMPANY
                                        (Registrant)


Date: November 13, 1997         By:   /s/ J. Darby Sere'
                                   --------------------------------------
                                   J. Darby Sere'
                                   Chairman and Chief Executive Officer


Date: November 13, 1997         By:   /s/ William C. Rankin
                                   --------------------------------------
                                   William C. Rankin
                                   Senior Vice President and Chief Financial
                                    Officer