Form 10-K405
period 1997-12-31
BELLWETHER EXPLORATION CO
filed 1998-03-27
CIK 319459

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
( )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

(X)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1997 to December 31, 1997

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

     Common Stock, $0.01 par value                            NASDAQ/NMS
     Preferred Stock purchase rights

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 1998 was approximately $124,608,080.
     As of March 20, 1998, the number of outstanding shares of the registrant's common stock was 14,139,924.

     Documents Incorporated by Reference: Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 1997, are incorporated by reference into Part III.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                           ANNUAL REPORT ON FORM 10-K
            Transition Period from July 1, 1997 to December 31, 1997

                               TABLE OF CONTENTS

                                                                 Page
                                                                Number
                                                                ------
PART I

 Item 1.     Business...........................................   3
 Item 2.     Properties.........................................  11
 Item 3.     Legal Proceedings..................................  22
 Item 4.     Submission of Matters to a Vote of Security Holders  22

PART II

 Item 5.     Market for the Registrant's Common Equity and
              Related Stockholder Matters.......................  23
 Item 6.     Selected Financial Data............................  24
 Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...............  25
 Item 8.     Financial Statements and Supplementary Data........  35
 Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...............  70

PART III

 Item 10.    Directors and Executive Officers of the Registrant.  70
 Item 11.    Executive Compensation.............................  70
 Item 12.    Security Ownership of Certain Beneficial Owners and
              Management........................................  70
 Item 13.    Certain Relationships and Related Transactions.....  70

PART IV

 Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.......................................  70

  --   Signatures

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                                     PART I

Item 1.  Business

     This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical fact included herein regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. Although the Company believes that the assumptions upon which such forward-looking statements are based are reasonable, it can give no assurances that such assumptions will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed under Risk Factors and elsewhere herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the cautionary statements.

General

     Bellwether Exploration Company ("Bellwether" or the "Company") is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and gas properties and the gathering and processing of natural gas. The Company's principal properties are located in Texas, Louisiana, Alabama, offshore California and the Gulf of Mexico. At December 31, 1997, the Company's estimated net proved reserves totaled 12.2 MMBbl of oil, 2.6 MMBbl of natural gas liquids ("NGL"), and 126.0 Bcf of natural gas for a total of 35.8 million barrels of oil equivalent ("BOE"). On a BOE basis, approximately 59% of the Company's estimated net proved reserves were natural gas at such date. In addition, the Company has interests in natural gas processing plants in California and West Texas.

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

     In order to facilitate greater comparability with its peer group by the financial community, the Company changed its fiscal year to align with the calendar year, beginning January 1, 1998. The six-month transition period of July 1, 1997 through December 31, 1997 ("transition period") precedes the start of the new fiscal year. The unaudited financial information for the six months ended December 31, 1996 ("prior period") is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for fair presentation.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Oil and Gas Activities

     In 1987 and 1988, the Company merged with two independent oil and gas companies owned by institutional investors and managed by Torch Energy Advisors Incorporated ("Torch"). Since those mergers, the Company has operated under agreements, pursuant to which the Company outsources certain administrative functions to Torch.

     In August 1994, Bellwether acquired, by merger, certain of the assets, liabilities and properties of Odyssey Partners, Ltd. ("Odyssey"), an exploration company specializing in 3-D seismic and computer-aided exploration ("CAEX") technology, in exchange for 0.9 million shares of Common Stock and $5.6 million in cash. The Odyssey merger provided the Company with significant expertise in 3-D seismic and CAEX technology.

     On February 28, 1995, Bellwether acquired Hampton Resources Corporation ("Hampton") by merger for $17.0 million in cash and approximately 1.0 million shares of Common Stock. Hampton was a publicly held oil and gas company based in Houston, Texas.

     In April 1997, the Company acquired oil and gas properties and $13.9 million of working capital from affiliates of Torch ("Partnership Transactions"), for $145.2 million, including a contingent payment of $3.4 million, the amount of which was based on 1997 gas prices. The Company financed the Partnership Transactions and related fees, with $34.1 million net proceeds of a Common Stock offering, $97.0 million net proceeds of $100.0 million offering of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings")and advances under a new credit facility ("New Credit Facility" or "Senior Credit Facility"). In addition, as consideration for advisory services, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase 100,000 shares of common stock at $9.90 per share. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

     Subsequent to the Partnership Transaction, the Company identified for divestiture non-core properties including approximately 10% of the estimated net proved reserves attributable to the Partnership Transactions. These properties were primarily small working interests in geographically diverse locations, with generally lower operating margins and limited development potential. Such properties were sold in a series of transactions from May 1997 to December 1997 for aggregate consideration of $24 million. The net proceeds from these divestitures were used to repay indebtedness.

Business Strategy

     Bellwether's strategy is to grow its reserves, production and cash flow through a balanced program of producing property acquisitions and technology driven exploratory drilling focused within core operating areas. The key elements of this strategy are as follows:

     Core Areas Development The Company will develop core operating areas by increasing its geographic concentration and focusing its activities and ownership on a smaller number of higher value operated properties. The

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Company considers its primary core area to be the Texas  Louisiana Gulf Coast.

     Exploration - The Company's exploration activities will be focused primarily along the Texas Louisiana Gulf Coast, both on and offshore, and in areas where the Company has significant existing assets and infrastructure. Emphasis will be placed on internal prospect generation and strategic relationships with prospect generators who have a demonstrated expertise within a play type or area of interest. The Company will employ the latest technology including advanced 3-D seismic and computer added exploration and will leverage its exploration through play types which allow multiple application of successful exploration concepts.

     Acquisition - The Company will pursue acquisitions of producing oil and gas properties which increase its interests or concentration in its existing properties and operating areas or which advance its strategic goals. The Company will seek to acquire properties within its core Texas-Louisiana Gulf Coast area and properties which would assist in establishing new core areas. Emphasis will be placed on high quality, high margin properties which are operated, have significant exploitation potential and are on trend with existing exploration concepts.

     Exploitation - The Company will aggressively exploit its properties to maximize their economic value employing the latest technology including 3-D seismic evaluation, horizontal drilling, enhanced recovery methods and advanced completion and production techniques.

     Low Cost Structure - The Company will constantly seek to reduce costs and maintain a competitive cost structure. The Company will continually review its property base, divesting non-core or lower margin assets and redeploying capital to a higher use.

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

     Sales to Torch Co-Energy LLC accounted for 22% of transition period 1997 revenues. Sales to Valero Industrial Gas, L.P. accounted for 18.0% of

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

fiscal 1997 revenues. Sales to Texas Gas Transmission Corporation, Warren Petroleum Corporation and Koch Industries Inc. accounted for 32.9% of fiscal 1996 revenues. Sales to Texas Gas Transmission Corporation and Warren Petroleum Corporation accounted for 42% of fiscal 1995 revenues. Management of the Company does not believe that the loss of any single customer or contract would materially affect the Company's business. There are no other significant delivery commitments and substantially all of the Company's oil and gas production is sold at market responsive pricing through a marketing affiliate of Torch. The Company from time to time may enter into crude oil and natural gas price swaps or other similar hedge transactions to reduce its exposure to price fluctuations.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

     State Regulations. Most states regulate the production and sale of oil and gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

     The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, it is possible that certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

of "hazardous substances." The Company may also be an owner of sites on which "hazardous substances" have been released. The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been disposed.

     Oil Pollution Act. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose certain duties and liabilities on "responsible parties" related to the prevention of oil spills and damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits also do not apply. Few defenses exist to the liability imposed by the OPA. The failure to comply with OPA requirements may subject a responsible party to civil or even criminal liability.

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal OCS waters, with higher amounts, up to $150 million in certain limited circumstances, where the MMS believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. On March 25, 1997, the MMS promulgated a proposed rule implementing these OPA financial responsibility requirements. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities. However, the Company cannot predict whether the financial responsibility requirements under the OPA amendments or the proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact of the financial responsibility requirements is not expected to be any more burdensome to the Company than it will be to other similarly or less capitalized owners or operators in the Gulf of Mexico and offshore California.

     Air Emissions. The operations of the Company are subject to local, state and federal laws and regulations for the control of emissions from sources of air pollution. Administrative enforcement actions for failure to comply strictly with air regulations or permits may result in the payment of civil penalties and, in extreme cases, the shutdown of air emission sources. The Company believes it is in compliance with all air emission regulations.

     OSHA and other Regulations. The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA and similar state

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

statutes require the Company to organize and/or disclose information about hazardous materials used or produced in the Company's operations. The Company believes that it is in substantial compliance with these applicable requirements.

Competition

     The oil and gas industry is highly competitive in all of its phases. Bellwether encounters competition from other oil and gas companies in all areas of the Company's operations, including the acquisition of reserves and producing properties and the marketing of oil and gas. Many of these companies possess greater financial and other resources than Bellwether. Competition for producing properties is affected by the amount of funds available to the Company, information about a producing property available to the Company and any standards established by the Company for the minimum projected return on investment. Because gathering systems and related facilities are the only practical method for the intermediate transportation of gas, competition for gas delivery is presented by other pipelines and gas gathering systems. Competition may also be presented by alternate fuel sources.

ITEM 2.  PROPERTIES

Reserves

     The Company holds interests in oil and gas properties, all of which are located in the United States. The Company's principal developed properties are located in Texas, Louisiana, Alabama, offshore California and the Gulf of Mexico. Estimated net proved oil and gas reserves at December 31, 1997 decreased approximately 4% from June 30, 1997, primarily as a result of the sale of non-core oil and gas properties containing approximately 800,000 BOE of associated reserves and a downward revision of 1.0 million BOE due to an error in the calculation of reserves at June 30, 1997. The Company has not filed oil or gas reserve information with any foreign government or Federal authority or agency.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     The following table sets forth certain information, as of December 31, 1997, which relates to fields which hold approximately 75% of the Company's proved oil and gas reserves:

                                                                                   Six Month Transition
                                                  Net Proved Reserves              Period Net Production
                                         ------------------------------------------------------------------
                                              OIL &                             OIL &
                                               NGL        GAS         BOE        NGL        GAS        BOE
FIELD                                        (MBBLS)     (MMCF)     (MBBLS)    (MBBLS)    (MMCF)     (MBBLS)
-----------------------------------------------------------------------------------------------------------
Waddell Ranch field, TX                       6,137       9,833      7,775        230        394        296
Point Pedernales field,
  offshore CA                                 3,873       1,486      4,121        191         80        204
Blue Creek field, AL                            ---      11,072      1,845        ---        474         79
Robinson's Bend field, AL                       ---       5,466        911        ---        203         34
Ship Shoal Complex,
  Gulf of Mexico                                940       6,400      2,006        164        929        319
High Island Block A-334
  field, Gulf of Mexico                         260       7,769      1,555         19      1,109        204
Cove field, offshore TX                          14       7,012      1,183          6      1,278        219
Giddings field, TX                              358       4,574      1,120         65        678        178
Reddell field, LA                                72       4,127        760          6        264         50
South Marsh Island Block
  269 field, Gulf of
  Mexico                                        184       2,748        642         16        218         52
Porters Creek field, TX                          61       4,348        786          5        341         62
La Rica field, TX                                 3       6,223      1,040          1        243         42
West Chalkley field, LA                          19       3,484        600          2        244         43
East Cameron Block 17,
  offshore LA                                    15       3,245        556          3        503         87
Fort Trinidad field, TX                         634         899        784         30        114         49
Rocky Creek field, TX                             7       3,945        665          1        326         55
Happy field, TX                                 409          80        422         56          3         56
Others                                        1,823      43,249      9,031        259      3,792        891
                                         ---------------------------------    -----------------------------
                                             14,809     125,960     35,802      1,054     11,193      2,920
                                         =================================    =============================

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

Acreage

      The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of December 31, 1997. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                              Gross     Net
                             -------  -------

      Developed Acreage....  455,581  109,134
      Undeveloped Acreage..  122,352   43,387
                             -------  -------
          Total............  577,933  152,521
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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

affect the Company's rights to production revenues, they have been taken into account in calculating the Company's net revenue interests and in estimating the size and value of the Company's reserves. Bellwether believes that the burdens and obligations affecting the Company's properties are conventional in the industry for properties of the kind owned by the Company.

Productive Wells

     The following table sets forth Bellwether's gross and net interests in productive oil and gas wells as of December 31, 1997. Productive wells are defined as producing wells and wells capable of production.

                    Gross     Net
                   --------  ------

      Oil Wells..  1,192.00  169.79
      Gas Wells..    809.00  142.13
                   --------  ------
          Total..   2001.00  311.92
                   ========  ======

Production

     The Company's principal production volumes during the transition period ended December 31, 1997 were from the states of Louisiana, Texas, Alabama and offshore California in federal waters and from the Gulf of Mexico in federal and state waters.

     Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appear in Note 13 of the Notes to Consolidated Financial Statements-Supplemental Information.

Drilling Activity and Present Activities

     During the three-year period ended June 30, 1997 and the transition period ended December 31, 1997, the Company's principal drilling activities occurred in the continental United States and offshore Texas, Louisiana and California in federal and state waters.

     The following table sets forth the results of drilling activity for the last three fiscal years and the transition period. Gross wells, as it applies to wells in the following tables, refers to the number of wells in which a working interest is owned directly by the Company. A "net well" is deemed to exist when the sum of fractional ownership working interests in gross wells equals one. The number of net wells is the sum of the fractional ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

                                                Exploratory Wells
                         ---------------------------------------------------------
                                      Gross                         Net
                         ---------------------------------------------------------
                                         Dry                           Dry
                           Productive   Holes    Total    Productive  Holes  Total
                         ---------------------------------------------------------

Fiscal 1995                      3         4(1)      7           .27    .65    .92
Fiscal 1996                      1         3         4           .06    .24    .30
Fiscal 1997                      3         4         7           .75    .74   1.49
Six Month Transition 1997
                                 2         2         4           .28    .78   1.06

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                                               Development Wells
                          ------------------------------------------------------
                                     Gross                        Net
                          ------------------------------------------------------
                                         Dry                         Dry
                            Productive  Holes  Total    Productive  Holes  Total
                          ------------------------------------------------------
Fiscal 1995                      1         2      3           .30    .18    .48
Fiscal 1996                     21         1     22          1.66    .90   2.56
Fiscal 1997                     52         2     54          5.34    .63   5.97
Six Month Transition 1997
                                30         5     35          2.40   1.19   3.59

(1) Includes well drilled on the Serj Permit in Tunisia.

The Company had 18 wells in the process of being drilled as of December 31, 1997.

Gas Plant and Gas Gathering Facilities

        As of December 31, 1997 the Comapany owned interests in the following gas plants and gas gathering system:


                                                                                      Transition Period 1997
                                                                    --------------------------------------------------------
                                                                          Capacity          Throughput          Ownership
Facility                 State                 Operator                    MMCFD              MMCFD             Interest
---------------------  ----------  -------------------------------  --------------------------------------------------------
Point Pedernales Gas
 Plant                     CA      Torch Energy Marketing Inc                 13                 4.5              19.70%


Snyder Gas                         Torch Energy
Plant                      TX      Marketing Inc.                             60                  12              11.98%

Diamond M-                         Exxon Company,
Sharon Ridge                       U.S.A.
Gas Plant (1)              TX                                                 (1)                 (1)                (1)

Monroe Gas                         West Monroe Gas
Gathering                          Gathering Corp., a
System(2)                  LA      Subsidiary of the                          (2)                 (2)               100%
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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

     The successful acquisition of producing properties requires an assessment of recoverable reserves, exploration and exploitation potential, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors beyond the Company's control. In connection with such an assessment, the Company performs a review of the properties that it believes to be generally consistent with industry practices. Nonetheless, the resulting assessments are inexact and their accuracy is inherently uncertain, and such a review may not reveal all existing or potential problems, nor will it necessarily permit the Company to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. In addition, sellers of properties may be unwilling or financially unable to indemnify the Company for known liabilities at the time of an acquisition.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

    Substantial Capital Requirements

     The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with cash generated by operations, proceeds from bank borrowings and sales of its Common Stock. The Company believes that it will have sufficient cash flows provided by operating activities, the proceeds of the equity offerings and borrowings under the Senior Credit Facility to fund such planned capital expenditures. If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

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

    Administrative Services Agreement; Reliance on Torch

     The Company currently has nine employees. The Company is party to an administrative services agreement ("Administrative Services Agreement") with Torch, pursuant to which Torch performs certain administrative and technical functions for the Company, including financial, accounting, legal, geological, engineering and technical support. The Company believes that its relationship with Torch provides the Company with access to professional, technical and administrative personnel not otherwise available to a company of its size. Bellwether believes that if the Administrative Services Agreement were terminated Bellwether could, over time, hire experienced personnel and acquire the accounting and reporting systems and other assets

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

necessary to replace Torch. However, the unanticipated termination of the Administrative Services Agreement could have a material adverse effect upon the Company. The Administrative Services Agreement may be terminated by Bellwether upon one year's prior notice and may not be terminated by Torch prior to December 31, 1999.

    Conflicts of Interest

     Torch also renders administrative services to Nuevo Energy Company ("Nuevo"), a publicly traded independent oil and gas company and may manage or render management or administrative services for other energy companies in the future. These services may include the review and recommendation of potential acquisitions. It is possible that conflicts may occur between Nuevo and Bellwether in connection with possible acquisitions or otherwise in connection with the services rendered by Torch. Although the Administrative Services Agreement provides for procedures to reconcile conflicts of interest between Nuevo and the Company, no assurances can be made that such procedures will fully protect the Company from losses which may occur if a conflict between the Company and Nuevo arises.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

    Shortages of Rigs, Equipment, Supplies and Personnel

    Currently, there is a general shortage of drilling rigs, equipment and supplies which the Company believes may intensify. The costs and delivery times of rigs, equipment and supplies are substantially greater than in prior periods and are currently escalating. Shortages of drilling rigs, equipment or supplies could delay and adversely affect the Company's exploration and development operations, which could have a material adverse effect on its financial condition and results of operation.

    The demand for, and wage rates of, qualified rig crews have begun to rise in the drilling industry in response to the increasing number of active rigs in service. Such shortages have in the past occurred in the industry in times of increasing demand for drilling services. If the number of active drilling rigs continues to increase, the oil and gas industry may experience

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

shortages of qualified personnel to operate drilling rigs, which could delay the Company's drilling operations and adversely effect the Company's financial condition and results of operations.

ITEM 3.  LEGAL PROCEEDINGS

    Cause No. C-4417-96-G; A.R. Guerra, et al. V. Eastern Exploration, Inc., et al.; In the 370th Judicial District Court of Hidalgo County, Texas

    On October 11, 1996, Plaintiffs filed suit in Hidalgo County, Texas, naming Eastern Exploration, Inc., ("Eastern"), Rebel Drilling, L.P., Southwest Gas Supply, Inc., and Bellwether Exploration Company (the "Company") as Defendants. Plaintiffs seek recovery of compensatory royalties in the amount of $3.3 million under the offset and compensatory royalty provisions of a 648-Acre Lease entered into between Plaintiffs, as Lessors, and Eastern, as Lessee, a lease in which the Company's predecessor, Hampton Resources Corporation, acquired a partial interest by assignment. Plaintiffs also included a separate claim for damages from an alleged breach of the bonus provisions of an entirely distinct and unrelated Top Lease Agreement. The Company believes that Plaintiffs claims for compensatory royalties under the 648-Acre Lease, and Plaintiffs' claims for recovery of damages for alleged breach of the bonus provisions of the Top Lease Agreement, are without merit, and the Company has filed a Motion for Summary Judgement with the Court seeking dismissal of the claims. The Company's Motion for Summary Judgement is pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A Proxy statement was sent to all shareholders of record on October 10, 1997 for the following matters which were voted on at the Annual Meeting of Stockholders held on November 21, 1997:

1. To elect the nominees of the Board of Directors to serve until their successors are duly elected and qualified. The following sets forth the votes cast for each director:


      DIRECTORS                        FOR                   WITHHOLD
--------------------------    ---------------------     -------------------
J. P. Bryan                          10,776,441                  98,557
J. Darby Sere'                       10,776,441                  98,557
C. Barton Groves                     10,775,641                  99,357
Dr. Jack Birks                       10,781,341                  98,657
Vincent H. Buckley                   10,781,341                  98,657
Habib Kairouz                        10,775,141                  99,857
A. K. McLanahan                      10,780,841                  94,157
Townes G. Pressler                   10,775,641                  99,357
Charles C. Green, III                10,775,141                  99,857

2. To consider and act upon a proposal to ratify and approve the Board of Directors' adoption of an amendment to increase the number of shares of the Company's Common Stock available for distribution under the Bellwether Exploration Company 1996 Stock Incentive Plan. There were 9,110,937 votes for the proposal, 1,740,106 against the proposal and 23,955 abstained.

3. To consider and act upon a proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

    for the period ending December 31, 1997. There were 10,841,978 votes cast for the proposal, 25,374 against the proposal and 7,646 abstained.

    No other matters were brought before the meeting.

    A copy of the Proxy Statement was filed with the Securities and Exchange Commission on October 22, 1997 and is incorporated herein by reference.


                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the NASDAQ National Market (Symbol:
BELW). There were approximately 1,095 stockholders of record as of March 20, 1998. The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates that cash flows will be used for continued growth in Company operations. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Note 8 of the Notes to Consolidated Financial Statements). The following table sets forth the range of the high and low sales prices, as reported by the NASDAQ for Bellwether common stock for the periods indicated.

                             Sales Price
                         -------------------
                          High       Low
                         ------  -----------
  Quarter Ended:

   September 30, 1995    $ 6.25        $5.00
   December 31, 1995     $ 6.13        $4.06
   March 31, 1996        $ 7.00        $5.00
   June 30, 1996         $ 8.00        $5.50

   September 30, 1996    $ 6.88        $4.38
   December 31, 1996     $ 9.00        $5.63
   March 31, 1997        $11.50        $7.88
   June 30, 1997         $10.25        $7.25

   September 30, 1997    $15.38        $9.08
   December 31, 1997     $14.88        $9.75


                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company should be read in conjunction with the Consolidated Financial Statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                                       (Unaudited)
                                         Six Month      Six Month
                                         Transition      Period
                                        Period Ended     Ended
                                          Dec. 31,      Dec. 31,                  Fiscal Years Ended June 30,
                                          ---------     -------     ----------------------------------------------------------
                                             1997         1996       1997(1)       1996       1995(2)      1994(3)      1993
                                          ---------     -------     --------     -------     --------     --------     -------
Gas revenues...........                    $ 26,755     $ 6,759     $ 24,202     $ 9,856      $ 4,864     $  2,620     $ 1,807
Oil revenues...........                      17,408       3,087       14,865       5,810        3,643        1,086       1,708
Gas plant and gas
  gathering revenues,
  net..................                         804       2,052        3,330       3,534        4,627        2,917          23
Interest and other
  income..............                          609          54          363         116           97           63         116
                                          ---------     -------     --------     -------     --------     --------     -------
 Total revenues.......                       45,576      11,952       42,760      19,316       13,231        6,686       3,654

Production expenses...                       13,836       3,061       11,437       5,317        2,856        1,294       1,273
General and
  administrative
  expenses............                        3,748       1,452        4,042       3,013        2,739        1,234         787
Depreciation,
  depletion and
  amortization........                       16,352       4,167        15,574      8,148        5,269        2,489       1,455
Interest expense......                        5,978         520         4,477      1,657        1,245          721          77
Provision for income
  taxes...............                        2,114       1,018         2,585         46            9          ---          21
Other expenses........                          ---         ---           ---        153          172          134         ---
                                          ---------     -------     --------     -------     --------     --------     -------
 Total expenses.......                       42,028      10,218       38,115      18,334       12,290        5,872       3,613
                                          ---------     -------     --------     -------     --------     --------     -------

Net income............                    $   3,548     $ 1,734     $  4,645     $   982     $    941     $    814     $    41
                                          =========     =======     ========     =======     ========     ========     =======

Earnings per  common
  share...............                    $    0.26     $  0.19     $   0.46     $  0.11     $   0.12     $   0.35     $  0.02
Earnings per common
  share- diluted......                    $    0.25     $  0.19     $   0.45     $  0.11     $   0.12     $   0.33     $  0.02

Working capital.......                    $  13,964     $ 4,357     $ 22,783     $ 5,168     $ (1,246)    $   (249)    $   415

Long-term debt, net
  of current maturities                   $ 100,000     $11,000     $115,300     $13,048     $ 18,525     $ 12,797     $ 1,000

Stockholders equity...                    $  91,669     $48,751     $ 87,924     $46,597     $ 45,447     $ 18,372     $10,770

Total assets..........                    $ 214,757     $68,982     $222,648     $67,225     $ 74,650     $ 35,870     $12,480

________________
(1)  Includes operations of the Partnership Transactions beginning April 1,
     1997.
(2) Reflects operations from Odyssey and Hampton mergers beginning August 1994 and February 1995, respectively.
(3) Includes operations of the gas plant and Associated Gas Resources Inc. from dates of acquisition in July and December 1993, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Bellwether is an independent energy company primarily engaged in the acquisition, exploitation, development and exploration of oil and gas properties. The Company has grown and diversified its operations primarily through acquisitions and the subsequent development of the acquired properties. The Company's results of operations have been significantly affected by its success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation activities.

      In April 1997, the Company purchased oil and gas properties and $13.9 million of working capital from affiliates of Torch for an adjusted purchase price at closing of $145.2 million, including a contingent payment of $3.4 million, the amount of which was based on 1997 gas prices. The acquisition was recorded effective April 1, 1997 and the operations of the Company include the Partnership Transactions from that date. The Partnership Transactions were financed with $34.1 million of net proceeds of a Common Stock offering, $97.0 million net proceeds of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and borrowings under a new credit facility ("New Credit Facility"). In addition, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase 100,000 shares at $9.90 per share for advisory services rendered the Partnership Transactions. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

      On February 28, 1995, Bellwether acquired Hampton Resources Corporation ("Hampton") by merger for $17.0 million in cash and approximately 1.0 million shares of Common Stock.

      In August 1994, Bellwether acquired, by merger, certain of the assets, liabilities and properties of Odyssey Partners, Ltd. ("Odyssey"), in exchange for 0.9 million shares of Common Stock and $5.6 million in cash.

      In order to facilitate greater comparability with its peer group by the financial community, the Company changed its fiscal year to align with the calendar year, beginning January 1, 1998. The six-month transition period of July 1, 1997 through December 31, 1997 ("transition period") precedes the start of the new fiscal year. The unaudited financial information for the six months ended December 31, 1996 ("prior period") is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for fair presentation.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


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

Financing Activities

  The Company's outstanding indebtedness totals $100 million at December 31, 1997; all 10 7/8% Senior Subordinated Notes due in 2007.

          In April 1997, the Company entered into a senior revolving unsecured credit facility in an amount up to $90.0 million, with a current borrowing base of $75.0 million, and a maturity date of March 31, 2002. Bellwether may elect an interest rate based either on a margin plus London Interbank Offered Rate ("LIBOR") or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility, including $22.0 million to retire indebtedness previously outstanding. As of December 31, 1997, no amounts were outstanding under the Senior Credit Facility. The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

          In October 1996, the Company entered into a syndicated credit facility in an amount up to $50.0 million with an initial borrowing base of $27.0 million, to be re-determined semi-annually. This credit facility was unsecured and was retired in April 1997. In February 1995, the Company entered into a credit facility with a commercial bank providing an initial borrowing base of $29.8 million. The borrowings under the credit facility were secured by the Company's interest in oil and gas properties, a gathering system and two gas plants. The Credit Facility was retired in October 1996.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

          The net proceeds from the issuance of the Notes and the common stock and advances under the Senior Credit Facility of $33.3 million were used to finance the acquisition of oil and gas properties in the amount of $145.2 million, including $13.9 million in working capital, and to retire $22.0 million of the Company's existing debt.

Liquidity and Capital Resources

          The Company's principal sources of capital for the last three years and for the six month transition period have been the sale of Notes, borrowings under bank credit facilities, the public sale of common stock and cash flow from operations. The Company sold $100 million in Notes in fiscal 1997. Borrowings from banks were $1.5 million, $57.3 million and $26.8 million for the transition period 1997 and fiscal years ended June 30, 1997 and 1995, respectively. The Company issued 4.4 million shares of common stock in a public offering in April 1997 for net proceeds of $34.1 million and 3.4 million shares in a public offering in fiscal 1995 for net proceeds of $17.2 million. Cash flow from operations before change in assets and liabilities totaled $21.8 million, $23.3 million, $9.1 million and $6.4 million for the transition period 1997 and fiscal years 1997, 1996 and 1995, respectively. The increase in cash flow from operations before changes in assets and liabilities resulted primarily from acquisitions made since 1994. In addition, during March 1996, the Company agreed to assume the purchase obligation under a gas contract in the West Monroe field in Louisiana in exchange for a cash payment of $9.9 million. In a series of transactions from May through December 1997, the Company divested non-core assets representing approximately 10% of its estimated net proved reserves for $24.3 million.

          The Company's primary uses of capital have been to fund acquisitions and to fund its exploration and development projects. Acquisitions, net of working capital acquired, totaled $5.5 million, $140 million and $38.3 million for transition period 1997, fiscal 1997 and fiscal 1995, respectively. The Company's expenditures for exploration and development of its oil and gas properties totaled $13.7 million, $15.6 million, $6.4 million and $3.4 million for the transition period ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

          Outlook

          The Company has adopted a $42 million capital budget for the year ending December 31, 1998 primarily for development and exploratory drilling activities. The Company believes its working capital and net cash flows provided by operating activities are sufficient to meet these capital commitments. Additionally, the Company currently has a $75.0 million borrowing base under its Senior Credit Facility with no outstanding borrowings at December 31, 1997. The Company is reviewing several acquisitions, any one of which could materially exceed the planned capital expenditure levels. It is anticipated that such acquisitions, if consummated, would be funded through additional borrowings and/or the issuance of securities.

          Currently, there is a general shortage of drilling rigs, equipment and supplies which the Company believes may intensify. The costs and delivery times of rigs, equipment and supplies are substantially greater than in prior periods and are currently escalating. Shortages of drilling rigs, equipment or supplies could delay and adversely affect the Company's exploration and development

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

operations, which could have a material adverse effect on its financial condition and results of operation.

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

          The Company's results of operations and cash flow are affected by changing oil and gas prices. Increases in oil and gas prices often result in increased drilling activity, which in turn increases the demand for and cost of exploration and development. Thus, increased prices may generate increased revenue without necessarily increasing profitability. These industry market conditions have been far more significant determinants of Company earnings than have macroeconomic factors such as inflation, which has had only minimal impact of Company activities in recent years. While it is impossible to predict the precise effect of changing prices and inflation on future Company operations, the short-lived nature of the Company's gas reserves makes it more possible to match development costs with predictable revenue streams than would long-lived reserves. No assurance can be given as to the Company's future success at reducing the impact of price changes in the Company's operation results.

          World crude prices have declined significantly, although world production is operating at 97% of capacity. The primary reasons for this decline are 1) increased Organization of Petroleum Exporting Countries ("OPEC") production, 2) increased non-OPEC production, 3) decreased demand due to Southeast Asia economic collapse and 4) decreased demand resulting from a mild winter in the Northern Hemisphere. West Texas Intermediate (NYMEX) has declined by 31% from the 1997 average and heavy crude postings in California have declined by 53% from the 1997 average. During the first quarter of 1998, California has been impacted more than the rest of the United States by refining turnarounds and the Southeast Asia economy. At this time the Company does not feel a write-down in the book value of capitalized costs of oil and gas properties will be necessary at the end of the first quarter of 1998; however, if oil prices continue this decline a write-down may be necessary in future periods.

          The Company's technical services provider, Torch, plans to upgrade all major financial and administrative systems to ensure that such systems are Year 2000 compliant. The Year 2000 problem results from data storage of date information truncating to two places, i.e. 1998 stored as 98. Currently all programs storing year information as such recognize the year 2000 as 00 (or
1900). Torch is approaching the Year 2000 project in three steps: 1) awareness and assessment, 2) conversion or implementation and 3) validation and testing. Management does not believe that costs incurred to address the Year 2000 issue with respect to its financial and administrative systems will have a material impact on the Company's future financial results or operations. At this time, the Company is uncertain as to the impact that the Year 2000 issue will have on its operational information systems and as to how the Company will be indirectly affected by the impact that the Year 2000 issue will have on the companies with which it conducts business.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

     For comparability with annual periods, amounts discussed in this section regarding the six month transition period 1997 have been annualized. These amounts are only estimates and may not be indicative of twelve month's operating results. The table below recaps the major components of financial and operating performance to be discussed (amounts in thousands):

                                                   Annualized (1)
                                                    Transition                 Fiscal              Fiscal              Fiscal
                                                    Period 1997                 1997                1996                1995
                                             -----------------------      ---------------     ---------------     ---------------
Oil and gas revenues                                         $88,326              $39,067             $15,666          $    8,507
Gas plant revenues,net                                         1,608                3,330               2,577               2,674
Gas gathering revenue, net                                       ---                  ---                 957               1,953
Interest and other                                             1,218                  363                 116                  97
                                             -----------------------      ---------------     ---------------     ---------------

Total revenue                                                 91,152               42,760              19,316              13,231

Production expenses                                           27,672               11,437               5,317               2,856
Depreciation,depletion and
 amortization                                                 32,704               15,574               8,148               5,269
General and administrative
 expenses                                                      7,496                4,042               3,013               2,739
Income taxes and other                                         4,228                2,585                 199                 181
Interest expense                                              11,956                4,477               1,657               1,245
                                             -----------------------      ---------------     ---------------     ---------------
Net income                                                   $ 7,096              $ 4,645             $   982          $      941
                                             =======================      ===============     ===============     ===============

Production
 Oil and condensate(MBBLS)                                     2,108                  854                 334                 216
 Natural gas (MMCF)                                           22,386               10,552               5,099               2,932
 Oil equivalent (MBBLS)                                        5,839                2,613               1,184                 705

Average sales price (2)
 Oil and condensate (per
 barrel)                                                     $ 16.34              $ 17.41             $ 17.81          $    16.89
 Natural gas (per MCF)                                       $  2.55              $  2.29             $  2.02          $     1.66

Average unit production
 costs per equivalent
 barrel (6 MCF equal 1
 barrel)                                                     $  4.74              $  4.38             $  4.49          $     4.05

Average unit general and
 administrative expense
 per equivalent barrel (3)                                   $  1.28              $  1.38             $  2.04          $     2.49

Average unit depletion rate
 per equivalent barrel(4)                                    $  5.42              $  5.62             $  5.86          $     5.52
_________

(1) Annualized amounts were computed by multiplying Transition Period 1997 components by 2
(2) Average sales price is exclusive of the effect of natural gas and crude oil price hedges
(3) Exclusive of general and administrative expenses allocated to gas plants and gas gathering facilities
(4)  Exclusive of depreciation on gas plants

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     Operations of the gas plant and the gathering system are summarized as follows:

                                                         Annualized
                                                     Transition Period            Fiscal         Fiscal          Fiscal
                                                             1997                  1997           1996            1995
                                                    -------------------          --------       --------         -------
Plant product sales volume (MBBLS)....                            218                319                321         382
Average product sales price per
  barrel..............................                         $14.45             $16.77             $13.01      $11.96
Gathering system throughput (MMCF per
  day)................................                            ---                ---                4.0(1)      4.1

___________
(1) Represents operations from July 1995 through February 1996. Subsequent to February 1996, the Company ceased recognition of such operations following the Company's assumption of a gas purchase contract and receipt of $9.9 million. (See Note 2 of Notes to Consolidated Financial Statements).

     Annualized Transition Period 1997 Compared with Fiscal 1997:

     Oil and gas revenues were $88.3 million for the annualized transition period 1997, an increase of 126% over the fiscal year ended June 30, 1997. This increase is due to a full year of production from the Partnership Transaction which closed in the fourth quarter of fiscal 1997. Annualized production on a BOE basis increased 124% to 5,839 equivalent barrels in the transition period compared to 2,613 equivalent barrels of production in fiscal 1997.

     During the period, the volatility of oil and gas prices also directly impacted revenues. Most significantly, natural gas prices increased in the transition period 1997 to $2.55 per Mcf from $2.29 per Mcf in fiscal 1997. During the transition period 1997 and fiscal 1997, the Company utilized various hedging transactions to manage a portion of the risks associated with natural gas and crude oil price volatility. As a result of these hedges, oil and gas revenues were reduced by $1.6 million in the transition period 1997 and by $18,000 in fiscal 1997.

     Gas plant revenues were $4.1 million in the annualized transition period 1997, a decrease of 39% from fiscal 1997 gas plant revenues. The decrease, prior to annualization, was due to a 10 day shut-down of the plant in September to install an amine unit and a two week shut-down in December to repair the insulation in the incinerator. Gas plant throughput is currently back to 10 MMCFD and no material future shut-downs are anticipated. Also, contributing to the decline in the annualized transition period 1997 gas plant revenues was a 14% decline from fiscal 1997 in plant liquids prices. Annualized gas plant expenses were $2.5 million in the transition period 1997 as compared to $3.3 million during fiscal 1997. The decrease in expenses is attributable to the plant shut-downs.

     Production expenses for the annualized transition period 1997 were $27.7 million, an increase of 142% over the fiscal 1997 amount. Primarily, the increase is due to inclusion of the Partnership Transaction for all of transition 1997, while fiscal 1997 amounts reflect only one quarter for the Partnership Transaction. In addition, production expenses for the annualized transition period increased to $4.74 per equivalent barrel versus $4.38 per equivalent barrel in fiscal 1997. The increase in the per unit rate results from the suspension of production, but not production expenses, at the Point

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Pedernales field for most of the last quarter of the transition period and from out of period expenses recorded within the annualized 1997 transition period.

     Depreciation, depletion and amortization for the annualized transition period 1997 increased 110% to $32.7 million. Increased production due to the Partnership Transaction, partially offset by a $.20 decrease in the depletion rate, in transition period 1997 caused the variance to fiscal 1997 depreciation, depletion and amortization.

     General and administrative expenses increased from $4.0 million in fiscal 1997 to $7.5 million in annualized transition period 1997. The increase is primarily due to increased management fees resulting from the Partnership Transaction. Management fees are based on the Company's net assets and operating cash flows.

     Annualized interest expense increased 167% to $12 million from $4.5 million in fiscal 1997. The increase is primarily due to interest attributable to the $100 million of 10 7/8% Senior Subordinated Notes issued April 1997.

     Fiscal 1997 Compared to Fiscal 1996:

     Oil and gas revenues were $39.1 million in fiscal 1997, an increase of 149% over the fiscal year ended June 30, 1996. This increase is largely attributable to a 120.6% increase in equivalent production in 1997 resulting primarily from the Partnership Transaction.

     In addition, natural gas prices increased 13% to $2.29 per Mcf in fiscal 1997 as compared to $2.02 per Mcf in fiscal 1996. As a result of natural gas and crude oil hedging activities, oil and gas revenues were reduced by $18,000 in fiscal 1997 and by $560,000 in fiscal 1996.

     Gas plant revenues were $6.7 million in fiscal 1997, an increase of 26% over prior year revenues of $5.3 million. Contributing to this increase were increases in plant liquid prices of 29% over the prior year.

     There were no gas gathering revenues in fiscal 1997 due to the Company's agreement in February 1996 to assume payment obligations under a gas purchase contract and its decision to cease recognition of income from gas gathering operations.

     Production expenses for fiscal 1997 totaled $11.4 million, as compared to $5.3 million in fiscal 1996. The 115% increase in production expenses in fiscal 1997 was attributable to increased production from the Partnership Transaction.

     Depreciation, depletion and amortization increased 93% to $15.6 million in fiscal 1997 versus $8.1 million in fiscal 1996. Such increase was attributable to higher production from the Partnership Transaction, offset by a 4% decrease in the depletion rate per net equivalent barrel as a result of the Partnership Transaction.

     General and administrative expenses increased in 1997 to $4.0 million from $3.0 million in fiscal 1996. The absolute increase is attributable to the increased management fee resulting from the April 1997 Partnership

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Transaction. General and administrative expenses on an equivalent basis actually decreased from $2.04 per equivalent barrel in fiscal 1996 to $1.38 per equivalent barrel in fiscal 1997.

     Interest expense increased 170% to $4.5 million in fiscal 1997 from $1.7 million in fiscal 1996. The increase is due to the Company issuing $100 million of 10 7/8% Senior Subordinated Notes in April 1997.

     Fiscal 1996 Compared to Fiscal 1995:

     Oil and gas revenues for fiscal 1996 were $15.7 million, or 85% higher than fiscal 1995 oil and gas revenues of $8.5 million. Higher equivalent production of 68% in 1996 was principally responsible for the increase. The increased production was attributable to the Company's mergers with Odyssey and Hampton completed during fiscal 1995.

     Volatility of oil and gas prices also directly impacted revenues. Crude oil prices increased 5% to 17.81 per barrel in fiscal 1996 compared to $16.89 per barrel in fiscal 1995. Natural gas prices increased 22% to $2.02 per Mcf in fiscal 1996 compared to $1.66 per Mcf in fiscal 1995.

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

     The 86% increase in production expenses in fiscal 1996 over fiscal 1995 was attributable to the Odyssey and Hampton mergers. Such mergers were included in operations for only ten and four months, respectively, in fiscal 1995.

     Depreciation, depletion and amortization increased in fiscal 1996 to $8.1 million from $5.3 million in fiscal 1995 as a result of increased production from the Odyssey and Hampton mergers mentioned above. In addition, the rate increased $.34 to $5.86 per BOE for fiscal 1996.

Net Income

     Annualized net income of $7.1 million was generated in transition 1997 as compared to $4.6 million, $1 million, and $.9 million in fiscal 1997, 1996, and 1995, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Other Matters

     Dividends

     At present, there is no plan to pay dividends on common stock. Certain restrictions contained in the Company's loan agreements limit the amount of dividends which may be declared. The Company maintains a policy of reinvesting its discretionary cash flows for the continued growth in Company operations.

     Gas Balancing Positions

     It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas. The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The settlement or disposition of gas balancing positions as of December 31, 1997 is not anticipated to adversely impact the financial condition of the Company.

     Derivative Financial Instruments

     The Company periodically uses derivative financial instruments to manage oil and gas price risk. At December 31, 1997, the Company has entered into a contract to hedge 1,000 barrels of crude oil per day at a Nymex price of $21.80 per barrel for January through March 1998.

     Financial Accounting Standards Board Statement No. 128

     Effective December 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.). Additionally, SFAS No. 128 replaces fully diluted EPS with diluted EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company's dilutive securities include stock options and warrants. The assumed conversion of these securities is anti-dilutive for a period if the option or warrant exercise price exceeds the average market price for the periods. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is included in Note 6 of Notes to Consolidated Financial Statements. In accordance with SFAS No. 128, the Company retroactively restated all prior period EPS data (including interim EPS) included in these financial statements and footnotes. The retroactive impact of adopting SFAS 128 is immaterial.

     Financial Accounting Standards Board Statement No. 130

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components. The components of comprehensive

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

     Financial Accounting Standards Board Statement No. 131

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for periods beginning after December 15, 1997, at which time the Company will adopt the provisions. The Company does not expect SFAS 131 to have a material effect on its reported results.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                       PAGE
                                                                      NUMBER
                                                                      ------
Independent Auditors' Report.........................................  36

Financial Statements:

 Consolidated Balance Sheets as of December 31, 1997,
  June 30, 1997 and 1996.............................................  37

 Consolidated Statements of Operations for the Periods Ended
  December 31, 1997, December 31, 1996 (unaudited), June 30, 1997,
  1996 and 1995......................................................  39

 Consolidated Statements of Changes in Stockholders' Equity for the
  Periods Ended December 31, 1997, June 30, 1997, 1996 and 1995......  40

 Consolidated Statements of Cash Flows for the Periods Ended
  December 31, 1997, June 30, 1997, 1996 and 1995....................  41

 Notes to Consolidated Financial Statements..........................  43

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Bellwether Exploration Company and Subsidiaries:



We have audited the accompanying consolidated balance sheets of Bellwether Exploration Company and subsidiaries as of December 31, 1997 and June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the six month period ended December 31, 1997 and for each of the years in the three year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bellwether Exploration Company and subsidiaries as of December 31, 1997 and June 30, 1997 and 1996, and the results of their operations and their cash flows for the period ended December 31, 1997 and each of the years in the three year period ended June 30, 1997, in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP

Houston, Texas
February 24, 1998

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Amounts in thousands)





                                                         DECEMBER 31,                   JUNE 30,                  JUNE 30,
                                                             1997                         1997                      1996
                                                     ----------------------      --------------------      --------------------
CURRENT ASSETS:

Cash and cash equivalents.......................                   $  2,699                  $ 15,341                  $    783
Accounts receivable and accrued
   revenues.....................................                     18,293                    16,795                     5,990
Accounts receivable  related parties............                      4,645                     1,836                     1,417
Prepaid expenses................................                      3,240                     1,759                       314
                                                     ----------------------      --------------------      --------------------
    Total current assets........................                     28,877                    35,731                     8,504
                                                     ----------------------      --------------------      --------------------

PROPERTY, PLANT AND EQUIPMENT, AT
   COST:

Oil and gas properties (full cost)  method)
 including
   Unproved properties of $6,469,
   $4,500, and $13,453 excluded from
   amortization as of December 31,
   1997 and June 30, 1997 and 1996,                                 250,227                   233,175                    76,043
   respectively.................................
Gas plant facilities............................                     16,717                    12,924                    12,840
                                                     ----------------------      --------------------      --------------------
                                                                    266,944                   246,099                    88,883
Less accumulated depreciation,
   depletion and amortization...................                    (86,811)                  (65,097)                  (30,748)
                                                     ----------------------      --------------------      --------------------
                                                                    180,133                   181,002                    58,135
                                                     ----------------------      --------------------      --------------------

OTHER ASSETS....................................                      5,747                     5,915                       586
                                                     ----------------------      --------------------      --------------------

                                                                   $214,757                  $222,648                  $ 67,225
                                                     ======================      ====================      ====================



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                (Amounts in thousands, except share information)

                                                       DECEMBER 31,                June 30,                  June 30,
                                                           1997                      1997                      1996
                                                 ----------------------     ---------------------     ---------------------
CURRENT LIABILITIES:

Accounts payable and accrued
   liabilities...................................              $ 14,241                  $ 12,739                   $ 2,634
Accounts payable  related parties................                   672                       209                       702
                                                    -------------------     ---------------------     ---------------------
     Total current liabilities...................                14,913                    12,948                     3,336
                                                    -------------------     ---------------------     ---------------------

LONG-TERM DEBT...................................               100,000                   115,300                    13,048

DEFERRED INCOME TAXES............................                 7,106                     5,521                     2,861

OTHER LIABILITIES................................                 1,069                       955                     1,383

CONTINGENCIES....................................                   ---                       ---                       ---

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value,
   1,000,000 shares authorized, none
   issued or outstanding.........................                   ---                       ---                       ---

Common stock, $0.01 par value,
   30,000,000 shares authorized,
   13,891,465, 13,844,965 and
   9,075,479 shares issued and
   outstanding at December 31, 1997
   and at June 30, 1997 and 1996,
   respectively..................................                   139                       139                        91
Additional paid-in capital.......................                78,470                    78,273                    41,639
Retained earnings................................                13,060                     9,512                     4,867
                                                    -------------------     ---------------------     ---------------------
Total stockholders' equity.......................                91,669                    87,924                    46,597
                                                    -------------------     ---------------------     ---------------------

                                                               $214,757                  $222,648                   $67,225
                                                    ===================     =====================     =====================



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                            Six Month          (Unaudited)
                                            Transition          Six Month
                                           Period Ended        Period Ended
                                           December 31,        December 31,       Fiscal Year Ended June 30,
                                       --------------------   -------------  ---------------------------------
                                              1997                 1996           1997       1996       1995
                                       --------------------  --------------  -----------  ---------  ---------
REVENUES:
  Gas revenues....................                  $26,755         $ 6,759      $24,202    $ 9,856    $ 4,864
  Oil revenues....................                   17,408           3,087       14,865      5,810      3,643
  Gas plant revenues, net.........                      804           2,052        3,330      2,577      2,674
  Gas gathering revenues, net.....                      ---             ---          ---        957      1,953
  Interest and other income.......                      609              54          363        116         97
                                       --------------------  --------------  -----------  ---------  ---------
                                                     45,576          11,952       42,760     19,316     13,231
                                       --------------------  --------------  -----------  ---------  ---------

COSTS AND EXPENSES:

  Production expenses.............                   13,836           3,061       11,437      5,317      2,856
  General and administrative
      expenses....................                    3,748           1,452        4,042      3,013      2,739
  Depreciation, depletion and
    amortization..................                   16,352           4,167       15,574      8,148      5,269
  Interest expense................                    5,978             520        4,477      1,657      1,245
  Other expenses..................                      ---             ---          ---        153        ---
                                       --------------------  --------------  -----------  ---------  ---------
                                                     39,914           9,200       35,530     18,288     12,109
                                       --------------------  --------------  -----------  ---------  ---------

Income before income taxes and
        minority interest.........                    5,662           2,752        7,230      1,028      1,122

Provision for income taxes........                    2,114           1,018        2,585         46          9

Minority interest in gas plant
      ventures....................                      ---             ---          ---        ---        172
                                       --------------------  --------------  -----------  ---------  ---------

Net income........................                  $ 3,548         $ 1,734      $ 4,645    $   982    $   941
                                       ====================  ==============  ===========  =========  =========

Net income per share..............                    $0.26           $0.19        $0.46      $0.11      $0.12
                                       ====================  ==============  ===========  =========  =========

Net income per share-diluted
 diluted..........................                    $0.25           $0.19        $0.45      $0.11      $0.12
                                       ====================  ==============  ===========  =========  =========

Weighted average common shares
      outstanding  primary........                   13,876           9,118       10,201      9,052      7,716
                                       ====================  ==============  ===========  =========  =========

Weighted average common shares
      outstanding  diluted........                   14,446           9,139       10,261      9,114      7,734
                                       ====================  ==============  ===========  =========  =========



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES



                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)


                            COMMON STOCK           PREFERRED STOCK   ADDITIONAL                   TREASURY STOCK
                           ---------------         ---------------     PAID-IN    RETAINED        ---------------
                           SHARES   AMOUNT      SHARES       AMOUNT    CAPITAL    EARNINGS      SHARES       AMOUNT      TOTAL
                           ------   ------      ------       ------  ----------   --------      ------       ------     -------
Balance June 30, 1994....   3,737     $ 37         ---          ---     $15,490    $ 2,944          15         $(99)    $18,372
Shares issued in public
 stock offering..........   3,400       34         ---          ---      17,204        ---         ---          ---      17,238
Cancellation of
 treasury stock..........     (15)     ---         ---          ---         ---        ---         (15)          99          99
Shares issued in merger
 with Odyssey Partners,
 Ltd.....................     917        9         ---          ---       3,944        ---         ---          ---       3,953
Shares issued in merger
 with Hampton
 Resources Corporation...   1,006       10         ---          ---       4,834        ---         ---          ---       4,844
Net earnings.............     ---      ---         ---          ---         ---        941         ---          ---         941
                           ------   ------      ------       ------  ----------   --------      ------       ------     -------

Balance June 30, 1995....   9,045       90         ---          ---      41,472      3,885         ---          ---      45,447
Stock options
 exercised...............      30        1         ---          ---         167        ---         ---          ---         168
Net earnings.............     ---      ---         ---          ---         ---        982         ---          ---         982
                           ------   ------      ------       ------  ----------   --------      ------       ------     -------

Balance June 30, 1996....   9,075       91         ---          ---      41,639      4,867         ---          ---      46,597
Shares issued in public
 stock offering, net of
 offering costs..........   4,687       47         ---          ---      36,169        ---         ---          ---      36,216
Stock options
 exercised...............      83        1         ---          ---         465        ---         ---          ---         466
Net earnings.............     ---      ---         ---          ---         ---      4,645         ---          ---       4,645
                           ------   ------      ------       ------  ----------   --------      ------       ------     -------

Balance June 30, 1997....  13,845      139         ---          ---      78,273      9,512         ---          ---      87,924

Offering costs...........     ---      ---         ---          ---         (96)       ---         ---          ---         (96)
Stock options
 exercised...............      47      ---         ---          ---         293        ---         ---          ---         293
Net earnings.............     ---      ---         ---          ---         ---      3,548         ---          ---       3,548
                           ------   ------      ------       ------  ----------   --------      ------       ------     -------

Balance
  December 31, 1997......  13,892     $139         ---          ---     $78,470    $13,060         ---         $---     $91,669
                           ======   ======      ======       ======  ==========   ========      ======       ======     =======

                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                                 Six Month
                                                                 Transition
                                                                Period Ended
                                                                December 31,              Fiscal Years Ended June 30,
                                                         -------------------------  ------------------------------------
                                                                     1997                1997         1996        1995
                                                         -------------------------  ------------  ------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................                $  3,548     $   4,645     $   982     $    941
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation, depletion and
    amortization.........................................                  16,708        16,044       8,273        5,382
  Minority interest in gas plant
    ventures.............................................                     ---           ---         ---          120
  Deferred taxes.........................................                   1,585         2,562        (183)         ---
                                                         -------------------------  ------------  ------------  --------

                                                                           21,841        23,251       9,072        6,443

Change in assets and liabilities,
  net of acquisition effects:
  Accounts receivable and accrued
    revenues.............................................                  (1,498)        2,941        (668)       1,548
  Prepaid expenses.......................................                  (1,481)         (638)         25          117
  Accounts payable and accrued expenses..................                   1,502         4,438          84       (2,047)
  Due (to) from affiliates...............................                  (2,346)        5,738        (791)        (633)
  Other..................................................                     (57)       (6,447)       (237)        (145)
                                                         -------------------------  ------------  ------------  --------


NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES.............................................                  17,961        29,283       7,485        5,283
                                                         -------------------------  ------------  ------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and gas properties,
  including working capital of $13,914
  and $5,816 in fiscal years ended June
  30, 1997 and June 30, 1995,
  respectively
  -  Partnership Transactions............................                     ---      (147,909)        ---          ---
  -  Odyssey Petroleum...................................                     ---           ---         ---       (5,374)
  -  Hampton Resources...................................                     ---           ---         ---      (18,168)
  -  Other acquisitions..................................                  (5,486)       (2,005)        ---          ---
Additions to oil and gas properties......................                 (13,727)      (20,811)     (6,934)      (3,497)
Proceeds from sales of properties........................                   5,362        18,775         644          265
Additions to gas plant facilities........................                  (1,632)          (84)        (44)         (87)
Proceeds from gas contract assignment....................                     ---           ---       9,875          ---
Other....................................................                     (17)          (88)          1         (428)
                                                         -------------------------  ------------  ------------  --------

NET CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES...................................                 (15,500)     (152,122)      3,542      (27,289)
                                                         =========================  ============  ============  ========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                             (Amounts in Thousands)

                                                     Six Month
                                                    Transition
                                                   Period Ended
                                                   December 31,                     Fiscal Year Ended June 30,
                                                  -------------     ------------------------------------------------------
                                                       1997              1997                1996                1995
                                                  -------------     --------------        ----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings.......................       $  1,500           $157,300            $  ---               $ 26,773
Net proceeds from issuance of common
  stock........................................            197             35,145               168                 17,238
Payments of long-term debt.....................        (16,800)           (55,048)          (11,500)               (22,369)
                                                  -------------     --------------        ----------          ------------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES.........................     (15,103)              137,397           (11,332)                21,642
                                                  -------------     --------------        ----------          ------------

Net increase (decrease) in cash and
  cash equivalents.............................     (12,642)               14,558              (305)                  (364)
Cash and cash equivalents at beginning
  of period....................................      15,341                   783             1,088                  1,452
                                                  -------------     --------------        ----------          ------------
 CASH AND CASH EQUIVALENTS AT END
  OF PERIOD....................................    $  2,699              $ 15,341          $    783                  1,088
                                                  =============     ==============        ==========          ============


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          The consolidated financial statements include the accounts of Bellwether Exploration Company and its wholly-owned subsidiaries. Snyder Gas Plant Venture and NGL/Torch Gas Plant Venture and their 11.98% and 35.78% investments in the Snyder and Diamond M-Sharon Ridge Gas Plants have been pro rata consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year Change

          In order to facilitate greater comparability with its peer group by the financial community, the Company changed its fiscal year to align with the calendar year, beginning January 1, 1998. The six-month transition period of July 1, 1997 through December 31, 1997 ("transition period") precedes the start of the new fiscal year. The unaudited financial information for the six months ended December 31, 1996 ("prior period") is presented for comparative purposes and includes any adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for fair presentation.


     Oil and Gas Properties

          The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and direct internal costs) are capitalized as incurred. The cost of oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     independent engineering consultants. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Depletion expense per equivalent barrel of production was approximately $5.42 in transition period 1997, $5.62 in fiscal 1997, $5.86 in fiscal 1996 and $5.52 in fiscal 1995. Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such write-down in book value was required at December 1997, June 1997, 1996 or 1995.

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

     Gas Imbalances

          The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The Company had a net imbalance liability, at fair value of $1.7 million

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     and $1.6 million at December 31, 1997 and June 30, 1997, respectively. The Company's net imbalance was immaterial at June 30, 1996 and 1995.

     Financial Accounting Standards Board Statement No. 121

          In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 is effective beginning July 1, 1996 and establishes guidelines for determining and measuring asset impairment and the required timing of asset impairment evaluations. The impact of implementing SFAS 121 was immaterial.

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

     Financial Accounting Standards Board Statement No. 128

          Effective December 1997, the Company retroactively adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 introduces the concept of basic earnings per share, which represents net income divided by the weighted average common shares outstanding without the dilutive effects of common stock equivalents (options, warrants, etc.) Additionally, SFAS No. 128 replaces fully diluted EPS with diluted EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company's dilutive securities include stock options and warrants. The assumed conversion of these securities is anti-dilutive for a period if the option or warrant exercise price exceeds the average market price for the periods. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company's reconciliation is included in Note 6. In accordance with SFAS No. 128, the Company retroactively restated all prior period EPS data (including interim EPS) included in these financial statements and footnotes. The impact of adopting SFAS 128 is immaterial.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Natural Gas and Crude Oil Hedging

          Commodity derivatives utilized as hedges include swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. When a commodity derivative ceases to qualify as a hedge, the change in its fair value is recognized in income currently. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at December 31, 1997 or at June 30, 1997, 1996 or 1995.

          Oil and gas revenues were decreased by $1.6 million in the six month transition period ended December 1997, and by $18,000 and $0.6 million in the fiscal years ended June 1997 and 1996, as a result of such hedging activity. There was no hedging in 1995.

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

     Statements of Cash Flows

          For cash flow presentation purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash for the six month transition period ended December 31, 1997, and the fiscal years ended June 30, 1997, 1996 and 1995, was $5.4 million, $1.5 million, $1.6 million and
     $1.2 million, respectively. Income taxes paid in cash for the transition period ended December 31, 1997 and the fiscal years ended June 30, 1997, 1996, and 1995 were $41,000, $198,000, $126,000, and $9,000, respectively.
     A portion of the purchase price of the Partnership Transactions included the issuance to Torch, as consideration for advisory services, 150,000 shares of the Company's common stock valued at $1.2 million and a warrant to purchase 100,000 shares of common stock at $9.90 per share valued at $300,000. During 1995, a portion of the consideration for the merger of Odyssey Partners, Ltd. and Hampton Resources Corporation, collectively ("the Mergers"), was the assumption of debt of $1.4 million and $4.1 million,

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     respectively. Additionally, common stock with a value of $4.0 million and $4.8 million, respectively, was issued in the Mergers.

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

3.   ACQUISITIONS AND MERGERS

          During the last three fiscal years, the Company has completed the following mergers and acquisitions, all of which were recorded using the purchase method of accounting:

          In April 1997, the Company closed acquisitions of oil and gas properties, totaling $145.2 million including working capital of $13.9 million, from certain partnerships and other entities managed or sponsored by Torch Energy Advisors Incorporated ("Torch"). The acquisitions were financed by the sale of 4.4 million shares of common stock, the sale of $100.0 million of 10-7/8% senior subordinated notes due in 2007 and the use of $33.3 million of a new $90.0 million senior unsecured credit facility (including the repayment of $22.0 million on a then existing credit facility).

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Odyssey's primary areas of operation have been the onshore Gulf Coast region and the Permian Basin area of West Texas and Southeast New Mexico.

          The following table presents the unaudited pro forma results of operations as if the Partnership Transactions had all occurred on July 1, 1995 and July 1, 1996. The Partnership Transactions were accounted for as purchases, and their results of operations are included in the Company's results of operations from the date of acquisition. The Company's pro forma results are based on assumptions and estimates and are not necessarily indicative of the Company's results of operations had the transaction occurred as of July 1, 1995 or 1996, or those in the future (in thousands, except earnings per share).

                                                                        (Unaudited)
                                                        ---------------------------------------------
                                                          Six Month
                                                         Prior Period
                                                            Ended
                                                         December 31,      Fiscal Year Ended June 30,
                                                             1996             1997           1996
                                                        ----------------  -------------  ------------
Revenues.......................                                 $63,311       $120,384       $140,969

Expenses.......................                                  47,689         90,024        104,629
                                                        ----------------  -------------  ------------

Earnings before
  income taxes.................                                  15,622         30,360         36,340

Income taxes...................                                   5,780         11,143         13,112
                                                        ----------------  -------------  ------------

Net earnings...................                                 $ 9,842       $ 19,217       $ 23,228
                                                        ================  =============  ============

Net earnings per
  common share................                                  $  0.71       $   1.40       $   1.68
                                                        ================  =============  ============

Net earnings per
  common share -
  diluted.....................                                  $  0.71       $   1.38       $   1.68
                                                        ================  =============  ============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   GUARANTOR FINANCIAL STATEMENTS

     Consolidating financial statements of the Company and the Guarantor Subsidiaries, (Odyssey Petroleum Company, Black Hawk Oil Company, and 1989-I TEAI Limited Partnership), as guarantors of the Company's 10-7/8% Senior Subordinate Notes due 2007 are presented as follows (See Note 8):

               CONDENSED CONSOLIDATING BALANCE SHEETS  UNAUDITED
                            AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                     GUARANTOR      NONGUARANTOR
                                      BELLWETHER    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                  ---------------  --------------  ---------------  ---------------  -------------

Current assets                          $ 20,135         $ 2,409         $ 1,688         $  4,645         $ 28,877
Property, plant and
  equipment, net                         160,988          15,139          23,174          (19,168)         180,133
Other assets                              48,751             495              33          (43,532)           5,747
                                  ---------------  --------------  ---------------  ---------------  -------------
Total assets                            $229,874         $18,043         $24,895         $(58,055)        $214,757
                                  ===============  ==============  ===============  ===============  =============

Current liabilities                     $  9,851         $ 4,715         $(4,273)        $  4,620         $ 14,913
Long-term debt                           100,000             ---             ---              ---          100,000
Deferred taxes                             6,606             363             137              ---            7,106
Other long-term
  liabilities                              1,488             ---             ---             (419)           1,069
Stockholders' equity
  (deficit)                              111,929          12,965          29,031          (62,256)          91,669
                                  ---------------  --------------  ---------------  ---------------  -------------
Total liabilities and
  stockholders' equity
  (deficit)                             $229,874         $18,043         $24,895         $(58,055)        $214,757
                                  ===============  ==============  ===============  ===============  =============

              CONDENSED CONSOLIDATING INCOME STATEMENTS  UNAUDITED
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                      GUARANTOR      NONGUARANTOR
                                      BELLWETHER    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                  ---------------  --------------  ---------------  ---------------  -------------

Revenues                                 $32,858         $ 6,704           $5,446          $  568          $45,576
Expenses                                  19,462          16,233            4,927            (708)          39,914

Net earnings (loss)
  before income taxes                     13,396          (9,529)             519           1,276            5,662
Income taxes                               1,988             (11)             137             ---            2,114
                                  ---------------  --------------  ---------------  ---------------  -------------
Net earnings (loss)                      $11,408         $(9,518)          $  382          $1,276          $ 3,548
                                  ===============  ==============  ===============  ===============  =============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS  UNAUDITED
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                            GUARANTOR      NONGUARANTOR
                                           BELLWETHER     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                        ---------------  --------------  ---------------   ---------------   -------------
Cash flows from operating
ACTIVITIES
Net income (loss)                            $ 11,408          $(9,518)         $   382          $ 1,276         $  3,548
Non-cash adjustments                             (531)          16,896            1,928              ---           18,293
Changes in assets and
 liabilities                                   (5,581)           2,058             (801)             444           (3,880)
                                        ---------------  --------------  ---------------   ---------------   -------------
Net cash provided by
 operating activities                           5,296            9,436            1,509            1,720           17,961
                                        ---------------  --------------  ---------------   ---------------   -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Additions to oil and
 gas properties and
 facilities                                    (8,444)          (9,454)          (1,244)          (1,720)         (20,862)
Proceeds from sales
 of properties                                  4,349              199              814              ---            5,362
                                        ---------------  --------------  ---------------   ---------------   -------------
Net cash used in investing
 activities                                    (4,095)          (9,255)            (430)          (1,720)         (15,500)
                                        ---------------  --------------  ---------------   ---------------   -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from borrowings                        1,500              ---              ---              ---            1,500
Payments of long-term
 debt                                         (16,800)             ---              ---              ---          (16,800)
Net proceeds from
 issuance of common
 stock                                            197              ---              ---              ---              197
                                        ---------------  --------------  ---------------   ---------------   -------------
Net cash provided by
 financing activities                         (15,103)             ---              ---              ---          (15,103)
                                        ---------------  --------------  ---------------   ---------------   -------------

Net increase (decrease) in
 cash and cash
 equivalents                                  (13,902)             181            1,079              ---          (12,642)
Cash and cash equivalents
 at beginning of year                          15,170              160               11              ---           15,341
                                        ---------------  --------------  ---------------   ---------------   -------------
Cash and cash equivalents
 at end of year                              $  1,268          $   341          $ 1,090          $   ---         $  2,699
                                        ===============  ==============  ===============   ===============   =============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               CONDENSED CONSOLIDATING BALANCE SHEETS  UNAUDITED
                              AS OF JUNE 30, 1997
                                 (IN THOUSANDS)


                                                     GUARANTOR      NONGUARANTOR
                                      BELLWETHER    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                  ---------------  --------------  --------------  ----------------  -------------
Current assets                          $ 30,446         $ 2,069         $ 1,380         $  1,836         $ 35,731
Property, plant and
  equipment, net                         158,407          20,800          25,087          (23,292)         181,002
Other assets                              20,780             346              39          (15,250)           5,915
                                  ---------------  --------------  --------------  ----------------  -------------
Total assets                            $209,633         $23,215         $26,506         $(36,706)        $222,648
                                  ===============  ==============  ==============  ================  =============

Current liabilities                     $ 12,003         $ 2,383         $(3,927)        $  2,489         $ 12,948
Long-term debt                           115,300             ---             ---              ---          115,300
Deferred taxes                             5,127             363              31              ---            5,521
Other long-term
  liabilities                              1,910             ---             ---             (955)             955
Stockholders' equity (deficit)
                                          75,293          20,469          30,402          (38,240)          87,924
                                  ---------------  --------------  --------------  ----------------  -------------
Total liabilities and
  stockholders' equity
  (deficit)                             $209,633         $23,215         $26,506         $(36,706)        $222,648
                                  ===============  ==============  ==============  ================  =============

              CONDENSED CONSOLIDATING INCOME STATEMENTS  UNAUDITED
                        FOR THE YEAR ENDED JUNE 30, 1997
                                 (IN THOUSANDS)

                                                      GUARANTOR      NONGUARANTOR
                                      BELLWETHER    SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                  ---------------  --------------  --------------  ----------------  -------------

Revenues                                 $32,539         $ 5,260           $5,966         $(1,005)         $42,760
Expenses                                  26,153           6,979            3,762          (1,364)          35,530
                                  ---------------  --------------  --------------  ----------------  -------------
Net earnings (loss)
  before income taxes                      6,386          (1,719)           2,204             359            7,230
Income taxes                               2,610             (57)               8              24            2,585
                                  ---------------  --------------  --------------  ----------------  -------------
Net earnings (loss)                      $ 3,776         $(1,662)          $2,196         $   335          $ 4,645
                                  ===============  ==============  ==============  ================  =============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS  UNAUDITED
                        For the Year Ended June 30, 1997
                                 (IN THOUSANDS)

                                                            GUARANTOR      NONGUARANTOR
                                           BELLWETHER     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                       ---------------  ---------------  ---------------  ----------------  -------------
Cash flows from operating
ACTIVITIES
Net income (loss)                           $   3,776          $(1,662)         $ 2,196            $ 335        $   4,645
Non-cash adjustments                           12,527            4,732            1,565             (218)          18,606
Changes in assets and
 liabilities                                    6,064            2,400           (2,315)            (117)           6,032
                                       ---------------  ---------------  ---------------  ----------------  -------------
Net cash provided by
 operating activities                          22,367            5,470            1,446              ---           29,283
                                       ---------------  ---------------  ---------------  ----------------  -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Additions to oil and
 gas properties and
 facilities                                   (12,083)          (7,894)          (1,006)             ---          (20,983)
Acquisitions of oil
 and gas properties                          (149,914)             ---              ---              ---         (149,914)
Proceeds from sales
 of properties                                 15,408            3,071              296              ---           18,775
                                       ---------------  ---------------  ---------------  ----------------  -------------
Net cash used in investing
 activities                                  (146,589)          (4,823)            (710)             ---         (152,122)
                                       ---------------  ---------------  ---------------  ----------------  -------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from borrowings                      157,300              ---              ---              ---          157,300
Payments of long-term
 debt                                         (55,048)             ---              ---              ---          (55,048)
Net proceeds from issuance
 of common stock                               35,145              ---              ---              ---           35,145
                                       ---------------  ---------------  ---------------  ----------------  -------------
Net cash provided by
 financing activities                         137,397              ---              ---              ---          137,397
                                       ---------------  ---------------  ---------------  ----------------  -------------

Net increase (decrease) in
 cash and cash
 equivalents                                   13,175              647              736              ---           14,558
Cash and cash equivalents
 at beginning of year                             588              191                4              ---              783
                                       ---------------  ---------------  ---------------  ----------------  -------------
Cash and cash equivalents
 at end of year                             $  13,763          $   838          $   740     $  ---              $  15,341
                                       ===============  ===============  ===============  ================  =============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               CONDENSED CONSOLIDATING BALANCE SHEETS  UNAUDITED
                              AS OF JUNE 30, 1996
                                 (IN THOUSANDS)


                                                     GUARANTOR      NONGUARANTOR
                                      BELLWETHER    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                  ---------------  --------------  --------------  ----------------  -------------

Current assets                           $ 6,118         $   887         $   924         $    575          $ 8,504
Property, plant and
  equipment, net                          39,317          11,004          15,050           (7,236)          58,135
Other assets                              29,872              25              37          (29,348)             586
                                  ---------------  --------------  --------------  ----------------  -------------
Total assets                             $75,307         $11,916         $16,011         $(36,009)         $67,225
                                  ===============  ==============  ==============  ================  =============

Current liabilities                      $ 2,160         $ 1,044         $(1,207)        $  1,339          $ 3,336
Long-term debt                            13,048             ---             ---              ---           13,048
Deferred taxes                             5,096             407             ---           (2,642)           2,861
Other long-term
  liabilities                              2,115             ---             ---             (732)           1,383
Stockholders' equity
  (deficit)                               52,888          10,465          17,218          (33,974)          46,597
                                  ---------------  --------------  --------------  ----------------  -------------
Total liabilities and
  stockholders' equity
  (deficit)                              $75,307         $11,916         $16,011         $(36,009)         $67,225
                                  ===============  ==============  ==============  ================  =============

              CONDENSED CONSOLIDATING INCOME STATEMENTS  UNAUDITED
                        FOR THE YEAR ENDED JUNE 30, 1996
                                 (IN THOUSANDS)

                                                     GUARANTOR      NONGUARANTOR
                                    BELLWETHER      SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                  ---------------  --------------  --------------  ----------------  -------------

Revenues                               $10,984           $3,600          $4,300           $ 432          $19,316
Expenses                                11,187            2,830           3,486             785           18,288
                                  ---------------  --------------  --------------  ----------------  -------------
Net earnings (loss)
  before income taxes                     (203)             770             814            (353)           1,028
Income taxes                              (404)             285             141              24               46
                                  ---------------  --------------  --------------  ----------------  -------------
Net earnings (loss)                    $   201           $  485          $  673           $(377)         $   982
                                  ===============  ==============  ==============  ================  =============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS  UNAUDITED
                        For the Year Ended June 30, 1996
                                 (IN THOUSANDS)

                                                               GUARANTOR      NONGUARANTOR
                                              BELLWETHER     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ----------------  --------------  ----------------  --------------  --------------
Cash flows from operating
ACTIVITIES
Net income (loss)                               $    201          $   485          $   673          $  (377)        $    982
Non-cash adjustments                               4,851            1,506            1,314              419            8,090
Changes in assets and
 liabilities                                         896             (244)             159           (2,398)          (1,587)
                                          ----------------  --------------  ----------------  --------------  --------------
Net cash provided by (used
 in)operating activities                           5,948            1,747            2,146           (2,356)           7,485
                                          ----------------  --------------  ----------------  --------------  --------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Additions to oil and
 gas properties and
 facilities                                       (5,597)          (1,567)             187              ---           (6,977)
Acquisitions of oil
 and gas properties                                  644              ---              ---              ---              644
Proceeds from sales
 of properties                                     9,875              ---              ---              ---            9,875
                                          ----------------  --------------  ----------------  --------------  --------------
Net cash used in investing
activities                                         4,922           (1,567)             187              ---            3,542
                                          ----------------  --------------  ----------------  --------------  --------------

CASH FLOWS FROM FINANCING
 ACTIVITIES:                                         ---              ---              ---              ---              ---
Proceeds from borrowings                         (11,500)             ---              ---              ---          (11,500)
Payments of long-term
 debt                                                ---              ---           (2,356)           2,356              ---
Net proceeds from issuance
 of common stock                                     168              ---              ---              ---              168
                                          ----------------  --------------  ----------------  --------------  --------------
Net cash provided by (used
 in) financing activities                        (11,332)             ---           (2,356)           2,356          (11,332)
                                          ----------------  --------------  ----------------  --------------  --------------

Net increase (decrease) in
 cash and cash
 equivalents                                        (462)             180              (23)             ---             (305)
Cash and cash equivalents
 at beginning of year                              1,050               11               27              ---            1,088
                                          ----------------  --------------  ----------------  --------------  --------------
Cash and cash equivalents
 at end of year                                 $    588          $   191          $     4           $  ---         $    783
                                          ================  ==============  ================  ==============  ==============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   RELATED PARTY TRANSACTIONS

          The Company is a party to an administrative services agreement which requires Torch to administer certain business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% of the average of the book value of the Company's total assets, excluding cash, plus 2% of annual operating cash flows (as defined) during the period in which the services are rendered plus reimbursement of certain costs incurred on behalf of the Company. The administrative services agreement, whose initial term ends December 31, 1999, renews automatically for successive one-year periods until terminated by either party in accordance with the applicable provisions of the agreement. For the periods ended December 31, 1997, and June 30, 1997, 1996 and 1995, related fees paid to Torch amounted to $2.4 million, $2.3 million, $1.5 million and $1.2 million, respectively. Additionally, in the ordinary course of business, the Company incurs intercompany balances resulting from the payment of costs and expenses by affiliated entities on behalf of the Company. Torch may charge interest on any unpaid balances not paid within 30 days, however, no such interest has been charged by Torch since the inception of the agreement.

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

          A subsidiary of Torch markets oil and natural gas production from certain oil and gas properties in which the Company owns an interest. The Company generally pays fees of 2% of revenues for such marketing services. Such charges were $757,000, $646,000, $114,000 and $12,000 in periods ended
     December 1997 and June 1997, 1996 and 1995, respectively.

         Costs of the evaluation of potential property acquisitions and due diligence conducted in conjunction with acquisitions closed are

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     incurred by Torch at the Company's request. The Company was charged $217,000, $650,000, $74,000, and $193,000 for these costs in periods ended
     December 1997 and June 1997, 1996, and 1995, respectively.

         Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's overhead charged for these activities for the periods ended December 31, 1997 and June 30, 1997, 1996 and 1995 was $698,000, $729,000, $367,000 and $164,000, respectively.

         Torch became the operator of the Snyder Gas Plant on December 1, 1993. In periods ended December 1997 and June 1997, 1996 and 1995, the fees paid by the Company to Torch were $42,000, $49,000, $83,000 and $71,000, respectively.

6.   STOCKHOLDERS' EQUITY

     Common and Preferred Stock

         The Certificate of Incorporation of the Company authorizes the issuance of up to 15,000,000 shares of common stock and 1,000,000 shares of preferred stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. Certain restrictions contained in the Company's loan agreements limit the amount of dividends which may be declared. There is no present plan to pay cash dividends on common stock as the Company intends to reinvest its cash flows for continued growth of the Company.

         In July, 1997 in a special meeting of Stockholders of the Company, the Company's Certificate of Incorporation was amended to increase the number of authorized shares of Common Stock from 15,000,000 to 30,000,000.

         On September 12, 1997, the Company authorized and declared a dividend of one preferred stock purchase right for each share of common stock, par value $.01 per share, of the Company. The dividend was payable on September 26, 1997 to the holders of record of Common Shares as of the close of business on such date.

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

         In addition to stock options outstanding, the Company has 160,000 warrants outstanding at exercise prices ranging from $6.90 per share to

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     $9.90 per share. The expiration date for 100,000 warrants is April 2002, while the expiration date for the remaining 60,000 warrants is August 1999.

         During the first quarter of fiscal 1995, the Company consummated the sale of 3,650,000 shares of common stock. The net proceeds to the Company were $17.3 million which were used for the Odyssey and Hampton mergers and general corporate purposes. Of the shares sold, 3,400,000 were newly-issued by the Company and 250,000 were sold by certain stockholders.

     Earnings Per Share

         SFAS No. 128 (see Note 2) requires the reconciliation of the numerator (income) and denominator (shares) of the earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company's reconciliation is as follows (amounts in thousands):





                                Six Month
                            Transition Period      Six Month Period                     Fiscal Year Ended June 30,
                                  Ended                  Ended       ---------------------------------------------------------------
                            December 31, 1997      December 31, 1996            1997                  1996                1995
                          ----------------------------------------------------------------------------------------------------------
                            Income     Shares      Income     Shares      Income     Shares     Income    Shares    Income    Shares
                          ----------  --------    --------  ---------   ---------   --------  ---------  --------  --------  -------
          Net income         $3,458                 $1,734                 $4,645                 $982                $941
                             ------                 ------                 ------                 ----                ----
          Earnings per
          common share       $3,458     13,876      $1,734      9,118      $4,645     10,201      $982     9,052      $941     7,716

          Effect of
          Dilutive
          Securities:
          Options &
          Warrants              ---        570         ---         21         ---         60       ---        62       ---        18
                             ------     ------      ------      -----      ------     ------      ----     -----      ----     -----
          Earnings per
          common
          share-diluted      $3,458     14,446      $1,734      9,139      $4,645     10,261      $982     9,114      $941     7,734
                             ======     ======      ======     ======      ======     ======      ====     =====      ====     =====

     Stock Incentive Plans

         The Company has stock option plans that provide for granting of options for the purchase of common stock to directors, officers and key employees of the Company and Torch. These stock options may be granted subject to terms ranging from 6 to 10 years at a price equal to the fair market value of the stock at the date of grant. At December 31, 1997, options under the plans available for future grants were 421,000.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A summary of activity in the stock option plans is set forth below:

                                                                       Number                          Option
                                                                      Of shares                     Price Range
                                                             ------------------------     ------------------------------
Balance at June 30, 1994.................................                     471,325                   $3.00   -  $7.00
  Granted................................................                     450,000                   $5.56   -  $5.94
                                                             ------------------------     ------------------------------
Balance at June 30, 1995.................................                     921,325                   $3.00   -  $7.00
  Granted................................................                      27,000                   $4.375  -  $6.38
  Surrendered............................................                     (10,000)                  $5.75
  Exercised..............................................                     (30,000)                  $5.625
                                                             ------------------------     ------------------------------
Balance at June 30, 1996.................................                     908,325                   $3.00   -  $7.00
  Granted................................................                     378,500                   $6.25   - $10.19
  Surrendered............................................                     (12,000)                  $7.625
  Exercised..............................................                     (82,500)                  $5.625  -  $5.75
                                                             ------------------------     ------------------------------
Balance at June 30, 1997.................................                   1,192,325                   $3.00  -  $10.88
  Granted................................................                     242,000                   $10.31 -  $12.38
  Exercised..............................................                     (46,500)                  $3.00  -  $10.00
                                                             ------------------------     ------------------------------
Balance at December 31, 1997.............................                   1,387,825                   $3.00  -  $12.38
                                                             ========================     ==============================

Exercisable at December 31, 1997.........................                   1,145,825                   $3.00  -  $12.38
                                                             ========================     ==============================

     Detail of stock options outstanding and options exercisable at June 30, 1997 follows:

                                                          Outstanding                                     Exercisable
                                     ----------------------------------------------------     ----------------------------------
                                                            Weighted
                                                            Average       Weighted                                 Weighted
                                                           Remaining      Average                                  Average
                                                             Life         Exercise                                 Exercise
      Range of Exercise Prices             Number           (Years)        Price                 Number             Price
--------------------------------------------------------------------------------------------------------------------------------
1988 Plan $3.00 to $ 7.00                      131,325        0.74          $4.79                    108,435         $4.78
1994 Plan $4.38 to $ 7.63                      705,500        7.28           5.70                    705,500          5.70
1996 Plan $6.25 to $12.38                      355,500        9.41           7.76                    276,500          7.25
                                     -----------------                                     -----------------
Total                                        1,192,325                                             1,090,435
                                     =================                                     =================

     Detail of stock options outstanding and options exercisable at December 31, 1997 follows:

                                                          Outstanding                                     Exercisable
                                     ----------------------------------------------------     ----------------------------------
                                                            Weighted
                                                            Average         Weighted                                  Weighted
                                                           Remaining        Average                                   Average
                                                             Life           Exercise                                  Exercise
  Range of Exercise Prices                   Number         (Years)          Price                     Number          Price
-------------------------------------------------------------------------------------------------------------------------------
1988 Plan $3.00 to $ 7.00                      121,325             0.23           $4.82               121,325            $4.82
1994 Plan $4.38 to $ 7.63                      682,500             6.77            5.69               682,500             5.69
1996 Plan $6.25 to $12.38                      584,000             9.30            9.31               342,000             7.83
                                     -----------------                                      -----------------
Total                                        1,387,825                                              1,145,825
                                     =================                                      =================

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The estimated weighted average fair value per share of options granted during transition 1997, fiscal 1997 and fiscal 1996 was $6.73, $3.26 and $2.39, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: transition 1997, fiscal 1997 and fiscal 1996 expected stock price volatility of 40%; and risk free interest rate of 6% and an average expected option life of 5 years. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except share information):



                                                              Six Month
                                                             Transition
                                                            Period Ended                   Fiscal Years Ended June 30,
                                                            December 31,         ----------------------------------------------
                                                                1997                     1997                       1996
                                                       ---------------------     -------------------       --------------------
Net income
     As Reported..................................                    $3,548                  $4,645                      $ 982
     Pro forma....................................                    $2,524                  $3,853                      $ 921
Earnings per share
     As reported..................................                    $ 0.26                  $ 0.46                      $0.11
     Pro forma....................................                      0.18                    0.38                       0.10
Diluted earnings per share
     As reported..................................                    $ 0.25                  $ 0.45                      $0.11
     Pro forma....................................                      0.17                    0.38                       0.10

7.    DERIVATIVE FINANCIAL INSTRUMENTS

      The Company periodically uses derivative financial instruments to manage oil and gas price risk; generally commodity price swap agreements which provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas or crude oil. Gains and losses from these hedging activities are included in oil and gas sales at the time the related production is delivered. During the transition period the Company hedged an aggregate of 6,888 MMBTU of natural gas at an average Nymex quoted price of $2.25 per MMBTU, before transaction and transportation costs, and an aggregate of 67,900 barrels of crude oil at an average Nymex quoted price of $22.00 per barrel, before quality differentials and transportation costs. At December 31, 1997 the Company was a party to an oil price swap contract for January through March of 1998 for 90,000 barrels at a Nymex quoted price of $21.80 per barrel, before quality differentials and transportation costs. Hedging activities reduced revenues by $1.6 million, $18,000 and $.6 million for the transition period and for the years ended June 30, 1997 and 1996, respectively. There was no hedging in 1995. At December 31, 1997 the Company had no unrealized hedging gains or losses.

     These energy swap agreements expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to the Company.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DETERMINATION OF FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at December 31, 1997, June 30, 1997 and 1996 (in thousands).


                        December 31, 1997                   June 30, 1997                    June 30, 1996
                 -----------------------------    -------------------------------   ------------------------------
                    Carrying       Approximate        Carrying       Approximate       Carrying       Approximate
                     Value         Fair Value          Value          Fair Value         Value         Fair Value
                 ------------   --------------    --------------   --------------   -------------   --------------
Liabilities/
 (Assets):

Swap Agreements    $  ---             $   (505)     $  ---               $    994     $  ---               $    28

Long-term debt       $100,000         $107,420          $115,300         $120,580         $13,048          $13,048
(See Note 8)

8.    LONG-TERM DEBT
      --------------

                 Long-term debt is comprised of the following at December 31, 1997, June 30, 1997 and 1996 (in thousands):

                                                                 December 31,          June 30,            June 30,
                                                            -------------------  ------------------  ------------------
                                                                     1997                1997                1996
                                                            -------------------  ------------------  ------------------
Bank credit facility....................................           $    ---                $ 15,300             $13,048

10-7/8% Senior Subordinated Notes.......................           $100,000                $100,000                 ---
                                                            -------------------  ------------------  -------------------

Long-term debt..........................................           $100,000                $115,300             $13,048
                                                            ===================  ==================  ==================

     Debt maturities by fiscal year are as follows (amounts in thousands):


                    1998          $     ---
                    1999                ---
                    2000                ---
                    2001                ---
                    2002                ---
                    Thereafter      100,000
                                  ---------
                                  $ 100,000
                                  =========

     On February 28, 1995, the Company entered into a credit facility ("Credit Facility") with a commercial bank providing an initial borrowing base of $29.8 million. The borrowings under the Credit Facility were secured by the Company's interests in oil and gas properties, a gathering system and two gas plants. The Credit Facility was retired in October 1996.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In October 1996, the Company entered into a syndicated credit facility ("Syndicated Credit Facility") in an amount up to $50.0 million with an initial borrowing base of $27.0 million, to be re-determined semi-annually. At Bellwether's option, the interest rate varied, based upon borrowing base usage, from London Interbank Offered Rate ("LIBOR") plus 7/8% to LIBOR plus 1-1/4%, or the greater of the prime rate or Federal Funds rate plus 1/2%. The Syndicated Credit Facility was unsecured and was retired in April 1997.

     In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with a borrowing base to be re-determined semi-annually, and a maturity date of March 31, 2002. On December 20, 1997 the borrowing base was re-determined to be $75.0 million. Bellwether may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility, including $22 million used to retire outstandings under the Syndicated Credit facility. At December 31, 1997, there were no outstanding borrowings.

     The Senior Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of Change of Control of the Company, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes are guaranteed by the Company and its wholly owned subsidiaries, Odyssey Petroleum Company, Black Hawk Oil Company and 1989-I TEAI Limited Partnership. The Notes contain certain covenants, including limitations on indebtedness, restricted payments, transactions with affiliates, liens, guarantees of indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, disposition of proceeds of asset sales, and restrictions on mergers, and consolidations or sales of assets.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   INCOME TAXES (IN THOUSANDS)

         Income tax expense is summarized as follows:


                                                  Six Month
                                              Transition Period
                                              Ended December 31,                     Fiscal Year Ended June 30,
                                           ----------------------   ----------------------------------------------------------
                                                     1997                   1997                1996                1995
                                           ----------------------   -----------------    ------------------   ----------------
Current
  Federal..............................                    $  400              $  (12)              $ 126                $   9
  State................................                       129                  35                 103                  ---

Deferred - Federal and State...........
                                                            1,585               2,562                (183)                 ---
                                           ----------------------   -----------------    ------------------   ----------------

Total income tax expense...............                    $2,114              $2,585               $  46                $   9
                                           ======================   =================    ==================   ================


          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997, June 30, 1997 and 1996 is as follows:

                                                          At December 31,                      At June 30,
                                                         -----------------        --------------------------------------------
                                                               1997                     1997                       1996
                                                         -----------------        ------------------        ------------------

Net operating loss
  carryforwards.......................................      $  7,858                      $  8,668                  $  8,922
Percentage depletion
  carryforwards.......................................           271                           271                       271
Alternative minimum tax credit
carryforwards.........................................           513                           114                       126
                                                         -----------------        ------------------        ------------------

  Total deferred income tax
   assets.............................................         8,642                         9,053                     9,319
                                                         -----------------        ------------------        ------------------


Plant, property and equipment.........................       (12,106)                      (11,019)                   (8,840)
State income taxes....................................          (748)                         (661)                     (446)
                                                         -----------------        ------------------        ------------------

Total deferred income tax
  liabilities.........................................       (12,854)                      (11,680)                   (8,840)
                                                         -----------------        ------------------        ------------------


Valuation allowances..................................        (2,894)                       (2,894)                   (2,894)
                                                         -----------------        ------------------        ------------------
Net deferred income tax
  liability...........................................      $ (7,106)                     $ (5,521)                   (2,861)
                                                         =================        ==================        ==================



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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     than not that the deferred tax assets, net of the valuation allowance, will be recovered.

          Total income tax differs from the amount computed by applying the Federal income tax rate to income before income taxes and minority interest. The reasons for the differences are as follows:


                                                                   Six Month
                                                                  Transition
                                                                  Period Ended
                                                                   December 31,            Fiscal Year Ended June 30,
                                                               ---------------    ----------------------------------------
                                                                   1997                1997           1996         1995
                                                               ---------------    ------------     ----------    ---------
Statutory Federal income tax
  rate.................................................             34.0%           34.0%            34.0%          34.0%

Increase (Decrease) in tax rate
  resulting from:
  State income taxes, net of
    federal benefit....................................              3.2%            1.3%             7.0%           ---

  Non-deductible travel and
    entertainment......................................               .1%            0.5%             0.3%           1.2%

  Reduction of valuation
    allowance due to
    utilization of net
    operating loss
    carryforwards......................................              ---             ---            (36.8%)        (34.4%)
                                                               ---------------    ------------     ----------    ---------
                                                                    37.3%               35.8%         4.5%           0.8%
                                                               ===============    ============     ==========    =========

          The Company issued 3,400,000 shares of its common stock on July 20, 1994. As a result of the common stock issuance, the Company has undergone an ownership change. Therefore, the Company's ability to use its net operating loss ("NOL") carryforwards for federal income tax purposes is subject to significant restrictions.

          Section 382 of the Internal Revenue Code significantly limits the amount of NOL and investment tax credit carryforwards that are available to offset future taxable income and related tax liability when a change in ownership occurs after December 31, 1986.

          At December 31, 1997, the Company had net operating loss carryforwards of approximately $23.1 million which will expire in future years beginning in 1998. Due to provisions of Section 382, the Company is limited to approximately $4.6 million utilization of NOL per year.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  CONTINGENCIES

          The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

12.  SELECT QUARTERLY FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
     DATA)  (Unaudited):

                                                                Quarter Ended
                                   --------------------------------------------------------------------
                                        December       March        June      September        December
                                        31, 1996      31, 1997    30, 1997     30, 1997        31, 1997
                                   --------------------------------------------------------------------
Revenues                                 $6,633      $7,294      $23,514      $21,177         $24,399
Operating income                         $1,771      $2,303      $ 2,175      $ 1,375         $ 4,287
Net income                               $1,116      $1,462      $ 1,449      $   857         $ 2,691
Earnings per common
  share                                  $ 0.12      $ 0.16      $  0.11      $  0.06         $  0.19
Earnings per common   shares
 diluted                                 $ 0.12      $ 0.16      $  0.11      $  0.06         $  0.19

                                   --------------------------------------------------------------------
                                      September      December      March          June        September
                                       30, 1995      31,1995      31, 1996      30, 1996      30, 1996
                                   --------------------------------------------------------------------
Revenues                                 $4,221      $4,895     $ 4,887       $ 5,313         $ 5,319
Operating income                         $   38      $   95     $   542       $   353         $   981
Net income (loss)                        $   13      $  (12)    $   557       $   424         $   618
Earnings per common
  share                                  $   --      $   --     $  0.06       $  0.05         $  0.07
Earnings per common   share
 diluted                                 $   --      $   --     $  0.06       $  0.05         $  0.06


13.    SUPPLEMENTAL INFORMATION - (Unaudited)

       OIL AND GAS PRODUCING ACTIVITIES:

          Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production are based primarily upon reserve reports prepared by the independent petroleum engineering firms of Williamson Petroleum Consultants, Inc., for fiscal 1996 and 1995, R.T. Garcia & Co. Inc. for fiscal 1995, and Ryder Scott Company for fiscal 1997 and the transition period 1997. These estimates are inherently imprecise and subject to substantial revision.

          Estimates of future net cash flows from proved reserves of gas, oil, condensate and natural gas liquids were made in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." The estimates are based on prices at year-end. Estimated future cash inflows are reduced by estimated future

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pre-tax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGL production. Impact of net operating loss is considered in calculation of tax expense. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including:
     (i) anticipated future increases or decreases in oil and gas prices and production and development costs; (ii) an allowance for return on investment; (iii) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and (iv) other business risks.

     Costs incurred (in thousands)

          The following table sets forth the costs incurred in property acquisition and development activities:



                                                      Six Month
                                                  Transition Period
                                                        Ended
                                                    December 31,                      Fiscal Year Ended June 30,
                                               ---------------------   -------------------------------------------------------
                                                       1997                   1997               1996               1995
                                               ---------------------   -----------------   ----------------    ---------------
Property acquisition:
  Proved properties.....................             $ 3,281               $138,984             $  128            $25,072
  Unproved properties...................               2,205                  1,002                424             13,233
Exploration.............................               3,274                  1,576                824                530
Development.............................              10,453                 14,032              5,558              2,841
                                                     -------               --------             ------            -------
                                                     $19,213               $155,594             $6,934            $41,676
                                                     =======               ========             =======           =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Capitalized costs (in thousands)
-----------------

          The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                                Six Month
                                            Transition Period
                                                  Ended
                                              December 31,                       Fiscal Year Ended June 30,
                                            -----------------    -----------------------------------------------------------
                                                  1997                 1997                   1996                   1995
                                            -----------------    ---------------        -------------           ------------
Proved properties.....................          $243,758              $228,675              $ 62,590                $ 56,300
Unproved properties...................             6,469                 4,500                13,453                  15,125
                                            ------------         -------------           -----------             -----------
Total capitalized costs...............           250,227               233,175                76,043                  71,425
Accumulated depreciation,
  depletion and amortization..........           (82,975)              (61,783)              (28,316)                (20,983)
                                            ------------          ------------           -----------             -----------
Net capitalized costs.................          $167,252              $171,392              $ 47,727                $ 50,442
                                            ============          ============           ===========             ===========


Results of operations for producing activities (in thousands):

                                                    Six Month
                                                    Transition
                                                   Period Ended
                                                    December 31,                       Fiscal Year Ended June 30,
                                                  ------------          ----------------------------------------------------------
                                                      1997                   1997                 1996 (1)              1995 (1)
                                                 --------------         --------------        ---------------        --------------
Revenues from oil and gas
 producing activities.....................           $44,163               $39,067                $15,666               $ 8,507
Production costs..........................            13,836                11,437                  5,317                 2,856
Income tax................................             5,379                 4,529                     --                    --
Depreciation, depletion and
 amortization.............................            15,831                14,691                  6,933                 3,893
                                                  ------------          -----------           ------------             ---------
Results of operations from
 producing activities
 (excluding corporate
 overhead and interest costs).............           $ 9,117               $ 8,410                $ 3,416              $  1,758
                                                  ============          ===========           ============             =========

_________
(1)  Net operating loss carryfowards were sufficient to offset income.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Per unit sales prices and costs:
-------------------------------


                                                    Six Month
                                                    Transition
                                                   Period Ended
                                                    December 31,                       Fiscal Year Ended June 30,
                                                  ------------          ----------------------------------------------------------
                                                      1997                   1997                 1996 (1)              1995 (1)
                                                 --------------         --------------        ---------------        --------------
Average sales price: (1)
  Oil (per barrel)........................             $16.34                 $17.41                $17.81               $16.89
  Gas (per MCF)...........................             $ 2.55                 $ 2.29                $ 2.02               $ 1.66

Average production cost per
  equivalent barrel.......................             $ 4.74                 $ 4.38                $ 4.49               $ 4.05

Average unit depletion rate
  per equivalent barrel...................             $ 5.42                 $ 5.62                $ 5.86               $ 5.52

_________
(1) Average sales price is exclusive of the effect of natural gas and crude oil price swaps, which decreased revenues $1.6 million in transition period 1997 and $18,000 and $.6 million in fiscal years ended June 30, 1997 and 1996, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reserves
--------

     The Company's estimated total proved and proved developed reserves of oil and gas are as follows:


                                                                            Six Month Transition Period Ended
                    Description                                                     December 31, 1997
----------------------------------------------------     --------------------------------------------------------------------
                                                                   Oil                      NGL                     Gas
                                                                 (MBBL)                   (MBBL)                  (MMCF)
                                                         --------------------      ------------------      ------------------
Proved reserves at beginning of
  period                                                               12,007                   4,023                 127,940
Revisions of previous estimates                                         1,246                  (1,417)                  1,599
Extensions and discoveries                                                641                      52                   4,869
Production                                                               (967)                    (87)                (11,193)
Sales of reserves in-place                                               (694)                    ---                    (642)
Purchase of reserves in-place                                               5                     ---                   3,387
Reserves added in Merger                                                  ---                     ---                     ---
                                                         --------------------      ------------------      ------------------
Proved reserves at end of period                                       12,238                   2,571                 125,960
                                                         ====================      ==================      ==================
Proved developed reserves -
          Beginning of period                                          10,162                   3,705                 117,914
                                                         ====================      ==================      ==================
          End of period                                                11,153                   2,460                 119,270
                                                         ====================      ==================      ==================


                                                         Fiscal Year Ended June 30,
                               --------------------------------------------------------------------------
          Description                          1997                       1996                 1995
--------------------------     --------------------------------------------------------------------------
                                     Oil       NGL        Gas        Oil        Gas       Oil        Gas
                                   (MBBL)     (MBBL)     (MMCF)     (MBBL)    (MMCF)     (MBBL)    (MMCF)
                               ------------  --------  ----------  --------  --------  ---------  -------
Proved reserves at
 beginning of year                  1,808       ---      33,194     2,597     30,159       393     10,671
Revisions of previous
 estimates                         (1,187)    2,435      (2,773)     (534)     2,853       (61)      (988)
Extensions and
 discoveries                          658        52       4,202        89      7,128       724      1,179
Production                           (854)      ---     (10,552)     (334)    (5,099)     (216)    (2,932)
Sales of reserves in-
 place                             (1,260)      ---     (16,194)      (14)    (2,023)       (1)        (3)
Purchase of reserves
 in-place                          12,842     1,536     120,063         4        176       ---        163
Reserves added in
 Mergers                              ---       ---         ---       ---        ---     1,758     22,069
                               ------------  --------  ----------  --------  --------  ---------  -------
Proved reserves at
 end of year                       12,007     4,023     127,940     1,808     33,194     2,597     30,159
                               ============  ========  ==========  ========  ========  =========  =======
Proved developed
 reserves-
   Beginning of year                1,494       ---      22,696     1,891     23,795       361      9,154
                               ============  ========  ==========  ========  ========  =========  =======

   End of year                     10,162     3,705     117,914     1,494     22,696     1,891     23,795
                               ============  ========  ==========  ========  ========  =========  =======


Discounted future net cash flows (in thousands)
--------------------------------

     The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves are shown below:

                                                                                               June 30,
                                                         December 31,          -------------------------------------------
                                                             1997                  1997              1996          1995
                                                       ----------------        -------------    --------------  ----------
Future cash inflows..............................              $ 517,323           $ 529,928       $113,550       $ 96,738
Future production costs..........................               (191,988)           (183,479)       (33,117)       (34,093)
Future income taxes..............................                (48,594)            (59,419)       (11,095)            ---
Future development costs.........................                (33,197)            (32,237)        (8,959)        (7,738)
                                                       ------------------      ---------------  --------------  -----------
Future net cash flows............................                243,544             254,793         60,379         54,907
10% discount factor..............................                (57,829)            (67,300)       (15,191)       (17,616)
                                                       ------------------      ---------------  --------------  -----------
Standardized measure of discounted future net
 cash flows......................................              $ 185,715           $ 187,493       $ 45,188        $ 37,291
                                                       ==================      ===============  ==============  ===========

    The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                    Six Month
                                                                Transition Period
                                                                      Ended
                                                                  December 31,            Fiscal Year Ended June 30,
                                                              -------------------  -------------------------------------
                                                                      1997              1997         1996         1995
                                                              -------------------  ------------  ------------  ---------
Standardized measure - beginning of year................           $187,493           $ 45,188     $ 37,291      $12,044
Sales, net of production costs..........................            (30,327)           (27,630)     (10,349)      (5,651)
Purchases of reserves in-place..........................              4,117            151,836          246          162
Reserves added in Mergers...............................                ---                ---          ---       34,039
Net change in prices and production costs...............             (3,922)            22,599       11,458       (8,326)
Net change in income taxes..............................              8,706            (20,265)      (2,958)         ---
Extensions, discoveries and improved
  recovery, net of future production and
  development costs.....................................             10,769             12,555        7,709        5,085
Changes in estimated future development
  costs.................................................             (3,588)            (3,034)         497       (3,148)
Development costs incurred during the                                 6,662              9,124          883          629
  period................................................
Revisions of quantity estimates.........................                569             27,102         (438)          (4)
Accretion of discount...................................             18,749              4,518        3,729        1,204
Sales of reserves in-place..............................             (4,602)           (16,140)      (1,614)          (5)
Changes in production rates and other...................             (8,911)           (18,360)      (1,266)       1,262
                                                              --------------       ------------  ------------  ---------
Standardized measure - end of year......................           $185,715           $187,493     $ 45,188      $37,291
                                                              ==============       ============  ============  =========

     The discounted future cash flows above were calculated using NYMEX equivalent prices of $18.32 and $19.80 per barrel and $2.58 and $2.35 per MMBTU, for December 31, 1997 and June 30, 1997, respectively, adjusted to the wellhead to reflect adjustments for transportation, quality and heating content. Oil prices have declined significantly since such time and gas prices have declined approximately 11% since year end 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On or about June 18, 1997 the Company replaced the firm of Deloitte and Touche LLP as its principal independent accountant and auditors to audit all the Company's financial statements with the firm of KPMG Peat Marwick LLP. The decision to make this change was influenced by the acquisition of Partnership properties and interests, which were previously audited by KPMG Peat Marwick LLP. The Company does not and has not during the past three years had disagreements with Deloitte and Touche LLP concerning their audit or application of accounting principles according to GAAP.

                                 PART III
                                 --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Incorporated by reference to the Proxy Statement for the 1997 Transition Period Annual Meeting of Shareholders to be held on May 22, 1998, pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Incorporated by reference to the Proxy Statement for the 1997 Transition Period Annual Meeting of Shareholders to be held on May 22, 1998, pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Incorporated by reference to the Proxy Statement for the 1997 Transition Period Annual Meeting of Shareholders to be held on May 22, 1998, pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Incorporated by reference to the Proxy Statement for the 1997 Transition Period Annual Meeting of Shareholders to be held on May 22, 1998, pursuant to Regulation 14A.


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

     3. Exhibits
        --------

     3.1 Certificate of Incorporation of Bellwether Exploration Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76570)

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES



     3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

     3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company's report on Form 8-K dated September 19, 1997.)

     3.4 By-laws of Bellwether Exploration Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76570)

     3.5 Amendment to Article II, Section 2.2 of Bellwether Exploration Company's Bylaws

     3.6 Amendment to Bellwether Exploration Company's bylaws adopted on March 27, 1998.

     4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-76570)

     4.2  The Company's 1996 Stock Incentive Plan (incorporated by reference to
          Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 33-21813)

     4.3 Indenture dated April 9, 1997 among the Company, a Subsidiary Guarantor and Bank of Montreal Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-21813)

     4.4 First Supplemental Indenture dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 99.2 on the Company's Form 8-K Current Report filed on April 23, 1997)

     4.5 Shareholders Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on September 19, 1997)

     4.6 Warrant to Torch Energy Dated April 9. 1997 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

     10.1 1988 Non-qualified Stock Option Plan (incorporated by reference to
          Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988)

     10.2 Stock Option Agreement dated March 25, 1988 between the Company and
          J. Darby Sere' (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1988)

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES



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

     10.6 Registration Rights Agreement dated December 31, 1993 among the Company and the Stockholders of Associated Gas Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-76570)

     10.7 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-76570)

     10.8 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 29, 1993 between the Company and NGL Associates (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-76570)

     10.9 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-76570)

     10.10 Registration Rights Agreement among the Company, Allstate Insurance Company and the former owners of Odyssey Partners, Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-76570)

     10.11 Assignment of gas purchase contract from Texas Gas Transmission Corporation to Bellwether (incorporated by reference to Exhibit 96-1 0-4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997)

     10.12 Credit Agreement among Bellwether Exploration Company as borrower and The Chase Manhattan Bank as agent(incorporated by reference to Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 30, 1996)

     10.13 Acquisition Agreement dated March 31, 1997 among Bellwether Exploration Company, Program Acquisition Company and the other parties thereto. (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-21813) filed on April 3, 1997)

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


     10.14 Credit Agreement dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership, Morgan Guarantee Trust Company of New York, as administrative Agent, and certain banking institutions (incorporated by reference to the Company's Form 8-K Current Report as filed with the Commission on April 23, 1997)

     10.15 Purchase and Sale Agreement dated June 9, 1997 among Bellwether Exploration Company, Black Hawk Oil Company, 1988-II TEAI Limited Partnership, 1989-I TEAI Limited Partnership, TEAI Oil and Gas Company, and the other parties thereto as Sellers, and Jay Resources Corporation as Buyer (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

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


Dated March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.



                  SIGNATURES                         TITLE               DATE
/s/ J. DARBY SERE'                            Chairman of Board of   March 27, 1998
--------------------------------------------   Directors and Chief
J. Darby Sere'                                 Executive Officer


/s/ C. BARTON GROVES                          Senior Vice President  March 27, 1998
--------------------------------------------   and Director
C. Barton Groves


/s/ WILLIAM C. RANKIN                         Senior Vice President  March 27, 1998
--------------------------------------------   and Chief Financial
William C. Rankin                              Officer


/s/ DR. JACK BIRKS                            Director               March 27, 1998
--------------------------------------------
Dr. Jack Birks

/s/ J.P. BRYAN                                Director               March 27, 1998
--------------------------------------------
J.P. Bryan

/s/ VINCENT H. BUCKLEY                        Director               March 27, 1998
--------------------------------------------
Vincent H. Buckley

/s/ CHARLES C. GREEN                          Director               March 27, 1998
--------------------------------------------
Charles C. Green

/s/ HABIB KAIROUZ                             Director               March 27, 1998
--------------------------------------------
Habib Kairouz

/s/ A. K. MCLANAHAN                           Director               March 27, 1998
--------------------------------------------
A. K. McLanahan

/s/ TOWNES G. PRESSLER                        Director               March 27, 1998
--------------------------------------------
Townes G. Pressler