Form 10-Q
period 1998-03-31
BELLWETHER EXPLORATION CO
filed 1998-05-13
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q

(Mark One)
    X         Quarterly Report Pursuant to Section 13 or 15(d) of the
  -----                 Securities Exchange Act of 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                       or

  -----       Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                        -

As of May 4, 1998, 14,136,820 shares of common stock of Bellwether Exploration Company were outstanding.

                         BELLWETHER EXPLORATION COMPANY


                                     INDEX



PART I.   FINANCIAL INFORMATION                                                                        Page #

  ITEM 1. Financial Statements
         Condensed Consolidated Balance Sheets:
              March 31, 1998 (Unaudited) and December 31, 1997........................................     3
         Condensed Consolidated Statements of Operations (Unaudited):
              Three months ended March 31, 1998 and March 31, 1997....................................     5
         Condensed Consolidated Statements of Cash Flows (Unaudited):
              Three months ended March 31, 1998 and March 31, 1997....................................     6
         Notes to Condensed Consolidated Financial Statements (Unaudited).............................     8

  ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................................................    12

PART II.  OTHER INFORMATION...........................................................................    16


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                     ASSETS
                                     ------

                                                                       March 31,             December 31,
                                                                         1998                    1997
                                                                -------------------      -------------------
                                                                      (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents.......................................           $ 15,444                 $  2,699
Accounts receivable and accrued revenues........................             14,384                   18,293
Due from related parties........................................              1,792                    4,645
Prepaid expenses and other......................................              2,475                    3,240
                                                                -------------------      -------------------
 Total current assets...........................................             34,095                   28,877
                                                                -------------------      -------------------
PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method).......................            260,084                  250,227
Gas plant facilities............................................             16,726                   16,717
                                                                -------------------      -------------------
                                                                            276,810                  266,944
Accumulated depreciation, depletion and amortization............            (95,838)                 (86,811)
                                                                -------------------      -------------------
                                                                            180,972                  180,133
                                                                -------------------      -------------------

OTHER ASSETS....................................................              5,550                    5,747
                                                                -------------------      -------------------
                                                                           $220,617                 $214,757
                                                                ===================      ===================


     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            March 31,              December 31,
                                                                               1998                    1997
                                                                     --------------------      ------------------
                                                                           (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities.......................                  $ 19,744                $ 14,241
Due to related parties.........................................                       611                     672
 Total current liabilities.....................................                    20,355                  14,913
                                                                     --------------------      ------------------

LONG-TERM DEBT.................................................                   100,000                 100,000

DEFERRED INCOME TAXES..........................................                     6,543                   7,106

OTHER LIABILITIES..............................................                       950                   1,069

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
 none issued or outstanding at March 31, 1998 and December
 31, 1997......................................................                        --                      --

Common stock, $0.01 par value, 30,000,000 shares authorized,
 14,136,791 and 13,891,465 shares issued and outstanding at
 March 31, 1998 and December 31, 1997, respectively............                       141                     139
Additional paid-in capital.....................................                    79,960                  78,470
Retained earnings..............................................                    12,668                  13,060
   Total stockholders' equity..................................                    92,769                  91,669
                                                                     --------------------      ------------------
                                                                                 $220,617                $214,757
                                                                     ====================      ==================

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                           Three Months Ended
                                                                                March 31,
                                                               ----------------------------------------
                                                                       1998                   1997
                                                               ----------------        ----------------
REVENUES:
 Oil and gas revenues...................................                $19,424                  $6,492
 Gas plant operations, net..............................                    226                     762
 Interest and other income..............................                    187                      41
                                                               ----------------        ----------------
                                                                         19,837                   7,295
                                                               ----------------        ----------------

COST AND EXPENSES:
 Production expenses....................................                  6,133                   1,310
 Depreciation, depletion and amortization...............                  8,738                   2,478
 General and administrative expenses....................                  2,611                     895
 Interest expense.......................................                  2,979                     309
                                                               ----------------        ----------------
                                                                         20,461                   4,992
                                                               ----------------        ----------------

Income (loss) before income taxes.......................                   (624)                  2,303

Provision for income taxes..............................                   (232)                    841
                                                               ----------------        ----------------

NET INCOME (LOSS).......................................                $  (392)                 $1,462
                                                               ================        ================

Net income (loss) per share.............................                $  (.03)                 $  .16
                                                               ================        ================

Net income (loss) per share-diluted.....................                $  (.03)                 $  .16
                                                               ================        ================
Weighted average common shares
 outstanding............................................                 14,049                   9,156
                                                               ================        ================
Weighted average common shares outstanding-diluted......                 14,049                   9,230
                                                               ================        ================


     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                          ---------------------------------------
                                                                                  1998                   1997
                                                                          ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS).................................................                 $  (392)               $ 1,462
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation, depletion and amortization.....................                   8,958                  2,556
     Deferred income taxes........................................                    (563)                   840
                                                                          ----------------       ----------------
                                                                                     8,003                  4,858
Change in assets and liabilities:
 Accounts receivable and accrued revenue..........................                   3,911                    905
 Accounts payable and other liabilities...........................                   5,503                   (754)
 Due from (to) related parties....................................                   2,793                    685
 Other............................................................                     628                      4
                                                                          ----------------       ----------------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES..................                  20,838                  5,698
                                                                          ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to properties..........................................                  (9,874)                (6,433)
 Proceeds from sales of properties................................                     289                     21
                                                                          ----------------       ----------------
 Net cash flows used in investing activities......................                  (9,585)                (6,412)
                                                                          ----------------       ----------------

Cash flows from financing activities:
 Proceeds from borrowings.........................................                     ---                  1,000
 Exercise of stock options........................................                   1,492                     46
                                                                          ----------------       ----------------
 Net cash flows provided by financing activities..................                   1,492                  1,046
                                                                          ----------------       ----------------

 Net increase in cash and cash equivalents........................                  12,745                    332

 Cash and cash equivalents at beginning of period.................                   2,699                    450
                                                                          ----------------       ----------------
Cash and cash equivalents at end of period........................                 $15,444                $   782
                                                                          ================       ================


     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                    --------------------------------------
                                                                            1998                 1997
                                                                    -----------------     ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

Cash paid during the period for:
 Interest....................................................                   $  58                $ 253

 Income taxes................................................                   $ 864                $ ---

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1998 and the results of operations and changes in cash flows for the periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1997 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission on March 27, 1998.

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

     The following table presents the unaudited pro forma results of operations as if the Partnership Transactions had occurred on January 1, 1997. The Partnership Transactions were accounted for as purchases, and their results of operations are included in the Company's results of operations from the date of acquisition. The Company's pro forma results are based on assumptions and estimates and are not necessarily indicative of the Company's results of operations in the future or such results had the transaction occurred as of January 1, 1997 (in thousands, except earnings per share).

                         BELLWETHER EXPLORATION COMPANY

                                   (Unaudited)

                                                                                (UNAUDITED)
                                                                      -----------------------------
                                                                             THREE MONTHS ENDED
                                                                               MARCH 31, 1997
                                                                      -----------------------------

Revenues..............................................................                      $32,878
Expenses..............................................................                       23,874
                                                                               --------------------
Income before income taxes............................................                        9,004
Income taxes..........................................................                        3,320

Net earnings..........................................................                      $ 5,684
Net earnings per common share.........................................                      $  0.41
                                                                               ====================
Net earnings per common share-diluted.................................                      $  0.41
                                                                               ====================

3.      LONG TERM DEBT

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million to be redetermined annually, and a maturity date of March 31, 2002. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility ($22 million of which was used to retire outstandings under the previous bank credit facility). As of March 31, 1998 the borrowing base was $75 million and there were no balances outstanding under the Senior Credit Facility.

     The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes are guaranteed by the Company's wholly-owned subsidiaries, Odyssey Petroleum Company, Black Hawk Oil Company and 1989-I TEAI Limited Partnership. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets.

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

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


     Additionally, SFAS No. 128 replaces fully diluted EPS with diluted EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company's dilutive securities include stock options and warrants. The assumed conversion of these securities is anti-dilutive for a period if the option or warrant exercise price exceeds the average market price for the periods. In accordance with SFAS No. 128, the Company retroactively restated all prior period EPS data (including interim EPS) included in these financial statements and footnotes. The impact of adopting SFAS 128 is immaterial. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted earnings per common share are not calculated below since the issuance or conversion of additional securities would have an anti-dilutive effect.

              SFAS NO. 128 RECONCILIATION  (AMOUNTS IN THOUSANDS):

                                                   For the Three Months Ended                      For the Three Months Ended
                                                         March 31, 1998                                    March 31, 1997
                                       ------------------------------------------------      -------------------------------------
                                        Income             Shares           Per Share         Income         Shares      Per Share
                                       (Numerator)      (Denominator)         Amount         (Numerator)   (Denominator)   Amount
                                       --------------   -------------      ------------      -----------  -------------- ---------
EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) available to common
 stockholders...................         $     (392)          14,049          $    (.03)       $   1,462          9,156   $   .16
                                                                              =========                                   =======

EFFECT OF DILUTIVE SECURITIES:
Options and Warrants............         $      ---              ---                           $     ---             74
                                         ----------         --------                           ---------        -------

EARNINGS (LOSS) PER COMMON
 SHARE-DILUTED:
Income (loss) available to common
 stockholders and assumed
 conversions....................         $     (392)          14,049          $    (.03)       $   1,462          9,230   $   .16
                                         ==========         ========          =========        =========        =======   =======

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

5.   NATURAL GAS AND CRUDE OIL HEDGING

     Commodity derivatives utilized as hedges include swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at March 31, 1998 or 1997.

     Oil and gas revenues increased $524,500 in the three months ended March 31, 1998 and $222,300 in the same period of 1997 as a result of such hedging activity.

                         BELLWETHER EXPLORATION COMPANY

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       Condition and Results of Operations

Liquidity and Capital Resources

The Company's strategy is to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company intends to continue to acquire producing oil and gas properties through mergers or acquisitions and will increase its emphasis on growth through development and exploration activities. The funding of these activities has historically been provided by operating cash flows, bank financing, equity placements and sale of non-core assets. The Company invested $9.9 million in properties for the three months ended March 31, 1998 versus $6.4 million in 1997. Cash flows from operations before changes in assets and liabilities were $8.0 million for the three months ended March 31, 1998 compared to $4.9 million provided by operating activities in the same period of 1997. At March 31, 1998, the Company had $75 million of available debt capacity under the Senior Credit Facility.

Partnership Transactions

In April 1997, the Company purchased oil and gas properties and $13.9 million of working capital from affiliates of Torch for an adjusted purchase price at closing of $141.8 million, plus a contingent payment of $3.4 million, the amount of which was based on 1997 gas prices. The acquisitions were recorded effective April 1, 1997 and the operations of the Company include the Partnership Transactions from that date. The Partnership Transactions were financed with $34.1 million of the net of proceeds of a Common Stock offering, $97.0 million from the net proceeds of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and borrowings under the Senior Credit Facility. In addition, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase 100,000 shares at $9.90 for advisory services rendered in connection with the Partnership Transactions. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

Change in Fiscal Year

Effective July 1, 1997 the Company changed its fiscal year to the calendar year. As a result, the Company reported a six month transition period ended December 31, 1997.

Fiscal 1998 Capital Expenditures

During fiscal 1998, the Company anticipates investing approximately $42.0 million, primarily for development and exploratory drilling activities and acquisitions. The Company believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these projected capital investments (See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements). The Company continues to seek acquisition opportunities and the consummation of such a transaction may directly impact anticipated capital expenditures.

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

Derivative Financial Instruments

The Company periodically uses derivative financial instruments to manage oil and gas price risk. At March 31, 1998, the Company has entered into contracts to hedge 31,000 MMBTU of natural gas per day for the months of April through October 1998 at an average NYMEX quoted price of $2.38 per MMBTU. In addition, the Company has sold calls on 1,000 barrels of oil per day for the months of July through December 1998 at a strike price of $18.50 for a premium of $1.00 per barrel.

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented:


                                                           Three Months Ended March 31,
                                                       ----------------------------------
                                                              1998               1997
                                                       ---------------     --------------
Production:
  Oil and condensate (MBBLs)......................                 572                 78
  Natural gas (MMCF)..............................               5,731              1,745

Average sales price: (1)
  Oil and condensate (per BBL)....................              $12.62             $21.24
  Natural gas  (per MCF)..........................              $ 2.04             $ 2.64

Average costs:
  Production expenses (per BOE)...................              $ 4.01             $ 3.55
  General and administrative expense
     (per BOE)(2).................................              $ 1.55             $ 1.86
  Depreciation, depletion and amortization
     (per BOE)(3).................................              $ 5.42             $ 6.12

(1) Average sales prices exclude the effect of hedges, which increased revenues by $524,500 and $222,300 in 1998 and 1997, respectively.
(2) Exclusive of general and administrative expenses allocated to gas plant and gas gathering facilities.
(3) Excludes depreciation, depletion and amortization on gas plants and other assets of $466,000 and $227,000 in 1998 and 1997, respectively.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Revenues

Oil and gas revenues for the three months ended March 31, 1998 were $19.4 million, as compared to $6.5 million for the respective period in 1997. The increase in revenues of 198% is attributable primarily to production from properties acquired in the Partnership Transactions. Partially offsetting the revenue increases were unfavorable price variances. Oil prices have declined 41% from $21.24 per barrel in the three months ended March 31, 1997 to $12.62 per barrel in the current period. Oil prices have rebounded somewhat since such time to a Nymex price on April 30, 1998 of $15.39 per barrel. Natural gas prices declined 23% from $2.64 per Mcf in the three months ended March 31, 1997 to $2.04 per Mcf for the three months ended March 31, 1998.

Net gas plant operating profit was $226,000 in the three months ended March 31, 1998 and $762,000 in the same period of 1997. The Snyder gas plant was temporarily shut in 5 days in January for work attributable to a small accident in an adjacent plant and 3 days in February to tie in new equipment. In addition, throughput was lower than anticipated due to reduced production volumes from the North Unit SACROC. Tertiary recovery projects which have been expanded to increase such North Unit SACROC production are projected to increase the Snyder gas plant throughput by mid-1998.

Expenses

Production expenses for the three months ended March 31, 1998 totaled $6.1 million, or 369% over the $1.3 million for the three months ended March 31, 1997, due primarily to the effect of the Partnership Transactions.

Depreciation, depletion and amortization was $8.7 million for the three months ended March 31, 1998. These amounts reflect a 248% increase over the $2.5 million recorded in the comparable period in 1997. Increases in oil and gas production of 314% and a 11% lower depletion rate per barrel of oil equivalent are attributable primarily to the acquisitions of the properties from the Partnership Transactions.

General and administrative expenses totaled $2.6 million in the three months ended March 31, 1998 as compared to $0.9 million for the comparable period of fiscal 1997 reflecting higher management fees and fixed costs resulting from the increase in assets and cash flows. In addition, $.3 million of costs were incurred in March 1998 as a result of the Company closing its Dallas exploration office.

Interest expense increased to $3.0 million for the three months ended March 31, 1998 from $0.3 million in the same period of 1997 due to debt incurred in financing of the Partnership Transactions.

Income Taxes

The provision for federal and state income taxes for the three months ended March 31, 1998 is based upon a 37% effective tax rate.

Net Income

Net loss for the three months ended March 31, 1998 is approximately $.4 million as compared to net income of $1.5 million for the respective period of 1997.

Year 2000

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

Forward Looking Statements

This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, and the effect of gas balancing, are forward-looking statements. There can be no assurances that such forward looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                         BELLWETHER EXPLORATION COMPANY

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

              None.

ITEM 2.   CHANGES IN SECURITIES

              None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A Proxy statement was sent to all shareholders of record on April 9, 1998 for the following matters which will be voted on at the Annual Meeting of Stockholders to be held on May 22, 1998:

          1. To elect the nominees of the Board of Directors to serve until their successors are duly elected and qualified.
          2. To consider and act upon a proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors of the Company for the period ending December 31, 1998.
          3. To transact such other business as may properly come before the meeting or any adjournment(s) thereof.

          A copy of the Proxy Statement was filed with the Securities and Exchange Commission on April 24, 1998 and is incorporated herein by reference.

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

                             BELLWETHER EXPLORATION COMPANY
                             ------------------------------
                                     (Registrant)


Date:    May  13, 1998       By: /s/ J. Darby Sere'
      --------------------      --------------------------------------
                                J. Darby Sere'
                                Chairman and Chief Executive Officer


Date:    May  13, 1998       By: /s/ William C. Rankin
      -------------------        -----------------------------------
                                 William C. Rankin
                                 Senior Vice President and Chief Financial
                                 Officer