Form 10-Q
period 1998-06-30
BELLWETHER EXPLORATION CO
filed 1998-08-12
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                   FORM 10-Q

(Mark One)
   [X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                      FOR THE QUARTER ENDED JUNE 30, 1998

                                      or

   [_]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

         For the Transition Period From ______________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 4, 1998, 14,138,818 shares of common stock of Bellwether Exploration Company were outstanding.

                        BELLWETHER EXPLORATION COMPANY


                                     INDEX

PART I.   FINANCIAL INFORMATION                                                                            Page #

     ITEM 1.  Financial Statements
              Condensed Consolidated Balance Sheets:
                   June 30, 1998 (Unaudited) and December 31, 1997............................................  3
              Condensed Consolidated Statements of Operations (Unaudited):
                   Three and six months ended June 30, 1998 and June 30, 1997.................................  5
              Condensed Consolidated Statements of Cash Flows (Unaudited):
                   Six months ended June 30, 1998 and June 30, 1997...........................................  6
              Notes to Condensed Consolidated Financial Statements (Unaudited)................................  8

     ITEM 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................................................ 12

PART II.  OTHER INFORMATION................................................................................... 18

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Amounts in thousands)

                                    ASSETS

                                                                          June 30,                December 31,
                                                                            1998                      1997
                                                                          ---------                 --------
                                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents.......................................          $  10,918                 $  2,699
Accounts receivable and accrued revenues........................             13,880                   18,293
Due from related parties........................................                249                    4,645
Prepaid expenses and other......................................              3,760                    3,240
                                                                          ---------                 --------
 Total current assets...........................................             28,807                   28,877
                                                                          ---------                 --------
PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method).......................            273,924                  250,227
Gas plant facilities............................................             16,728                   16,717
                                                                          ---------                 --------
                                                                            290,652                  266,944
Accumulated depreciation, depletion and amortization............           (105,034)                 (86,811)
                                                                          ---------                 --------
                                                                            185,618                  180,133
                                                                          ---------                 --------

OTHER ASSETS....................................................              5,422                    5,747
                                                                          ---------                 --------
                                                                          $ 219,847                 $214,757
                                                                          =========                 ========



     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (Amounts in thousands, except share information)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 June 30,                December 31,
                                                                                   1998                     1997
                                                                                 --------                  --------
                                                                                (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.......................                  $ 16,302                  $ 14,241
Due to related parties.........................................                     3,332                       672
                                                                                 --------                  --------
 Total current liabilities.....................................                    19,634                    14,913
                                                                                 --------                  --------

LONG-TERM DEBT.................................................                   100,000                   100,000

DEFERRED INCOME TAXES..........................................                     6,046                     7,106

OTHER LIABILITIES..............................................                       826                     1,069

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
   none issued or outstanding at June 30, 1998 and December
   31, 1997....................................................                       ---                       ---
Common stock, $0.01 par value, 30,000,000 shares authorized,
 14,138,791 and 13,891,465 shares issued and outstanding at
 June 30, 1998 and December 31, 1997, respectively.............                       141                       139
Additional paid-in capital.....................................                    80,285                    78,470
Retained earnings..............................................                    12,915                    13,060
                                                                                 --------                  --------
   Total stockholders' equity..................................                    93,341                    91,669
                                                                                 --------                  --------
                                                                                 $219,847                  $214,757
                                                                                 ========                  ========



     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             (Amounts in thousands, except per share information)

                                                            Three Months Ended           Six Months Ended
                                                                 June 30,                    June 30,
                                                           --------------------        --------------------
                                                             1998        1997            1998        1997
                                                           --------    --------        --------    --------
REVENUES:
 Oil and gas revenues.............................         $ 20,306    $ 22,729        $ 39,730    $ 29,221
 Gas plant operations, net........................              321         516             547       1,278
 Interest and other income........................              326         268             513         309
                                                           --------    --------        --------    --------
                                                             20,953      23,513          40,790      30,808
                                                           --------    --------        --------    --------

COST AND EXPENSES:
 Production expenses..............................            6,760       7,066          12,893       8,376
 Depreciation, depletion and amortization.........            8,821       8,929          17,559      11,407
 General and administrative expenses..............            1,997       1,695           4,608       2,590
 Interest expense.................................            2,976       3,648           5,955       3,957
                                                           --------    --------        --------    --------
                                                             20,554      21,338          41,015      26,330
                                                           --------    --------        --------    --------

Income (loss) before income taxes.................              399       2,175            (225)      4,478

Provision (benefit) for income taxes..............              152         726             (80)      1,567
                                                           --------    --------        --------    --------

NET INCOME (LOSS).................................         $    247    $  1,449        $   (145)   $  2,911
                                                           ========    ========        ========    ========

Net income (loss) per share.......................         $   0.02    $   0.11        $  (0.01)   $   0.26
                                                           ========    ========        ========    ========

Net income (loss) per share-diluted...............         $   0.02    $   0.11        $  (0.01)   $   0.26
                                                           ========    ========        ========    ========
Weighted average common shares
 outstanding......................................           14,138      13,425          14,094      11,302
                                                           ========    ========        ========    ========
Weighted average common shares outstanding diluted
                                                             14,416      13,834          14,094      11,408
                                                           ========    ========        ========    ========

     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            (Amounts in thousands)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                         -----------------------------------
                                                                           1998                      1997
                                                                         -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)....................................................    $   (145)                 $   2,911
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation, depletion and amortization........................      17,990                     11,736
     Deferred income taxes...........................................        (775)                     1,612
                                                                         --------                  ---------
                                                                           17,070                     16,259
Change in assets and liabilities:
 Accounts receivable and accrued revenue.............................       4,414                      4,247
 Accounts payable and other liabilities..............................       2,092                      3,439
 Due from (to) related parties.......................................       7,056                      4,915
 Other...............................................................        (839)                    (6,682)
                                                                         --------                  ---------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.....................      29,793                     22,178
                                                                         --------                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of oil and gas properties, including working
    capital acquired.................................................         ---                   (149,914)
 Additions to properties and facilities..............................     (23,739)                   (13,508)
 Proceeds from sales of properties...................................         663                     17,110
 NET CASH FLOWS USED IN INVESTING ACTIVITIES.........................     (23,076)                  (146,312)
                                                                         --------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings............................................         ---                    144,300
 Net proceeds from issuance of common stock..........................         ---                     34,725
 Payments of long-term debt..........................................         ---                    (40,000)
 Exercise of stock options...........................................       1,502                        ---
                                                                         --------                  ---------
 NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES.....................       1,502                    139,025
                                                                         --------                  ---------

 Net increase in cash and cash equivalents...........................       8,219                     14,891

 Cash and cash equivalents at beginning of period....................       2,699                        450
                                                                         --------                  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................    $ 10,918                  $  15,341
                                                                         ========                  =========

     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                            (Amounts in thousands)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                         -----------------------------------
                                                                           1998                      1997
                                                                         -----------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest....................................................            $  5,592                  $   1,182

 Income taxes................................................            $  1,204                  $     135



     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1998 and December 31, 1997, and the results of operations and changes in cash flows for the periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1997 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission on March 27, 1998.

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

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                                                       (UNAUDITED)
                                                    ----------------
                                                    SIX MONTHS ENDED
                                                      JUNE 30, 1997
                                                    ----------------

Revenues............................................... $ 57,073
Expenses...............................................   41,408
                                                        --------
Income before income taxes.............................   15,665
Income taxes...........................................    5,706
                                                        --------
Net earnings........................................... $  9,959
                                                        ========
Net earnings per common share.......................... $   0.72
                                                        ========
Net earnings per common share-diluted.................. $   0.72
                                                        ========

3.   LONG TERM DEBT

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million to be redetermined annually, and a maturity date of March 31, 2002. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility ($22 million of which was used to retire outstandings under the previous bank credit facility). As of June 30, 1998 the borrowing base was $75 million and there were no balances outstanding under the Senior Credit Facility.

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

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)


     Additionally, SFAS No. 128 replaces fully diluted EPS with diluted EPS. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company's dilutive securities include stock options and warrants. The assumed conversion of these securities is anti-dilutive for a period if the option or warrant exercise price exceeds the average market price for the periods. In accordance with SFAS No. 128, the Company retroactively restated all prior period EPS data (including interim EPS) included in these financial statements and footnotes. The impact of adopting SFAS 128 is immaterial. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the six months ended June 30, 1998, diluted earnings per common share are not calculated below since the issuance or conversion of additional securities would have an anti-dilutive effect.

             SFAS NO. 128 RECONCILIATION  (AMOUNTS IN THOUSANDS):

                                             For the Six Months Ended                   For the Six Months Ended
                                                   June 30, 1998                              June 30, 1997
                                     -----------------------------------------     --------------------------------------
                                        Income         Shares        Per Share       Income        Shares      Per Share
                                     (Numerator)   (Denominator)      Amount       (Numerator)  (Denominator)    Amount
                                     -----------   -------------     ---------     -----------  -------------  ----------

EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) available to common
 stockholders...................       $ (145)         14,094         $ (0.01)       $ 2,911        11,302       $  .26
                                                                      =======                                    ======

EFFECT OF DILUTIVE SECURITIES:
Options and Warrants............       $  ---             ---                        $   ---           106
                                       ------          ------                        -------        ------

EARNINGS (LOSS) PER COMMON
 SHARE-DILUTED:
Income (loss) available to common
 stockholders and assumed
 conversions....................       $ (145)         14,094         $ (0.01)       $ 2,911        11,408       $  .26
                                       ======          ======         =======        =======        ======       ======

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

5.   NATURAL GAS AND CRUDE OIL HEDGING

     Commodity derivatives utilized as hedges include swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at June 30, 1998 or 1997.

     Oil and gas revenues increased $438,000 and $962,000, in the three and six months ended June 30, 1998, respectively, decreased revenues by $212,000 in the three month period in 1997, and increased revenues by $10,000 in the six month period of 1997 as a result of such hedging activity.

                        BELLWETHER EXPLORATION COMPANY

ITEM 2.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Liquidity and Capital Resources

The Company's strategy is to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company intends to apply an integrated interdisciplinary team approach to a balanced program of strategic acquisitions of producing oil and gas properties and an increased emphasis on technology driven development and exploration activities. The funding of these activities has historically been provided by operating cash flows, bank financing, equity placements and sale of non-core assets. The Company invested $23.7 million in oil and gas properties for the six months ended June 30, 1998 versus $13.5 million in 1997. Cash flows from operations before changes in assets and liabilities were $17.1 million for the six months ended June 30, 1998 compared to $16.3 million provided by operating activities in the same period of 1997. At June 30, 1998, the Company had $75 million of available debt capacity under the Senior Credit Facility.

Partnership Transactions

In April 1997, the Company purchased oil and gas properties and $13.9 million of working capital from affiliates of Torch for an adjusted purchase price at closing of $141.8 million, plus a contingent payment of $3.4 million, the amount of which was based on 1997 gas prices. The acquisitions were recorded effective April 1, 1997 and the operations of the Company include the Partnership Transactions from that date. The Partnership Transactions were financed with $34.1 million of the net of proceeds of a Common Stock offering, $97.0 million from the net proceeds of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and borrowings under the Senior Credit Facility. In addition, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares at $9.90 per share for advisory services rendered in connection with the Partnership Transactions. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

Change in Fiscal Year

Effective July 1, 1997 the Company changed its fiscal year to the calendar year. As a result, the Company reported a six month transition period ended December 31, 1997.

Fiscal 1998 Capital Expenditures

During fiscal 1998, the Company anticipates investing approximately $42.0 million, primarily for development and exploratory drilling activities and leasehold and seismic acquisitions. The Company believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these projected capital investments (See Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements). The Company continues to seek acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

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

Derivative Financial Instruments

The Company periodically uses derivative financial instruments to manage oil and gas price risk. The Company has current contracts to hedge a total of 7,158,000 MMBTU of gas during the months of July through November 1998 at a weighted average NYMEX quoted price of $2.33 per MMBTU. In addition, the Company has sold calls options on 1,000 barrels of oil per day for the months of July through December 1998 at a strike price of $18.50 for a premium of $1.00 per barrel. Such call options do not qualify as hedges for accounting purposes and, therefore, will be marked to market.

Oil and Gas Property Accounting

The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. While no such charges to operations were required at June 30, 1998 or 1997, the continuing decline in oil prices could result in discounted future net revenues below the capitalized costs of the Company's oil and gas properties. In such event, a provision for impairment of oil and gas properties could be required.

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented:

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                      June 30,
                                                           ----------------------        -----------------------
                                                             1998          1997            1998           1997
                                                           --------      --------        --------       --------
Production:
  Oil and condensate (MBBLs)......................             605           633            1,177           711
  Natural gas (MMCF)..............................           6,025         5,993           11,756         7,738

Average sales price: (1)
  Oil and condensate (per BBL)....................         $ 11.29       $ 15.94         $  11.93       $ 16.52
  Natural gas  (per MCF)..........................         $  2.17       $  2.14         $   2.10       $  2.26

Average costs:
  Production expenses (per BOE)...................         $  4.21       $  4.33         $   4.11       $  4.19
  General and administrative expense
     (per BOE)(2).................................         $  1.24       $  1.04         $   1.47       $  1.29
  Depreciation, depletion and amortization
     (per BOE)(3).................................         $  5.42       $  5.34         $   5.42       $  5.48

(1) Average sales prices exclude the effect of hedges, which increased revenues by $438,000 and $962,000 in the three and six month periods in 1998, respectively, decreased revenues by $213,000 in the three month period in 1997 and increased revenues $10,000 in the six month period in 1997.
(2) Exclusive of general and administrative expenses allocated to gas plant and gas gathering facilities.
(3) Excludes depreciation, depletion and amortization on gas plants of $102,000 and $561,000 in the three and six month periods in 1998, respectively and by $221,000 and $442,000 in the three and six months periods in 1997, respectively.

Three Months Ended June 30, 1998 and 1997

Oil and gas revenues for the three months ended June 30, 1998 were $20.3 million, as compared to $22.7 million for the respective period in 1997. The 11% decrease in oil and gas revenues is directly related to the decline in oil prices for the three month period ended June 30, 1998. Oil prices averaged $11.29 per barrel in the three month period ended June 30, 1998 as compared to $15.94 per barrel in the comparable period of 1997. This represents a 29% decline in oil prices and translates into a $2.8 million decrease in oil revenues.

Production from producing properties sold June 30, 1997 for $24 million has essentially been replaced by production from exploration and development drilling increases from recompletions and workovers of existing wells. As a result production volumes have remained flat at 605,000 and 633,000 barrels for the three month periods ended June 30, 1998 and 1997, respectively, and 6,025,000 and 5,993,000 million cubic feet (Mcf) for the three month periods ended June 30, 1998 and 1997, respectively. Gas prices increased $.03 per Mcf to $2.17 per Mcf for the three month period ended June 30, 1998 as compared to $2.14 per Mcf for the comparable period of 1997.

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net gas plant operating profit was $321,000 in the three months ended June 30, 1998 and $516,000 in the same period of 1997. Throughput was lower than anticipated due to reduced production volumes from the North Unit SACROC. Tertiary recovery projects which have been expanded to increase such North Unit SACROC production have begun to increase the Snyder gas plant throughput.

Production expenses for the three months ended June 30, 1998 totaled $6.8 million, or 4% below the $7.1 million for the three months ended June 30, 1997. Depreciation, depletion and amortization was $8.8 million for the three months ended June 30, 1998 and $8.9 million for the three month period ended June 30, 1997. General and administrative expenses totaled $2.0 million in the three months ended June 30, 1998 as compared to $1.7 million for the comparable period of fiscal 1997.

Interest expense decreased to $3.0 million for the three months ended June 30, 1998 from $3.6 million in the same period of 1997 as a result of lower average outstandings in 1998 on Bellwether's credit facility as compared to 1997.

The provision for federal and state income taxes for the three months ended June 30, 1998 and 1997 are based upon a 38%, and 33% effective tax rate, respectively.

Net income for the three months ended June 30, 1998 is approximately $.2 million as compared to net income of $1.4 million for the respective period of 1997.

Six Months Ended June 30, 1998 and 1997

Oil and gas revenues for the six months ended June 30, 1998 were $39.7 million, as compared to $29.2 million for the respective period in 1997. The increase in revenues of 36% is attributable primarily to the 1.1 million equivalent barrel increase in production from properties acquired in the Partnership Transactions. Partially offsetting the revenue increases were unfavorable price variances.
Oil prices have declined 28% from $16.52 per barrel in the six months ended June 30, 1997 to $11.93 per barrel in the current period. Natural gas prices declined 7% from $2.26 per Mcf in the six months ended June 30, 1997 to $2.10 per Mcf for the six months ended June 30, 1998.

Net gas plant operating profit was $547,000 in the six months ended June 30, 1998 and $1,278,000 in the same period of 1997. The Snyder gas plant was temporarily shut in 5 days in January for work attributable to a small accident in an adjacent plant and 3 days in February to tie in new equipment. In addition, throughput was lower than anticipated due to reduced production volumes from the North Unit SACROC. Tertiary recovery projects which have been expanded to increase such North Unit SACROC production have begun to increase the Snyder gas plant throughput.

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Production expenses for the six months ended June 30, 1998 totaled $12.9 million, or 54% over the $8.4 million for the six months ended June 30, 1997, due primarily to the effect of the Partnership Transactions.

Depreciation, depletion and amortization was $17.6 million for the six months ended June 30, 1998. This amount reflects a 54% increase over the $11.4 million recorded in the comparable period in 1997 resulting from a 57% increase in oil and gas production attributable primarily to the Partnership Transactions.

General and administrative expenses totaled $4.6 million in the six months ended June 30, 1998 as compared to $2.6 million for the comparable period of fiscal 1997 reflecting higher management fees and fixed costs resulting from the increase in assets and cash flows. In addition, $.3 million of costs were incurred in March 1998 as a result of the Company closing its Dallas exploration office.

Interest expense increased to $6.0 million for the six months ended June 30, 1998 from $4.0 million in the same period of 1997 due to debt incurred in financing of the Partnership Transactions in April 1997.

The provision (benefit) for federal and state income taxes for the six months ended June 30, 1998 and 1997 are based upon a 36% and 35% effective tax rate, respectively.

Net loss for the six months ended June 30, 1998 is approximately $145,000 as compared to net income of $2.9 million for the respective period of 1997.

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

              None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A Proxy statement was sent to all shareholders of record as of April 9, 1998 for the following matters which were voted on at the annual meeting of shareholders held on May 22, 1998:

          1. J.P. Bryan, Habib Kairouz, A.K. McLanahan, Vincent H. Buckley, Dr. Jack Birks, and Townes Pressler were elected as directors with 10,138,197 shares voting in favor, 54,166 shares abstaining and no shares voting against. J. Darby Sere' was elected with 10,135,306 shares voting in favor, 43,044 shares abstaining and no shares voting against.

          2. The shareholders approved the proposal to ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 with a total of 10,135,082 shares voting in favor, a total of 57,057 shares voting against and a total of 13,937 shares abstaining.

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

                 10.1 Employment contract dated June 1, 1998 between the Company and J. Darby Sere'

                 10.2 Employment contract dated June 1, 1998 between the Company and William C. Rankin

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

                           BELLWETHER EXPLORATION COMPANY
                           ------------------------------
                                    (Registrant)


Date:  August 13, 1998     By: /s/ J. Darby Sere'
                               ------------------------------
                               J. Darby Sere'
                               Chairman and Chief Executive Officer


Date:  August 13, 1998     By: /s/ William C. Rankin
                               ------------------------------
                               William C. Rankin
                               Senior Vice President and Chief Financial Officer