Form 10-Q
period 1998-09-30
BELLWETHER EXPLORATION CO
filed 1998-11-13
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q

(Mark One)
          X         Quarterly Report Pursuant to Section 13 or 15(d) of the
   ---------------      Securities Exchange Act of 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                       or

   _______________  Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

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

As of November 5, 1998, 14,138,824 shares of common stock of Bellwether Exploration Company were outstanding.

                         BELLWETHER EXPLORATION COMPANY


                                     INDEX


PART I.   FINANCIAL INFORMATION                                                        Page #

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets:
              September 30, 1998 (Unaudited) and December 31, 1997....................   3
         Condensed Consolidated Statements of Operations (Unaudited):
              Three and nine months ended September 30, 1998 and September 30, 1997...   5
         Condensed Consolidated Statements of Cash Flows (Unaudited):
              Nine months ended September 30, 1998 and September 30, 1997.............   6
         Notes to Condensed Consolidated Financial Statements (Unaudited).............   8

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................................   12

PART II.  OTHER INFORMATION...........................................................   20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                     ASSETS

                                                                     September 30,            December 31,
                                                                         1998                     1997
                                                                -------------------      -------------------
                                                                      (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents.......................................          $   7,767                 $  2,699
Accounts receivable and accrued revenues........................             10,904                   18,293
Due from related parties........................................                238                    4,645
Prepaid expenses and other......................................              3,385                    3,240
                                                                -------------------      -------------------
 Total current assets...........................................             22,294                   28,877
                                                                -------------------      -------------------

PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method).......................            282,047                  249,271
Gas plant facilities............................................             16,742                   16,717
                                                                -------------------      -------------------
                                                                            298,789                  265,988
Accumulated depreciation, depletion and amortization............           (111,490)                 (85,855)
                                                                -------------------      -------------------
                                                                            187,299                  180,133
                                                                -------------------      -------------------


OTHER ASSETS....................................................              5,331                    5,747
                                                                -------------------      -------------------
                                                                          $ 214,924                 $214,757
                                                                ===================      ===================



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30,             December 31,
                                                                               1998                     1997
                                                                     --------------------      --------------------
                                                                           (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities.......................                  $ 15,664                  $ 14,241
Due to related parties.........................................                     1,228                       672
                                                                     --------------------      --------------------
 Total current liabilities.....................................                    16,892                    14,913
                                                                     --------------------      --------------------


LONG-TERM DEBT.................................................                   100,000                   100,000

DEFERRED INCOME TAXES..........................................                     6,036                     7,106

OTHER LIABILITIES..............................................                       200                     1,069


STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
 none issued or outstanding at September 30, 1998 and
 December 31, 1997.............................................                       ---                       ---
Common stock, $0.01 par value, 30,000,000 shares authorized,
 14,138,791 and 13,891,465 shares issued at September 30,
 1998 and December 31, 1997, respectively  September 30, 1998                         141                       139
  and December 31, 1997, respectively..........................
Additional paid-in capital.....................................                    80,285                    78,470
Retained earnings..............................................                    12,728                    13,060
Treasury stock, at cost, 220,800 shares........................                    (1,358)                      ---
                                                                     --------------------      --------------------
  Total stockholders' equity...................................                    91,796                    91,669
                                                                     --------------------      --------------------
                                                                                 $214,924                  $214,757
                                                                     ====================      ====================



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                  --------------------------       --------------------------
                                                      1998          1997              1998           1997
                                                  -----------    -----------       -----------    -----------
REVENUES:
 Oil and gas revenues.............................    $18,299        $20,526           $58,029        $49,747
 Gas plant operations, net........................        371            394               918          1,672
 Interest and other income........................        364            257               877            567
                                                  -----------    -----------       -----------    -----------
                                                       19,034         21,177            59,824         51,986
                                                  -----------    -----------       -----------    -----------

COST AND EXPENSES:
 Production expenses..............................      6,277          6,628            19,170         15,004
 Depreciation, depletion and amortization.........      8,057          8,357            25,616         19,764
 General and administrative expenses..............      2,032          1,811             6,640          4,401
 Interest expense.................................      2,951          3,006             8,906          6,963
                                                  -----------    -----------       -----------    -----------
                                                       19,317         19,802            60,332         46,132
                                                  -----------    -----------       -----------    -----------

Income (loss) before income taxes.................       (283)         1,375              (508)         5,854

Provision (benefit) for income taxes..............        (96)           518              (176)         2,085
                                                  -----------    -----------       -----------    -----------
NET INCOME (LOSS).................................    $  (187)       $   857           $  (332)       $ 3,769
                                                  ===========    ===========       ===========    ===========

Net income (loss) per share.......................     $(0.01)         $0.06            $(0.02)         $0.31
                                                  ===========    ===========       ===========    ===========

Net income (loss) per share-diluted...............     $(0.01)         $0.06            $(0.02)         $0.30
                                                  ===========    ===========       ===========    ===========
Weighted average common shares
 outstanding......................................     14,121         13,864            14,103         12,166
                                                  ===========    ===========       ===========    ===========
Weighted average common shares
 outstanding-diluted..............................     14,121         14,419            14,103         12,456
                                                  ===========    ===========       ===========    ===========




     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                          -----------------------------------------------
                                                                                    1998                       1997
                                                                          -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)....................................................                 $   (332)                 $   3,769
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation, depletion and amortization........................                   26,256                     20,264
     Deferred income taxes...........................................                     (787)                     2,099
                                                                          --------------------       --------------------
                                                                                        25,137                     26,132
Change in assets and liabilities:
 Accounts receivable and accrued revenue.............................                    7,390                      7,043
 Accounts payable and other liabilities..............................                    1,454                      2,865
 Due from related parties............................................                    4,963                      6,825
 Other...............................................................                   (1,724)                    (8,136)
                                                                          --------------------       --------------------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.....................                   37,220                     34,729
                                                                          --------------------       --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of oil and gas properties, including working
    capital acquired.................................................                      ---                   (149,914)
 Additions to properties and facilities..............................                  (32,874)                   (21,964)
 Proceeds from sales of properties...................................                      578                     21,004
                                                                          --------------------       --------------------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES.........................                  (32,296)                  (150,874)
                                                                          --------------------       --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings............................................                      ---                    144,300
 Net proceeds from issuance of common stock..........................                      ---                     34,839
 Payments of long-term debt..........................................                      ---                    (55,300)
 Exercise of stock options...........................................                    1,502                        ---
 Purchase of treasury shares.........................................                   (1,358)                       ---
                                                                          --------------------       --------------------
 NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES.....................                      144                    123,839
                                                                          --------------------       --------------------

 Net increase in cash and cash equivalents...........................                    5,068                      7,694

 Cash and cash equivalents at beginning of period....................                    2,699                        450
                                                                          --------------------       --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................                 $  7,767                  $   8,144
                                                                          ====================       ====================



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                    --------------------------------------
                                                                            1998                 1997
                                                                    -----------------     ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

Cash paid during the period for:
 Interest....................................................                  $5,639               $1,272

 Income taxes................................................                  $1,412               $  144



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1998 and December 31, 1997, and the results of operations and changes in cash flows for the periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1997 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission on March 27, 1998.

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

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

                                                                                (UNAUDITED)
                                                                      -----------------------------
                                                                             NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 1997
                                                                      -----------------------------

Revenues..............................................................                      $78,250
Expenses..............................................................                       61,210
                                                                               --------------------
Income before income taxes............................................                       17,040
Income taxes..........................................................                        6,224
                                                                               --------------------
Net earnings..........................................................                      $10,816
                                                                               ====================
Net earnings per common share.........................................                      $  0.78
                                                                               ====================
Net earnings per common share-diluted.................................                      $  0.77
                                                                               ====================


3.  STOCKHOLDERS' EQUITY

     In accordance with SFAS No. 128, the Company retroactively restated all prior period EPS data (including interim EPS) included in these financial statements and footnotes. The impact of adopting SFAS 128 is immaterial. SFAS No. 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the nine months ended September 30, 1998, diluted earnings per common share are not calculated below since the issuance or conversion of additional securities would have an anti-dilutive effect.

 SFAS NO. 128 RECONCILIATION  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                          For the Nine Months Ended                            For the Nine Months Ended
                                             September 30, 1998                                   September 30, 1997
                                -----------------------------------------------     -----------------------------------------------
                                   Income           Shares          Per Share          Income           Shares          Per Share
                                 (Numerator)     (Denominator)       Amount          (Numerator)     (Denominator)        Amount
                                -------------    -------------    -------------     -------------    -------------    -------------

EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) available to common
 stockholders...................        $(332)          14,103           $(0.02)           $3,769           12,166            $0.31
                                                                  =============                                       =============
EFFECT OF DILUTIVE SECURITIES:
Options and Warrants............        $ ---              ---                             $  ---              290
                                -------------    -------------                      -------------    -------------

EARNINGS (LOSS) PER COMMON
 SHARE-DILUTED:
Income (loss) available to common
 stockholders and assumed
 conversions....................        $(332)          14,103           $(0.02)           $3,769           12,456            $0.30
                                =============    =============    =============     =============    =============    =============



                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

     Securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive are as follows:

                                             For the Nine Months Ended
                                             September 30, 1998 (Shares)
                                             ---------------------------

                         Options and Warrants          254,000
                                                       =======

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of September 30, 1998, 220,800 shares had been acquired at an aggregate price of $1,358,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

4.   LONG TERM DEBT

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with an initial borrowing base of $90.0 million to be redetermined annually, and a maturity date of March 31, 2002. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility ($22 million of which was used to retire outstandings under the previous bank credit facility). As of September 30, 1998 the borrowing base was $75 million and there were no balances outstanding under the Senior Credit Facility.

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

     Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


     rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from inception to April 1, 1999 is 9.73%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.375% thereafter.

5.   NEW ACCOUNTING PRONOUNCEMENTS

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

6.   NATURAL GAS AND CRUDE OIL HEDGING

     Commodity derivatives utilized as hedges include swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price for a given month and the average closing New York Mercantile Exchange ("NYMEX") price for such month and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at September 30, 1998 or 1997.

     Oil and gas revenues increased $1,877,000 and $2,840,000, in the three and nine months ended September 30, 1998, respectively, and decreased by $656,000 and $646,000 in the three and nine month periods in 1997, respectively, as a result of such hedging activity.

                         BELLWETHER EXPLORATION COMPANY

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      Condition and Results of Operations

Liquidity and Capital Resources

The Company strives to maximize long-term shareholder value through growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company employs an integrated interdisciplinary team approach to a balanced program of strategic acquisitions of producing oil and gas properties and technology driven development and exploration activities. The funding of these activities has historically been provided by operating cash flows, bank financing, equity placements and sale of non-core assets. The Company invested $32.9 million in oil and gas properties for the nine months ended September 30, 1998 versus $22.0 million in 1997. Cash flows from operations before changes in assets and liabilities were $25.1 million for the nine months ended September 30, 1998 compared to $26.1 million provided by operating activities in the same period of 1997. At September 30, 1998, the Company had $75 million of available debt capacity under the Senior Credit Facility.

Partnership Transactions

In April 1997, the Company purchased oil and gas properties and $13.9 million of working capital from affiliates of Torch for an adjusted purchase price of $145.2 million. The acquisitions were recorded effective April 1, 1997 and the operations of the Company include the Partnership Transactions from that date. The Partnership Transactions were financed with $34.1 million of the net of proceeds of a Common Stock offering, $97.0 million from the net proceeds of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and borrowings under the Senior Credit Facility. In addition, for advisory services rendered in connection with the Partnership Transactions, Torch was issued 150,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares at $9.90 per share. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

Change in Fiscal Year

Effective July 1, 1997 the Company changed its fiscal year to the calendar year. As a result, the Company reported a six month transition period ended December 31, 1997.

Fiscal 1998 Capital Expenditures

During fiscal 1998, the Company anticipates investing approximately $44.0 million, primarily for development and exploratory drilling activities and leasehold and seismic acquisitions. The Company believes its cash flow provided by operating activities and the proceeds from credit facilities will be sufficient to meet these projected capital investments (See Notes 2 and 4 of the Notes to Condensed Consolidated Financial Statements). The Company continues to seek acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Derivative Financial Instruments

The Company periodically uses derivative financial instruments to manage oil and gas price risk. The Company has current contracts to hedge a total of 2,941 MMBTU of gas during the months of October through November 1998 at a weighted average NYMEX quoted price of $2.28 per MMBTU. In addition, the Company has sold calls options on 1,000 barrels of oil per day for the months of October through December 1998 at a strike price of $18.50 for a premium of $1.00 per barrel. Such call options do not qualify as hedges for accounting purposes and, therefore, are marked to market.

Oil and Gas Property Accounting

The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. While no such charges to operations were required during the nine month periods ending September 30, 1998 or 1997, the continuing decline in oil prices could result in discounted future net revenues below the capitalized costs of the Company's oil and gas properties. In such event, a provision for impairment of oil and gas properties could be required.

                        BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Results of Operations

The following table sets forth certain operating information of the Company for the periods presented:

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                        September 30,
                                                       --------------------------------     ---------------------------------
                                                            1998              1997               1998               1997
                                                       -------------     --------------     --------------     --------------
Production:
  Oil and condensate (MBBLs)......................               583                614              1,760              1,325
  Natural gas (MMCF)..............................             5,109              5,458             16,865             13,196

Average sales price: /(1)/
  Oil and condensate (per BBL)....................            $11.52             $15.45            $ 11.80            $ 16.02
  Natural gas  (per MCF)..........................            $ 1.90             $ 2.14            $  2.04            $  2.21

Average costs:
  Production expenses (per BOE)...................            $ 4.38             $ 4.35            $  4.20            $  4.26
  General and administrative expense
     (per BOE)....................................            $ 1.42             $ 1.19            $  1.45            $  1.25
  Depreciation, depletion and amortization
     (per BOE)/(3)/...............................            $ 5.42             $ 5.34            $  5.42            $  5.42

(1) Average sales prices exclude the effect of hedges, which increased revenues by $1,877,000 and $2,840,000 in the three and nine month periods in 1998, respectively, and decreased revenues by $656,000 and $646,000 in the three and nine month periods in 1997, respectively.

(2) Excludes depreciation, depletion and amortization on gas plants of $283,000 and $844,000 in the three and nine month periods in 1998, respectively and of $221,000 and $663,000 in the three and nine months periods in 1997, respectively.

Three Months Ended September 30, 1998 and 1997

Net income (or loss) for the quarters ended September 30, 1998 and 1997 was ($.2) million or ($.01) per share, assuming dilution and $.9 million or $.06 per share, assuming dilution, respectively. The loss is primarily due to the decline in oil prices.

Oil and gas revenues for the three months ended September 30, 1998 were $18.3 million, as compared to $20.5 million for the respective period in 1997. The 11% decrease in oil and gas revenues is primarily due to the decline in oil prices. Oil prices averaged $11.52 per barrel in the three month period ended September 30, 1998 as compared to $15.45 per barrel in the comparable period of 1997. This represents a 25% decline in oil prices and translates into a $2.3 million decrease in oil revenues. Partially offsetting such decline is a favorable gas price variance due to hedging activities. Approximately 83% of the current quarter's gas production was hedged at a weighted average Nymex price of $2.35 per MMBTU, resulting in a $.7 million favorable gas price variance.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Production volumes reflect a temporary decline due to four tropical storms and other non-recurring events. Oil production was down 5% compared to the same quarter of 1997 with 583,000 and 614,000 barrels for the three month periods ended September 30, 1998 and 1997, respectively. Gas production was down 6% compared to the same quarter of 1997 with 5,109,000 and 5,458,000 million cubic feet (Mcf) for the three month periods ended September 30, 1998 and 1997, respectively.

Net gas plant operating profit was $371,000 in the three months ended September 30, 1998 and $394,000 in the same period of 1997. Throughput was lower than anticipated due to reduced production volumes from the North SACROC Unit. Tertiary recovery projects which have been expanded to increase such North SACROC Unit production have begun to increase the Snyder gas plant throughput.

Production expenses for the three months ended September 30, 1998 totaled $6.3 million, or 5% below the $6.6 million for the three months ended September 30, 1997. This savings is directly related to the December 1997 auction of lower margin properties. On a per BOE basis production expenses have increased slightly for the three months ended September 30, 1998 as compared to the comparable period of 1997. This results from the temporary volume decrease from the tropical storms and other non-recurring events mentioned above. For the quarter ended September 30, 1998, production expenses per BOE would have been $.33 less had the temporary volume decreases not occurred.

Depreciation, depletion and amortization was $8.1 million for the three months ended September 30, 1998 and $8.4 million for the three month period ended September 30, 1997. The decline is due to the volume decrease mentioned above.

General and administrative expenses totaled $2.0 million in the three months ended September 30, 1998 as compared to $1.8 million for the comparable period of fiscal 1997.

Interest expense remained flat at $3.0 million for the three months ended September 30, 1998 and $3.0 million in the same period of 1997.

The provision for federal and state income taxes for the three months ended September 30, 1998 and 1997 are based upon a 34%, and 38% effective tax rate, respectively.


Nine Months Ended September 30, 1998 and 1997

Net income or (loss) for the nine months ended September 30, 1998 and 1997 was ($.3) million or ($.02) per share, assuming dilution, and $3.8 million or $.30 per share, assuming dilution, respectively. The nine-month period ended September 30, 1998 includes the Partnership Transaction for the full nine months while the nine months ended September 30, 1997 includes the Partnership Transaction since April 1997, six months of activity. Due to the decline in oil prices, the increased revenues from the Partnership Transactions

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


are less than the increased production expenses, general and administrative, depreciation, depletion and amortization and interest expense for the nine-month period ended September 30, 1998.

Oil and gas revenues for the nine months ended September 30, 1998 were $58.0 million, as compared to $49.7 million for the respective period in 1997. Oil prices have declined 26% from $16.02 per barrel in the nine months ended September 30, 1997 to $11.80 per barrel in the current period which translate into a $7.4 million unfavorable oil price variance. Natural gas prices declined 8% from $2.21 per Mcf in the nine months ended September 30, 1997 to $2.04 per Mcf for the nine months ended September 30, 1998. The unfavorable gas price variance was essentially offset by hedging activities since approximately 78% of the nine-month periods' production was hedged at an average Nymex price of 2.21 per MMBTU. Partially offsetting such unfavorable price variance were favorable volume variances resulting from the Partnership Transaction.

Net gas plant operating profit was $918,000 in the nine months ended September 30, 1998 and $1,672,000 in the same period of 1997. The Snyder gas plant was temporarily shut in 5 days in January for work attributable to a small accident in an adjacent plant and 3 days in February to tie in new equipment. In addition, throughput was lower than anticipated due to reduced production volumes from the North SACROC Unit. Tertiary recovery projects which have been expanded to increase such North SACROC Unit production have begun to increase the Snyder gas plant throughput.

Interest and other income increased to $.9 million in the nine months ended September 30, 1998 from $.6 million in the comparable period of 1997. Increased tax credit revenue and interest income resulting from the Partnership Transaction caused the favorable variance.

Production expenses for the nine months ended September 30, 1998 totaled $19.1 million, or 27% over the $15.0 million for the nine months ended September 30, 1997, due primarily to the effect of the Partnership Transactions.

Depreciation, depletion and amortization was $25.6 million and $19.8 million for the nine months ended September 30, 1998 and 1997, respectively. The increase resulted from a 30% increase in oil and gas production primarily attributable to the Partnership Transactions.

General and administrative expenses totaled $6.6 million in the nine months ended September 30, 1998 as compared to $4.4 million for the comparable period of fiscal 1997 reflecting higher management fees and fixed costs resulting from the increase in assets and cash flows. In addition, $.3 million of costs were incurred in March 1998 as a result of the Company closing its Dallas exploration office.

Interest expense increased to $8.9 million for the nine months ended September 30, 1998 from $7.0 million in the same period of 1997 due to debt incurred in financing of the Partnership Transactions in April 1997.

The provision (benefit) for federal and state income taxes for the nine months ended September 30, 1998 and 1997 are based upon a 35% and 36% effective tax rate, respectively.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Year 2000

The Year 2000 problem refers to the inability of computer and other information technology systems to properly process date and time information. The problem was caused, in part, by the programming practice of using two digits rather than four to represent the year in a date. The consequence of the Year 2000 problem is that information technology and embedded processing systems are at risk of malfunction, particularly during the transition between 1999 to 2000.

For purposes of its Year 2000 compliance program, the Company has divided its computer systems into information technology ("IT systems") and embedded chip technology. IT systems include the Company's mainframe and personal computer systems used for financial analysis, oil and gas reserve estimates, seismic analysis, reservoir management, oil and gas marketing, payroll and similar applications. Embedded chips refer to the systems which monitor and control the Company's field operations, primarily its drilling and production activities. The Company's field operations are highly automated and rely on hundreds of embedded chips to monitor and control rates of production, temperature, pressure and similar factors.

The Company outsources a substantial portion of its information technology and field operations to Torch Energy Advisors, Inc. ("Torch"). The Company and Torch have jointly developed a plan to address the Company's Year 2000 issues. (As used in the remainder of this discussion, references to the Company include the Torch employees assisting the Company in its Year 2000 compliance program.)

The Company's Year 2000 compliance program is divided into four parts, documentation, testing, upgrading and contingency planning, as summarized in the following table:

DOCUMENTATION:           IT Systems                Identify and document all IT systems which rely on date
                                                   and time information. Research the procedures used by
                                                   these systems to handle date and time information.
                                                   Gather information relating to Year 2000 compliance
                                                   from the manufacturers and designers of the systems.
                                                   Categorize systems from essential to non-essential.

                         EMBEDDED CHIPS            Locate all embedded chip technology used in field
                                                   operations. Gather documentation for embedded
                                                   technology, including procedures used to handle date
                                                   and time information.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)



TESTING:                 IT Systems                Determine which systems are mission critical to the
                                                   business and test date handling, based on level of risk
                                                   and available, acceptable workarounds.

                         EMBEDDED CHIPS            Assemble a list of assets to be tested, considering
                                                   each asset's risk to 1) issues of health and safety, 2)
                                                   environmental concerns, 3) economic factors, and 4)
                                                   other business risks as appropriate.

UPGRADING:               IT Systems                Hardware and software that fail testing will be updated
                                                   with available vendor patches or replaced.

                         EMBEDDED CHIPS            Exposures and possible remediation efforts will be
                                                   reviewed with regard to risk in 1) issues of health and
                                                   safety, 2) environmental concerns, 3) economic factors,
                                                   and 4) other business risks, with consideration of
                                                   potential workarounds and contingency plans.
                                                   Remediation effort is targeted to be complete by June
                                                   30, 1999.

CONTINGENCY                                        For each business function, the respective functional
PLANNING:                                          management will develop contingency plans to carry on
                                                   business.  Such plans are targeted for completion by
                                                   June 30, 1999.

Status and Cost of Year 2000 Compliance Project

For its IT systems, the Company has substantially completed the documentation of all of the systems believed to be necessary for its operations. The Company anticipates that testing of its IT systems will be completed by the end of February 1999, and that any necessary upgrading of these systems will be completed in the first half of 1999. Expenditures to make its IT systems Year 2000 compliant are expected to be nominal because a substantial portion of its systems and information technology is outsourced to Torch.

With respect to embedded chips, the Company has substantially completed the documentation of its known embedded chips. The cost of this documentation was not material to the Company. Testing and upgrading embedded chips, however, presents significant challenges to the Company, primarily because of the number of embedded chips which control the Company's production facilities. In addition, multiple embedded chips are frequently connected in systems which may exchange date and time information, making it necessary to insure that each of the embedded chips included in the system treats the Year 2000 problem in a manner

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


allowing the system to properly function. It is also possible that the procedures used to test embedded chips will damage the chips resulting in interruptions of production.

The Company does not expect the cost of testing and upgrading its embedded chips to be material. This belief is based, however, on the assumption that the number of date related failures in the Company's embedded systems will not exceed that which has generally been documented in the industry, and that the testing of embedded chips will not result in destruction of the systems tested and the consequent interruptions in production. If these assumptions are incorrect, the Company may incur material costs in connection with testing and remedying Year 2000 problems. In addition, if the Company is not successful and ultimately experiences Year 2000 related failures, the costs attributable to lost production, damages to facilities and environmental damages may be material.

"Food Chain" Problems

Year 2000 failures affecting the Company's vendors and service providers could negatively impact the Company. The Company's primary customers are refiner's and natural gas marketers and pipelines. These customers are heavily dependent upon embedded chip technology. Although the Company has sent letters to its major customers requesting information about Year 2000 readiness, the Company does not have the ability to require responses to such letters or to independently verify their accuracy. The Company plans to continually review the Year 2000 readiness of its material customers. Year 2000 related failures of the Company's customers may have a material adverse effect on the Company.

Forward Looking Statements

This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, and the Year 2000 problem, are forward-looking statements. There can be no assurances that such forward looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

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

                             BELLWETHER EXPLORATION COMPANY
                             ------------------------------
                                             (Registrant)


Date: November 13, 1998            By:/s/ J. Darby Sere'
      ------------------------        ------------------
                                      J. Darby Sere'
                                      Chairman and Chief Executive Officer


Date: November 13, 1998            By:/s/ William C. Rankin
      ------------------------        ---------------------
                                      William C. Rankin
                                      Senior Vice President and Chief Financial
                                        Officer