Form 10-K405
period 1998-12-31
BELLWETHER EXPLORATION CO
filed 1999-03-22
CIK 319459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 8, 1999 was approximately $42,494,406.

     As of March 8, 1999, the number of outstanding shares of the registrant's common stock was 14,164,802.

     Documents Incorporated by Reference: Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 1998, are incorporated by reference into Part III.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                          ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                     ----------
PART I
 Item 1.       Business..............................................    3
 Item 2.       Properties............................................   11
 Item 3.       Legal Proceedings.....................................   22
 Item 4.       Submission of Matters to a Vote of Security Holders...   23

PART II

 Item 5.       Market for the Registrant's Common Equity and
               Related Stockholder Matters...........................   23
 Item 6.       Selected Financial Data...............................   24
 Item 7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................   25
 Item 7a.      Quantitative and Qualitative Disclosures
               About Market Risk.....................................   41
 Item 8.       Financial Statements and Supplementary Data...........   42
 Item 9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...................   72

PART III

 Item 10.      Directors and Executive Officers of the Registrant....   72
 Item 11.      Executive Compensation................................   72
 Item 12.      Security Ownership of Certain Beneficial Owners and
               Management............................................   72
 Item 13.      Certain Relationships and Related Transactions........   72

PART IV

 Item 14.      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...........................................   73

  --   Signatures

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                                    PART I
                                    ------
Item 1.  Business
-----------------

     This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). All statements other than statements of historical fact included herein regarding the Company's financial position, estimated quantities and net present values of reserves, business strategy, plans and objectives for future operations and covenant compliance, are forward-looking statements. The Company can give no assurances that the assumptions upon which these statements are based will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed under Risk Factors and elsewhere herein. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the cautionary statements.

General
-------

     Bellwether Exploration Company ("Bellwether" or the "Company") is an independent energy company engaged in the acquisition, exploitation, development, and production of and exploration for oil and gas properties and the gathering and processing of natural gas. The Company's core area of activity is the Texas and Louisiana Gulf Coast, both on and offshore. Additionally, the Company has material properties in Alabama and offshore California. At December 31, 1998, the Company's estimated net proved reserves, using constant prices which were in effect at such date, totaled 8.5 MMBbl of oil, 1.6 MMBbl of natural gas liquids ("NGL"), and 111.6 MMcf of natural gas for a total of 172.0 billion cubic feet of gas equivalent ("BCFE"). On an equivalency basis, approximately 65% of the Company's estimated net proved reserves were natural gas and 95% were developed at such date. In addition, the Company has interests in natural gas processing plants in California and West Texas.

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

     In order to facilitate greater comparability with its peer group by the financial community, the Company changed its fiscal year to the calendar year, beginning January 1, 1998. This resulted in a six-month transition period of July 1, 1997 through December 31, 1997 ("transition period").

Oil and Gas Activities
----------------------

     In 1987 and 1988, the Company merged with two independent oil and gas companies owned by institutional investors and managed by Torch Energy

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

Advisors Incorporated ("Torch"). Since those mergers, the Company has operated under agreements, pursuant to which the Company outsources certain administrative functions to Torch.

     In August 1994, Bellwether acquired, by merger, certain of the assets, liabilities and properties of Odyssey Partners, Ltd. ("Odyssey"), an exploration company specializing in 3 dimensional ("3-D") seismic and computer-aided exploration ("CAEX") technology, in exchange for 0.9 million shares of Common Stock and $5.6 million in cash. The Odyssey merger provided the Company with significant expertise in 3-D seismic and CAEX technology.

     On February 28, 1995, Bellwether acquired Hampton Resources Corporation ("Hampton") by merger for $17.0 million in cash and approximately 1.0 million shares of Common Stock. Hampton was a publicly held oil and gas company based in Houston, Texas.

     In April 1997, the Company acquired oil and gas properties and $13.9 million of working capital from affiliates of Torch ("Partnership Transactions"), for $141.1 million after purchase price adjustments. The Company financed the Partnership Transactions and related fees, with $34.1 million net proceeds of a Common Stock offering, $97.0 million net proceeds of $100.0 million offering of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings")and advances under a new credit facility ("New Credit Facility" or "Senior Credit Facility"). In addition, as consideration for advisory services, Torch was issued 150,000 shares of the Company's common stock and a warrant, expiring in April 2002,to purchase 100,000 shares of common stock at $9.90 per share. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

     Subsequent to the Partnership Transactions, the Company identified for divestiture non-core properties including approximately 10% of the estimated net proved reserves attributable to the Partnership Transactions. These properties were primarily small working interests in geographically diverse locations, with generally lower operating margins and limited development potential. Such properties were sold in a series of transactions from May 1997 to December 1997 for aggregate consideration of $24 million. The net proceeds from these divestitures were used to repay indebtedness.

Business Strategy
-----------------

     Since the completion of the Partnership Transactions, the Company has employed a balanced growth strategy which emphasizes growth in reserves, production, cash flows and net asset values through a combination of strategic producing property acquisitions and technology-driven exploratory and development drilling focused within core operating areas. The key elements of this strategy are as follows:

     Core Areas. The Company will enhance its competitive position by focusing its activities within core geographic areas where it has significant existing assets and infrastructure, superior technical expertise and experience, a technical/operational database and demonstrated business know-how. The Company considers the Texas-Louisiana Gulf Coast, both on and

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

offshore, to be its core area. The Company may seek to establish additional core areas in the future which are complementary to its strategy.

     High value operated properties. The Company will increase efficiency, establish greater control and enhance economic impact with respect to its activities through concentrating its holdings in a fewer number of higher value properties, a majority of which it will seek to operate. Achievement of this objective will be a principal targeting criteria in the execution of its acquisition and divestiture strategies. Toward this end the Company's exploration program will emphasize internal prospect generation as well as strategic relationships with prospect generators having demonstrated expertise within a particular play type or area of interest.

     Technology Driven. The Company will seek to improve its success rates and drive down its finding and operating costs by employing the latest state of the art technology in its exploration, development and operating activities. Its exploration and development program will utilize 3-D seismic evaluation, sophisticated seismic processing and modeling tools and computer aided exploration and development systems. Operationally the Company will employ horizontal drilling, enhanced recovery methods and advanced completion and production techniques.

     Interdisciplinary Approach. The Company will utilize interdisciplinary teams comprised of geologists, geophysicists and engineers in the generation and evaluation of acquisition, exploration and exploitation investment opportunities. Through this approach the Company will maximize the identification and quantification of opportunities and reduce risk through the application of complementary experience, know-how and technology. The Company will target opportunities which offer multiple application of successful concepts and are on trend with and extensions of existing applications of such concepts.

     Contain and Reduce Cost. In order to maintain a competitive cost structure and to increase efficiency, the Company will continuously seek to reduce cost, whether operating, capital or overhead. In this regard the Company expects to continue to outsource certain non-strategic functions. Additionally, the Company will regularly review its property base aggressively exploiting identified opportunities and divesting non-core or lower margin assets and redeploying capital to a higher use.

Markets
-------

     Bellwether's ability to market oil and gas from the Company's wells depends upon numerous factors beyond the Company's control, including: 1) the extent of domestic production and imports of oil and gas, 2) the proximity of gas production to gas pipelines, 3) the availability of capacity in such pipelines,
4) the demand for oil and gas by utilities and other end users, 5) the availability of alternate fuel sources, 6) the effects of inclement weather, 7) state and federal regulation of oil and gas production and 8) federal regulation of gas sold or transported in interstate commerce. No

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

assurances can be given that Bellwether will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas Bellwether produces.

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

     Sales to Torch Co-Energy LLC accounted for approximately 28% and 22% of fiscal year 1998 and transition period 1997 revenues, respectively. Sales to Valero Industrial Gas, L.P. accounted for 18.0% of fiscal 1997 revenues. Sales to Texas Gas Transmission Corporation, Warren Petroleum Corporation and Koch Industries Inc. accounted for 32.9% of fiscal 1996 revenues. Management of the Company does not believe that the loss of any single customer or contract would materially affect the Company's business. There are no other significant delivery commitments and substantially all of the Company's oil and gas production is sold at market responsive pricing through a marketing affiliate of Torch. The Company from time to time may enter into crude oil and natural gas price swaps or other similar hedge transactions to reduce its exposure to price fluctuations.

Regulation
----------

     Federal Regulations
     -------------------

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

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

     Federal, State or Indian Leases. In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or, in the case of the Company's Outer Continental Shelf ("OCS") leases in federal waters, Minerals Management Service ("MMS") or other appropriate federal or state agencies. The Company's OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. In addition, the MMS has proposed to amend its regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. The MMS has issued a notice of proposed rule making in which it proposes to amend its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. Among other matters, this proposed rule would amend the valuation procedure for the sale of federal royalty oil. The Company cannot predict what action the MMS will take on this matter, nor can it predict at this stage of the proceeding how the Company might be affected by this proposed amendment to the MMS' royalty regulations.

     The Mineral Leasing Act of 1920 (the "Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the BLM (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect. The Company owns interests in numerous federal onshore oil and gas leases. It is possible that the Common Stock will be acquired by citizens of foreign countries, which at some time in the future might be determined to be non-reciprocal under the Mineral Act.

     State Regulations. Most states regulate the production and sale of oil and gas, including: 1) requirements for obtaining drilling permits, 2)the method of developing new fields, 3) the spacing and operation of wells and 4) the prevention of waste of oil and gas resources. The rate of production may be regulated and the maximum daily production allowable from both oil and gas wells may be established on a market demand or conservation basis or both.

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

     Environmental Regulations
     -------------------------

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

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

     Oil Pollution Act. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose certain duties and liabilities on "responsible

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


Competition
-----------

     The oil and gas industry is highly competitive in all of its phases. Bellwether encounters competition from other oil and gas companies in all areas of the Company's operations, including the acquisition of reserves and producing properties and the marketing of oil and gas. Many of these companies possess greater financial and other resources than Bellwether. Competition for producing properties is affected by the amount of funds available to the Company, information about a producing property available to the Company and any standards established by the Company for the minimum projected return on investment. Competition may also be presented by alternate fuel sources.

ITEM 2.  PROPERTIES
-------------------

Reserves
--------

     The Company holds interests in oil and gas properties, all of which are located in the United States. The Company's principal developed properties are located in Texas, Louisiana, Alabama, offshore California and the Gulf of Mexico. Estimated net proved oil and gas reserves at December 31, 1998 decreased approximately 20% from December 31, 1997. This decrease was primarily caused by lower oil prices which resulted in decreases in the economic life of properties, most notably Waddell Ranch and Point Pedernales. The Company has not filed oil or gas reserve information with any foreign government or Federal authority or agency.

     The following table sets forth certain information, as of December 31, 1998, which relates to fields which hold approximately 79% of the Company's proved oil and gas reserves:

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                                                                 Net Proved Reserves                    1998 Net Production
                                                    ------------------------------------------  ----------------------------------
                                                           OIL &                                   OIL &
                                                            NGL          GAS                        NGL          GAS
FIELD                                                     (MBBLS)       (MMCF)        MMCFE       (MBBLS)      (MMCF)       MMCFE
-------------------------------------------------   --------------  -----------  -------------  ------------  ----------  --------
Waddell Ranch field, TX                                    3,735         6,874        29,284         523          760        3,898
Point Pedernales field,
  offshore CA                                              2,463         1,382        16,160         585          257        3,767
Ship Shoal Complex,
  Gulf of Mexico                                           1,067         5,942        12,344         385        2,949        5,259
High Island Block A-334
  field, Gulf of Mexico                                      269         7,664         9,278          53        1,798        2,116
Blue Creek field, AL                                         ---         8,930         8,930         ---          911          911
Cove field, offshore TX                                       13         6,202         6,280           9        2,596        2,650
La Rica field, TX                                              4         6,195         6,219         ---          591          591
Porters Creek field, TX                                       54         4,807         5,131           9          547          601
Robinson's Bend field, AL                                    ---         4,704         4,704         ---          337          337
Reddell field, LA                                             86         3,834         4,350          10          467          527
Giddings field, TX                                           162         3,266         4,238          87          951        1,473
Gomez field, TX                                              ---         4,144         4,144         ---          318          318
Fort Trinidad field, TX                                      561           705         4,071          68          186          594
Mist field, OR                                               ---         3,790         3,790         ---           33           33
South Marsh Island Block
  269 field, Gulf of
  Mexico                                                     177         2,286         3,348          36          364          580
Morganza field, LA                                            26         3,077         3,233           6          569          605
West Chalkley field, LA                                       16         3,033         3,129           4          479          503
Rocky Creek field, TX                                          4         2,906         2,930           1          574          580
East Cameron Block 17,
  offshore LA                                                  9         2,148         2,202           8          779          827
Happy field, TX                                              293            57         1,815          95            6          576
Others                                                     1,122        29,639        36,371         419        5,830        8,344
                                                    ------------------------------------------  ----------------------------------
                                                          10,061       111,585       171,951       2,298       21,302       35,090
                                                    ==========================================  ==================================

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

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

Acreage
-------

     The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of December 31, 1998. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one.

                                              Gross      Net
                                             -------   -------

      Developed Acreage...................   476,883   109,933
      Undeveloped Acreage.................   159,501    74,207
                                             -------   -------
          Total...........................   636,384   184,140
                                             =======   =======

     Bellwether believes that the title to its oil and gas properties is good and defensible in accordance with standards generally accepted in the oil and gas industry, subject to such exceptions which, in the opinion of the Company, are not so material as to detract substantially from the use or value of such properties. The Company's properties are typically subject, in one degree or another, to one or more of the following: 1) royalties and other burdens and obligations, express or implied, under oil and gas leases; 2) overriding royalties and other burdens created by the Company or its predecessors in title;
3) a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements,

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; 4) back-ins and reversionary interests arising under purchase agreements and leasehold assignments; 5) liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing obligations to unpaid suppliers and contractors and contractual liens under operating agreements; 6) pooling, unitization and communitization agreements, declarations and orders; and 7) easements, restrictions, rights-of-way and other matters that commonly affect oil and gas producing property. To the extent that such burdens and obligations affect the Company's rights to production revenues, they have been taken into account in calculating the Company's net revenue interests and in estimating the size and value of the Company's reserves. Bellwether believes that the burdens and obligations affecting the Company's properties are conventional in the industry for properties of the kind owned by the Company.

Productive Wells
----------------

     The following table sets forth Bellwether's gross and net interests in productive oil and gas wells as of December 31, 1998. Productive wells are defined as producing wells and wells capable of production.

                                       Gross   Net
                                       -----   ---

      Oil Wells.....................   1,303   212
      Gas Wells.....................     703   164
                                       -----   ---
          Total.....................   2,006   376
                                       =====   ===

Production
----------

     The Company's principal production volumes during the fiscal year ended December 31, 1998 were from the states of Louisiana, Texas and Alabama, from federal waters in offshore California and from the Gulf of Mexico in federal and state waters.

     Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appear in Note 11 of the Notes to Consolidated Financial Statements Supplemental Information.

Drilling Activity and Present Activities
----------------------------------------

     During the last three fiscal years and the transition period ended December 31, 1997, the Company's principal drilling activities occurred in the continental United States and offshore Texas, Louisiana and California in federal and state waters.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

ownership of working interests owned directly by the Company in gross wells expressed as whole numbers and percentages thereof.

                                                         Exploratory Wells
                                                         -----------------
                                               Gross                                                      Net
                      -----------------------------------------------------      --------------------------------------------------
                                                     Dry                                                       Dry
                             Productive             Holes          Total                 Productive           Holes        Total
                      -----------------------------------------------------      --------------------------------------------------

Fiscal 1996                       1                  3               4                        .06               .24          .30
Fiscal 1997                       3                  4               7                        .75               .74         1.49
Six Month
 Transition 1977                  2                  2               4                        .28               .78         1.06
Fiscal 1998                      14                  5              19                       4.10              1.52         5.62

                                                         Development Wells
                                                         -----------------
                                              Gross                                                       Net
                       ------------------------------------------------          --------------------------------------------------
                                                  Dry                                                        Dry
                             Productive          Holes         Total                    Productive          Holes          Total
                       ------------------------------------------------          --------------------------------------------------
Fiscal 1996                      21                1             22                         1.66               .90          2.56
Fiscal 1997                      52                2             54                         5.34               .63          5.97
Six Month Transition
 Transition 1997                 30                5             35                         2.40              1.19          3.59
Fiscal 1998                      69                4             73                         7.53               .52          8.05

The Company had 5 wells in process as of December 31, 1998.

Gas Plant and Gas Gathering Facilities
--------------------------------------

     As of December 31, 1998 the Company owned iterests in the following gas plants:

                                                                         Fiscal Year 1998
                                                            --------------------------------------
                                                               Capacity    Throughput    Ownership
Facility                State         Operator                   MMCFD        MMCFD       Interest
--------                -----         --------              --------------------------------------

Point
Pedernales
Gas Plant                CA     Nuevo Energy Company               13           4.8        19.70%

Snyder Gas                      Torch Energy
Plant                    TX     Marketing Inc.                     60            14        13.91%

Diamond M-
Sharon Ridge                    Exxon Company,
Gas Plant (1)            TX     U.S.A.                             (1)           (1)          (1)

(1) The Company has a 36.72% interest in the operations of the former Diamond M-Sharon Ridge Gas Plant. This plant was dismantled in December 1993, and the gas is being processed by Snyder Gas Plant pursuant to a processing agreement.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

Risk Factors
------------

     Historically Low Oil Prices
     ---------------------------

     Oil prices were lower in 1998 than in previous years, and hit historic lows during the first quarter of 1999. Continued low oil prices will continue to affect the Company adversely.

     Volatility of Oil and Gas Prices and Markets
     --------------------------------------------

     Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include: 1) weather conditions in the United States, 2) the condition of the United States economy, 3) the actions of the Organization of Petroleum Exporting Countries, 4) governmental regulation, 5) political stability in the Middle East and elsewhere, 6) the foreign supply of oil and gas, 7) the price of foreign imports and 8) the availability of alternate fuel sources. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, its borrowing capacity, its ability to obtain additional capital, and its revenues, profitability and cash flows.

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

     Ability to Replace Reserves
     ---------------------------

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


     Acquisition Risks
     -----------------

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

     The successful acquisition of producing properties requires an assessment of: 1) recoverable reserves, 2) exploration and exploitation potential, 3) future oil and natural gas prices, 4) operating costs, 5) potential environmental and other liabilities and 6) other factors beyond the Company's control. In connection with such an assessment, the Company performs a review of the properties that it believes to be generally consistent with industry practices. Nonetheless, the resulting assessments are inexact and their accuracy is inherently uncertain, and such a review may not reveal all existing or potential problems, nor will it necessarily permit the Company to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. In addition, sellers of properties may be unwilling or financially unable to indemnify the Company for known or unknown liabilities at the time of an acquisition.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


     Drilling Risks
     --------------

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain and cost overruns are common. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including: 1) title problems, 2) weather conditions, 3) compliance with governmental requirements and 4) shortages or delays in the delivery of equipment and services.


     Substantial Capital Requirements
     --------------------------------

     The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with sale of senior subordinated notes, proceeds from bank borrowings, sales of its Common Stock and cash flow from operations. The
Company believes that it will have sufficient cash flows provided by operating activities, the proceeds of equity offerings and borrowings under the Senior Credit Facility to fund planned capital expenditures. If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

     Significant Leverage and Debt Service
     -------------------------------------

     The Company's level of indebtedness has several important effects on its future operations, including: 1) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, 2) covenants contained in the Company's debt obligations require the Company to meet certain financial tests, and other restrictions limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and 3) the Company's ability to obtain financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial,

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.

     Administrative Services Agreement; Reliance on Torch
     ----------------------------------------------------

     The Company currently has seventeen employees. The Company is party to an administrative services agreement ("Administrative Services Agreement") with Torch, pursuant to which Torch performs certain administrative functions for the Company, including financial, accounting, legal and technical support. The Company believes that its relationship with Torch provides the Company with access to professional, technical and administrative personnel not otherwise available to a company of its size. Bellwether believes that if the Administrative Services Agreement were terminated Bellwether could, over time, hire experienced personnel and acquire the accounting and reporting systems and other assets necessary to replace Torch. However, the unanticipated termination of the Administrative Services Agreement could have a material adverse effect upon the Company. The Administrative Services Agreement may be terminated by Bellwether upon one year's prior notice and may not be terminated by Torch prior to December 31, 1999. The Company intends to terminate the current Administrative Services Agreement on December 31, 1999, and is currently in negotiations with Torch to finalize agreements which would take the place of the existing Administrative Services Agreement.

     Conflicts of Interest
     ---------------------

     Torch also renders administrative services to other independent oil and gas companies and may manage or render management or administrative services for other energy companies in the future. These services may include the review and recommendation of potential acquisitions. It is possible that conflicts may occur between Bellwether and these other companies in connection with possible acquisitions or otherwise in connection with the services rendered by Torch. Although the Administrative Services Agreement provides for procedures to reconcile conflicts of interest between these other companies and the Company, no assurances can be made that such procedures will fully protect the Company from losses which may occur if a conflict between the Company and these other companies arises.

     Estimates of Oil and Gas Reserves
     ---------------------------------

     This document contains estimates of oil and gas reserves owned by the Company, and the future net cash flows attributable to those reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and the reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

reserves, is a function of: 1) the available data, 2) assumptions regarding future oil and gas prices and expenditures for future development and exploitation activities, and 3) of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions based upon production history, development and exploitation activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and estimates set forth herein. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on a gas equivalent basis, oil was converted to gas equivalent at the ratio of one Bbl of oil to six Mcf of gas. While this ratio approximates the energy equivalency of oil to gas on a Btu basis, it may not represent the relative prices received by the Company on the sale of its oil and gas production.

     The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to estimated proved reserves set forth herein were prepared in accordance with the rules of the SEC, and are not intended to represent the fair market value of such reserves.

     Hedging of Production
     ---------------------

     The Company may, from time to time, reduce its exposure to the volatility of oil and gas prices by hedging a portion of its production. In a typical hedge transaction, the Company will have the right to receive from the counterparty to the hedge, the excess of the fixed price specified in the hedge over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the fixed price, the Company is required to pay the counterparty this difference multiplied by the quantity hedged. In such case, the Company is required to pay the difference regardless of whether the Company has sufficient production to cover the quantities specified in the hedge. Significant reductions in production at times when the floating price exceeds the fixed price could require the Company to make payments under the hedge agreements even though such payments are not offset by sales of production. Hedging will also prevent the Company from receiving the full advantage of increases in oil or gas prices above the fixed amount specified in the hedge.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

     Operating Hazards, Offshore Operations and Uninsured Risks
     ----------------------------------------------------------

     Bellwether's operations are subject to risks inherent in the oil and gas industry, such as: 1) blowouts, 2) cratering, 3) explosions, 4) uncontrollable flows of oil, gas or well fluids, 5) fires, 6) pollution, 7) earthquakes and 8) environmental risks. These risks could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Moreover, a portion of the Company's operations are offshore and therefore are subject to a variety of operating risks peculiar to the marine environment, such as hurricanes or other adverse weather conditions, to more extensive governmental regulation, including regulations that may, in certain circumstances, impose strict liability for pollution damage, and to interruption or termination of operations by governmental authorities based on environmental or other considerations.

     The Company's operations could result in liability for: 1) personal injuries, 2) property damage, 3) oil spills, 4) discharge of hazardous materials, 5) remediation and clean-up costs and other environmental damages. The Company could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on the Company's financial condition and results of operations. The Company maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but does not believe that insurance coverage for all environmental damages that occur over time is available at a reasonable cost. Moreover, the Company does not believe that insurance coverage for the full potential liability that could be caused by sudden environmental damages is available at a reasonable cost. Accordingly, the Company may be subject to liability or may lose substantial portions of its properties in the event of certain environmental damages.

     Environmental and Other Regulation
     ----------------------------------

     The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations require: 1) the acquisition of a permit before drilling commences, 2) restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, 3) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and 4) impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

a significant impact on the operating costs of the Company, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations.

     The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.


     Competition
     -----------

     The Company operates in the highly competitive areas of oil and gas exploration, development and production. The Company's competitors include major integrated oil and gas companies and substantial independent energy companies, many of which possess greater financial and other resources than the Company.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Cause No. C-4417-96-G; A.R. Guerra, et al. V. Eastern Exploration, Inc., et al.; In the 370th Judicial District Court of Hidalgo County, Texas

     On October 11, 1996, Plaintiffs filed suit in Hidalgo County, Texas, naming Eastern Exploration, Inc., ("Eastern"), Rebel Drilling, L.P., Southwest Gas Supply, Inc., and Bellwether Exploration Company as Defendants. Plaintiffs seek recovery of compensatory royalties in the amount of $3.3 million under the offset and compensatory royalty provisions of a 648-Acre Lease entered into between Plaintiffs, as Lessors, and Eastern, as Lessee, a lease in which the Company's predecessor, Hampton Resources Corporation, acquired a partial interest by assignment. Plaintiffs also included a separate claim for damages from an alleged breach of the bonus provisions of an entirely distinct and unrelated Top Lease Agreement. The Company believes that Plaintiffs claims for recovery of damages for alleged breach of the bonus provisions of the Top Lease Agreement, are without merit, and the Company has filed a Motion for Summary Judgement with the Court seeking dismissal of the claims. Plaintiffs have also filed a Motion for Summary Judgement as to their claims. Rulings on both Plaintiffs' and Company's Motions for Summary Judgement are pending. While the Company believes the Plaintiff's allegations are groundless and the Company will vigorously defend such position. The Company is unable to provide any assessment of possible outcomes in the case due to the uncertainty of the law surrounding the issues raised in the summary judgement motions, the vagaries of the trial process, and the need for additional discovery. Cross motions for summary judgement have been filed by the Plaintiffs. Hearings on both Plaintiffs and Defendants Motions for Summary Judgement were heard in the middle of November

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

1998. No ruling on the Motions has been issued as of the date of this document.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.


                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
MATTERS
-------

     The Company's common stock is traded on the NASDAQ National Market (Symbol:
BELW). There were approximately 1,009 stockholders of record as of March 8, 1999. The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates that cash flows will be used for continued growth in Company operations. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Note 7 of the Notes to Consolidated Financial Statements). The following table sets forth the range of the high and low sales prices, as reported by the NASDAQ for Bellwether common stock for the periods indicated.

                                              Sales Price
                                          --------------------
                                           High        Low
                                          ------   -----------
  Quarter Ended:
   September 30, 1996.................... $ 6.88         $4.38
   December 31, 1996..................... $ 9.00         $5.63
   March 31, 1997........................ $11.50         $7.88
   June 30, 1997......................... $10.25         $7.25

   September 30, 1997.................... $15.38         $9.08
   December 31, 1997..................... $14.88         $9.75

   March 31,1998......................... $11.13         $7.88
   June 30, 1998......................... $ 9.88         $7.81
   September 30, 1998.................... $ 8.88         $3.81
   December 31, 1998..................... $ 7.69         $4.13

Treasury Stock Repurchases
--------------------------

     In September 1998, the Board of Directors of the Company authorized the open market repurchase of up to $5 million of the Company's Common Stock during 1998, at times and prices deemed attractive by management. During September and October 1998, the Company repurchased 310,800 shares of Common Stock in open market transactions, at an average purchase price of $6.13 per share.

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

                                            Six Month
                          Fiscal Year      Transition
                            Ended         Period Ended
                           Dec. 31,         Dec. 31,                          Fiscal Years Ended June 30,
                          ----------      ------------      -----------------------------------------------------------------
                             1998             1997             1997(1)           1996            1995(2)           1994(3)
                          ----------      ----------        ------------      ----------      ------------      -------------


Gas revenues............. $ 46,461        $ 26,755            $ 24,202         $ 9,856          $ 4,864             $ 2,620
Oil revenues.............   26,756          17,408              14,865           5,810            3,643               1,086
Gas plant revenues
  net....................    1,203             804               3,330           3,534            4,627               2,917
Interest and other
  income.................    1,347             609                 363             116               97                  63
                          ----------      ----------        ------------      ----------      ------------      -------------
Total revenues...........   75,767          45,576              42,760          19,316           13,231               6,686

Production expenses......   25,381          13,836              11,437           5,317            2,856               1,294
General and
  administrative
  expenses...............    8,459           3,748               4,042           3,013            2,739               1,234
Depreciation, depletion
  and amortization.......   39,688          16,352              15,574           8,148            5,269               2,489
Impairment expense.......   73,899             ---                 ---             ---              ---                 ---
Interest expense.........   11,660           5,978               4,477           1,657            1,245                 721
Provision (benefit)
  for income taxes.......   (6,069)          2,114               2,585              46                9                 ---
Other expenses...........      ---             ---                 ---             153              172                 134
                          ----------      ----------        ------------      ----------      ------------      -------------
Total expenses...........  153,018          42,028              38,115          18,334           12,290               5,872
                          ----------      ----------        ------------      ----------      ------------      -------------

Net income (loss)........ $(77,251)       $  3,548            $  4,645         $   982          $   941             $   814
                          ==========      ==========        ============      ==========      ============      =============
Earnings (loss) per
  common share........... $  (5.50)       $   0.26            $   0.46         $  0.11          $  0.12             $  0.35
Earnings (loss) per
  common share-diluted....$  (5.50)       $   0.25            $   0.45         $  0.11          $  0.12             $  0.33

Working capital...........$  6,077        $ 13,964            $ 22,783         $ 5,168          $(1,246)            $  (249)
Long-term debt, net
  of current maturities...$104,400        $100,000            $115,300         $13,048          $18,525             $12,797
Stockholders' equity......$ 14,489        $ 91,669            $ 87,924         $46,597          $45,447             $18,372
Total assets..............$131,196        $214,757            $222,648         $67,225          $74,650             $35,870

______________
(1)  Includes operations from the Partnership Transactions beginning April 1,
     1997.
(2) Reflects operations from Odyssey and Hampton mergers beginning August 1994 and February 1995, respectively.
(3) Includes operations of the gas plant and Associated Gas Resources Inc. from dates of acquisition in July and December 1993, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     Bellwether is an independent energy company primarily engaged in the acquisition, exploitation and development of and exploration for oil and gas properties. Prior to April 1997, the Company had grown and diversified its operations primarily through acquisitions and subsequent development of the acquired properties. Subsequent to April 1997 the Company has employed a more balanced growth strategy combining strategic acquisitions of producing properties with technology driven exploration and development drilling. As a result, the Company's results of operations have been significantly affected by its success in acquiring oil and gas properties and its ability to maintain or increase production through its exploitation activities.

     In April 1997, the Company purchased oil and gas properties and $13.9 million of working capital from affiliates of Torch for an adjusted purchase price of $141.1 million ("Partnership Transactions"). The acquisition was recorded effective April 1, 1997 and the operations of the Company include the Partnership Transactions from that date. The Partnership Transactions were financed with $34.1 million of net proceeds of a Common Stock offering, $97.0 million net proceeds of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and borrowings under a new credit facility ("New Credit Facility"). In addition as consideration for advisory services Torch was issued 150,000 shares of the Company's common stock and a warrant, expiring in April 2002, to purchase 100,000 shares at $9.90 per share for advisory services rendered in connection with the Partnership Transactions. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

     In order to facilitate greater comparability with its peer group by the financial community, the Company changed its fiscal year to the calendar year, beginning January 1, 1998. This resulted in a six-month transition period of July 1, 1997 through December 31, 1997 ("transition period").

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized in a "full cost pool" as incurred. Oil and gas properties in the pool, plus estimated future expenditures to develop proved reserves and future abandonment, site reclamation and dismantlement costs, are depleted and charged to operations using the unit of production method based on the ratio of current production to total proved recoverable oil and gas reserves. To the extent that such capitalized costs (net of depreciation, depletion and amortization) exceed the discounted future net revenues on an after-tax basis of estimated proved oil and gas reserves, such excess costs are charged to operations. Once incurred, the writedown of oil and gas properties is not reversible at a later date even if oil and gas prices increase. Sharp declines in oil and gas prices, including further gas price decline subsequent to year end, and to a lesser extent, downward revision in estimated proved reserves resulted in a $73.9 million

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

pretax impairment charge ($71.6 after tax), in the fiscal year ended
December 31, 1998. February 23, 1999 prices used in computing the impairment were based on a NYMEX oil price of $12.48 per barrel and a NYMEX gas price of $1.71 per MMBTU, adjusted to the wellhead.

     The Company periodically uses derivative financial instruments to manage oil and gas price risk. Settlements of gains and losses on price swap contracts are generally based upon the difference between the contract price and the average closing NYMEX or other floating index price and are reported as a component of oil and gas revenue during the period in which the underlying commodity is produced. Gains or losses attributable to the termination of swap contracts are deferred and recognized in revenue when the hedged oil and gas is sold.

Financing Activities
--------------------

     The Company's outstanding indebtedness totals $104.4 million at December 31, 1998; $100 million is attributable to 10 7/8% Senior Subordinated Notes due in 2007 while $4.4 million is outstanding under a senior revolving unsecured credit facility with an ultimate maturity date of November 2003.

     In April 1997, the Company entered into a senior revolving unsecured credit facility("Senior Credit Facility") in an amount up to $90.0 million, with a current borrowing base of $60.0 million, and a maturity date of November 5, 2003. Bellwether may elect an interest rate based either on a margin plus London Interbank Offered Rate ("LIBOR") or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility, including $22.0 million to retire indebtedness previously outstanding. As of December 31, 1998, $4.4 million was outstanding under the Senior Credit Facility. The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

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

     In April 1997, the Company issued $100.0 million of 10 7/8% senior subordinated notes ("Notes") that mature April 1, 2007 for net proceed of $97.0 million. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes contain certain covenants, including limitations on: 1) the incurrence of debt, 2) on other senior subordinated

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

indebtedness, 3) on restricted payments and 4) on liens as well as restrictions
5) on the disposition of proceeds of asset sales and 6) on mergers, and 7) consolidations or sales of assets. Additionally, the notes require the Company to offer to purchase the notes in the event of a change of control.

     In order to reduce interest costs, effective September 22, 1998, the Company entered into an eight and one half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from inception to April 1, 1999 is 9.73%. Through April 1, 2002, the floating rate is capped at 10.875% and capped at 12.375% thereafter. This interest swap is accounted for as a hedge.

     In April 1997, the Company issued 4.4 million common shares in a public offering. The net proceeds of the offering were $34.1 million.

Liquidity and Capital Resources
--------------------------------

     The Company's principal sources of capital for the last three years and for the six month transition period have been the sale of Notes, borrowings under bank credit facilities, the public sale of common stock and cash flow from operations. The Company sold $100 million in Notes in fiscal 1997. Borrowings from banks were $4.9 million, $1.5 million and $57.3 million for the fiscal year 1998, the transition period 1997 and fiscal year ended June 30, 1997 respectively. The Company issued 4.4 million shares of common stock in a public offering in April 1997 for net proceeds of $34.1 million. Cash flow from operations before change in assets and liabilities totaled $30.4 million, $21.8 million, $23.3 million and $9.1 million for the fiscal year 1998, the transition period 1997 and fiscal years 1997 and 1996, respectively. The increase in cash flow from operations before changes in assets and liabilities resulted primarily from the Partnership Acquisitions in early 1997. However, cash flow from operations before changes in working capital for the fiscal year 1998 was adversely impacted by a 22% reduction in the average price received for the Company's oil and gas production as compared to the average price received during the twelve months ended December 31, 1997. In addition, during March 1996, the Company agreed to assume the purchase obligation under a gas contract in the West Monroe field in Louisiana in exchange for a cash payment of $9.9 million. In a series of transactions from May through December 1997, the Company divested non-core assets representing approximately 10% of its estimated net proved reserves for $24.3 million.

     The Company's primary uses of capital have been to fund acquisitions and to fund its exploration and development projects. Acquisitions, net of working capital acquired, totaled $10.3 million, $5.5 million and $140 million for the fiscal year 1998, the transition period 1997 and fiscal 1997, respectively. The Company's expenditures for exploration and development of its oil and gas properties totaled $30.6 million, $13.7 million, $15.6 million and $6.4 million for the fiscal year 1998, the transition period ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


Outlook
-------

     The Company has adopted a $26.8 million capital budget for the year ending December 31, 1999 primarily for development and exploratory drilling activities. The Company believes its working capital and net cash flows provided by operating activities are sufficient to meet these capital commitments. Additionally, the Company currently has a $60.0 million borrowing base under its Senior Credit Facility with $4.4 million outstanding borrowings at December 31, 1998. Further, the Company expects its borrowing base may be reduced to an undetermined amount at the next redetermination in April or May of 1999 as a result of the recent price declines as well as downward reserve revisions. The Company is continuously reviewing acquisition opportunities and expects to conclude one or more acquisitions during 1999. Acquisitions are not included in the capital budget and will be funded through additional borrowings and/or the issuance of securities.

     The Company's results of operations and cash flow are affected by changing oil and gas prices. Changes in oil and gas prices often result in changes in the level of drilling activity, which in turn adjusts the demand for and cost of exploration and development. Thus, increased prices may generate increased revenue without necessarily a corresponding increase in profitability while declining prices almost always have a negative impact on profitability. These industry market conditions have been far more significant determinants of Company earnings than have macroeconomic factors such as general inflation, which has had only minimal impact of Company activities in recent years. It is impossible to predict the precise effect of changing prices and inflation on future Company operations, and no assurance can be given as to the Company's future success at reducing the impact of price changes in the Company's operating results.

     World crude prices have continued to decline throughout 1998 and into 1999. The primary reasons for this continued decline are believed to be 1) a significant increase in worldwide production, 2) high worldwide inventories, 3) decreased demand due to the Southeast Asian economic collapse and 4) decreased demand resulting from mild Northern Hemisphere winters. Worldwide production capacity exceeds demand so macro management of worldwide production is a key factor to crude oil prices. Existing production cutbacks established in 1998 by, the Organization of Petroleum Exporting Countries ("OPEC") and other producers are expected to be extended to December 31, 1999 and additional cutbacks beginning in April 1999 have been announced. However, there can be no assurance that such agreed cutbacks will actually occur.

     In addition to continued oil price softening, gas prices have declined an average of 17% in 1998 as compared to 1997. This softening due to weather related decreased demand and high storage inventories has continued into 1999 as compared to the same period of 1998.

     The weak oil and gas prices reduce the value of oil and gas in the ground (primary assets), reduce cash flows attributable to such assets and consequently can affect future borrowing base capacity and future exploration and development activity. This slow down in activity has already been

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

reflected in record low rig counts. The domestic oil and gas rig counts have declined 69% and 20%, respectively, from a year ago. This has resulted in reduced rig prices and availability which can benefit the Company's exploration and development activities.

Year 2000 Issues
----------------

     The Year 2000 problem ("Y2k")refers to the inability of computer and other information technology systems to properly process date and time information. The problem was caused, in part, by the outdated programming practice of using two digits rather than four to represent the year in a date. The consequence of the Y2k problem is that information technology and embedded processing systems are at risk of malfunction, particularly during the transition between 1999 to 2000.

     The effects of the Y2k are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Company and its vendors, customers and business partners, as well as with government agencies.

     The risks of Y2k fall into three general areas: 1) Corporate Systems,
2) Field Systems and 3) Third Party Exposure. The Company intends to address each of these areas through a readiness process that follow the steps below:

   a)  Planning and Awareness
   b)  Inventory and Assessment
   c)  Identify Potential Problems and their Business Impact
   d)  Identify/Approve Solutions
   e)  Test and Implement Solutions
   f)  Contingency Planning

     The Company has formed a Y2k Team comprised of representatives from senior management, exploration, exploitation, accounting, legal and internal audit. The continuing progress of this Y2k Team is reported regularly to the Company's Board of Directors.

     The Company outsources a substantial portion of its information technology and field operations to Torch. The Company and Torch have jointly developed a plan to address the Company's Year 2000 issues. (As used in the remainder of this discussion, references to the Company include the Torch employees assisting the Company in its Year 2000 compliance program.)

     The estimated total costs for Y2k readiness has been nominal. It is anticipated that such costs for complete Y2k readiness will continue to be nominal as much of these costs are borne by Torch under the terms of the existing outsourcing agreement. In addition, there have been no material capital expenditures for Y2k and there is not anticipated to be material capital expenditures as most major critical field operations do not have date sensitive equipment. Remediation and testing is scheduled to be completed by June 30, 1999.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


Corporate Systems
-----------------

1. Planning and Awareness. All employees have attended Y2k informational programs including a general discussion of what Y2k is and how it could affect the business. Employees of all levels of the organization have been asked to participate in the identification of potential Y2k risks including routine Excel and Word documents. Awareness of the issue is extremely high. Overall planning of the Y2k function has been delegated to the Y2k Team mentioned above.

2. Inventory and Assessment. The Company has completed an inventory of the traditional computing platforms including client/server systems, LAN systems and PC systems, as well as an inventory of all systems software and operating systems for each computing system. In addition, third party service interfaces, banking/treasury interfaces and telecommunications have been cataloged.

     Assessment of component compliance (compliant, not-compliant, expected date of compliance, etc.) has been completed and included research of product information on the Internet, contacting peer group companies and accessing information that peer group companies have already found.

3. Identification. The failure to identify and correct a material Y2k problem in the Corporate Systems could result in inaccurate or untimely financial information for management decision-making or financial reporting purposes. The severity of such problems may impact the duration during which quality information is available to management. At this time, management believes that any Y2k disruptions associated with its financial and administration systems will not have a material effect on the Company.

4. Identify/Approve Solutions. Based upon the assessments of components' compliance, solutions are determined. These solutions include: 1) fix or replace the non-compliant component, 2) buy patches or replacement items,
     3) develop workarounds, 4) identify alternate automated processes, 5) design manual procedures and 6) develop business continuity plans for specific items or systems.

5. Test and Implement Solutions. Since April 1998 Torch has been working on a upgrade to its accounting software and is expected to achieve full Y2k compliance in the first half of 1999. In addition, all network and desktop applications used by the Company have been inventoried and are generally Y2k compliant. The costs of all such risk assessments and remediation are borne by Torch under the terms of Bellwether's outsourcing agreements. No software or hardware can be purchased and placed into service after June 30, 1999 without express Y2k compliance assurance.

6. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in the Company's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. The Company is currently

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

     considering its options with respect to contingency arrangements for temporary staffing to accommodate such situations.

Field Systems
-------------

1. Planning and Awareness. The Company's Y2k program has involved all levels of management of field and facility assets from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2k risk, which might otherwise go unnoticed by higher level employees and officers of Bellwether, and as a result, awareness of the issue is high.

2. Inventory and Assessment. This step entailed locating all embedded chip technology used in the field operations including safety systems, measurement devices, overflow valves, SCADA systems and other field processes that are date-or-time-sensitive. It is estimated that there are less than a hundred embedded components residing in the computer systems within Bellwether's numerous operated oil and natural gas fields and processing plants. During the assessment stage a list of assets to be tested was assembled. Consideration was given to 1) issues of health and safety, 2) environmental concerns, 3) economic factors and 4) other business risks as appropriate. Vendors and manufacturers have been contacted as well as product research through the Internet and the use of peer group company shared information. To date, the majority of embedded components researched have been deemed either date-insensitive or Y2k compliant. However, the complexity of embedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system. Now that the component level evaluation is substantially complete, a broader evaluation at the system level has commenced. Bellwether anticipates that the system level evaluation will be completed by the end of the second quarter 1999.

3. Identification. The failure to identify and correct a material Y2k problem could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production. The Company is actively engaged in a program to prioritize the remediation of embedded components and systems which are either known to be Y2k non-compliant or which have higher risk of Y2k failures, and to further prioritize remediation targets by the anticipated financial impact of any such failures on the Company. To assist in this effort, Bellwether and Torch have retained consultants who are knowledgeable and experienced in the assessment of Y2k issues impacting field operations. Bellwether intends to give extremely high priority to the remediation of any situation that impacts employee health and safety or environmental security. The cost of the assessment is not expected to be material to Bellwether's financial results. At this time management is unable to express any degree of confidence that there will not be material production disruptions associated with Y2k non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

4. Identify/Approve Solutions. Based upon the assessment of field systems, regarding compliance or non-compliance, solutions are determined. These potential solutions include 1) fix or replace non-compliant items, 2) buy patches or replacement items, 3) develop workarounds, 4) identify alternative automated processes, 5) design manual procedures and 6) develop business continuity plans for specific items or systems.

5. Test and Implement Solutions. Once identified, assessed and prioritized, Bellwether intends to test, upgrade and certify those embedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance. It is important to note that in some circumstances, the procedures used to test embedded components for Y2k compliance themselves pose a risk of damaging the component or corrupting the system. Accordingly, there may be situations in which a decision not to test may be deemed the most prudent.

     The Company does not expect the cost of testing and upgrading its embedded chips to be material due to the number of components and the low cost of such components. If this assumption is incorrect, the Company may incur material costs in connection with testing and remedying Year 2000 problems. In addition, if the Company is not successful and ultimately experiences Y2k related failures, the costs attributable to lost production, damages to facilities and environmental damages may be material. The effort to address the Y2k situation is dynamic and may likely not be fully completed by December 31, 1999.


6. Contingency Planning. Should material production disruptions occur as a result of Y2k failures in the field operations, Bellwether's operating cash flow will be impacted. This contingency is being factored into deliberations on capital budgeting, liquidity and capital adequacy. It is management's intention to maintain adequate financial flexibility to sustain the Company during any such period of cash flow disruption.

Third Party Exposures
---------------------

1. Planning and Awareness. The Company has been involved in informational programs with its employees and the employees of Torch who have significant interaction with outside vendors, customers and business partners of the Company. All levels of employees in the organization have been asked to participate in the identification of potential third party Y2k risk, which might otherwise go unnoticed by higher level employees and officers of Bellwether, and as a result, awareness of the issue is considered high.

2. Inventory and Assessment. Surveys of general Y2k readiness have been sent to all vendors, customers and business partners of the Company. An assessment is made regarding the priority of risk associated with each third party, and how the third party's level of compliance directly affects day-to-day business. The Company's most critical customers are outside operators of wells, gas plants, refineries, natural gas marketers and pipelines.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


3. Identification. Refineries are extremely complex operations containing hundreds or thousands of computerized processes. The failure on the part of a Bellwether refinery customer to identify and correct a material Y2k problem could result in material disruptions in the sale of Bellwether's production to that refinery. In many cases, affected Bellwether production may not be easily shifted to other markets, and the result can range from reduced realizations on crude oil produced, curtailed production or even shut-in production. Failures of natural gas marketers and the pipelines that connect Bellwether's production to markets may have similar effects. Although the Company has made inquiries to key third parties on the subject of Y2k readiness and will continue to do so, it has no ability to require responses to such inquiries or to independently verify their accuracy. Accordingly, management is unable to express any degree of confidence that there will not be material production disruptions associated with third party Y2k non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

     Other significant concerns include the integrity of global telecommunication systems, the readiness of commercial banks to execute electronic fund transfers and of the ability of the financial community to maintain an orderly market in Bellwether's securities.

4. Identify/Approve Solutions. By prioritizing the various third party risks mentioned above, a list of most critical third party vendor, customer and business partners has been determined. By cross-referencing the results of the Y2k readiness survey with the Company's priority list of third parties solutions can be determined. These may involve field and/or office visits and more detailed meetings to access the third party's Y2k compliance.

5. Test and Implement Solutions. Where the Company perceives significant risk of Y2k non-compliance that may have a material impact on the Company, and where the relationship between the Company and a vendor, customer or business partner permits, joint testing may be undertaken during 1999. Joint testing would occur following upgrades and other remediation to hardware, software and communications links, as applicable, with the intent of determining that the remediated system being tested will perform as expected after December 31, 1999.

6. Contingency Planning. Should material production disruptions occur as a result of Y2k failures of third parties, Bellwether's operating cash flow will be impacted. This contingency is being factored into deliberations on capital budgeting, liquidity and capital adequacy. It is management's intention to maintain adequate financial flexibility to sustain the Company during any such period of cash flow disruption.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

RESULTS OF OPERATIONS
---------------------

     For comparability with annual periods, amounts discussed in this section regarding the six month transition period 1997 have been annualized. These amounts may not be indicative of twelve month's operating results. The table below recaps the major components of financial and operating performance to be discussed (amounts in thousands):

                                                        Annualized (1)
                                                          Transition               Fiscal             Fiscal
                                  Fiscal 1998            Period 1997                1997               1996
                                ---------------       ------------------        -----------        ------------

Oil and gas revenues               $ 73,217               $88,326                 $39,067             $15,666
Gas plant revenues,net                1,203                 1,608                   3,330               2,577
Gas gathering revenue, net              ---                   ---                     ---                 957
Interest and other                    1,347                 1,218                     363                 116
                                ---------------       ------------------        -----------        ------------

Total revenue                        75,767                91,152                  42,760              19,316

Production expenses                  25,381                27,672                  11,437               5,317
Depreciation,depletion and
  amortization                       39,688                32,704                  15,574               8,148
Impairment expense                   73,899                   ---                     ---                 ---
General and administrative
  expenses                            8,459                 7,496                   4,042               3,013
Income tax (benefit)
 and other                           (6,069)                4,228                   2,585                 199
Interest expense                     11,660                11,956                   4,477               1,657
                                ---------------       ------------------        -----------        ------------
Net income (loss)                  $(77,251)              $ 7,096                 $ 4,645             $   982
                                ===============       ==================        ===========        ============

Production
  Oil and condensate (MBBLS)          2,298                 2,108                     854                 334
  Natural gas (MMCF)                 21,302                22,386                  10,552               5,099
  Gas equivalent (MMCFE)             35,090                35,034                  15,676               7,103


Average sales price (2)
  Oil and condensate (per
  barrel)                          $  11.34               $ 16.34                 $ 17.41             $ 17.81
  Natural gas (per MCF)            $   2.05               $  2.55                 $  2.29             $  2.02

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


Average unit production
  costs per equivalent
  MCF (1 barrel equals 6
  MCF)                         $   .72      $   .79       $   .73       $   .75

Average unit general and
  administrative expense
  per equivalent MCF (3)       $   .24      $   .21       $   .23       $   .34


Average unit depletion rate
  per equivalent MCF(4)        $  1.10      $   .90       $   .94       $   .98

_______
(1) Annualized amounts were computed by multiplying Transition Period 1997 components by 2
(2) Average sales price is exclusive of the effect of natural gas and crude oil price hedges
(3) Exclusive of general and administrative expenses allocated to gas plants and gas gathering facilities
(4)  Exclusive of depreciation on gas plants

     Operations of the gas plant and the gathering system are summarized as follows:

                                                             Annualized
                                                             Transition
                                                 Fiscal        Period        Fiscal      Fiscal
                                                  1998          1997          1997        1996
                                                 ------      ----------      ------      ------
Plant product sales volume (MBBLS).............     254           218           319          321
Average product sales price per barrel.........  $10.19        $14.45        $16.77       $13.01
Gathering system throughput (MMCF per day).....     ---           ---           ---          4.0(1)

___________
(1) Represents operations from July 1995 through February 1996. Subsequent to February 1996, the Company ceased recognition of such operations following the Company's assumption of a gas purchase contract and receipt of $9.9 million. (See Note 2 of Notes to Consolidated Financial Statements).


     Fiscal 1998 Compared with Annualized Transition Period 1997:
     ------------------------------------------------------------

     Fiscal 1998 reflects a loss of $77.3 million as compared to net income of $7.1 million for the annualized transition period 1997. The loss in 1998 is directly attributable to oil and gas price declines of 31% and 20%, respectively, and the full cost ceiling impairment of $73.9 million. Such impairment resulted from the price declines as well as the downward revision in proved reserves.

     Oil and gas revenues were $73.2 million for the year ended December 31, 1998, a decrease of 17% over the annualized transition period 1997. This decrease is primarily due to the decline in oil and gas prices mentioned above. Oil prices decreased from $16.34 per barrel in the annualized

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

transition period 1997 to $11.34 in the fiscal year ended December 31, 1998. Gas prices decreased from $2.55 per Mcf in the annualized transition period 1997 to $2.05 per Mcf in the fiscal year ended December 31, 1998. The Company utilized various hedging transactions to manage a portion of the risks associated with natural gas and crude oil price volatility. As a result of these hedges, oil and gas revenues were increased by $3.6 million in the year ended December 31, 1998 and reduced by $1.6 million in the transition period 1997.

     Gas plant revenues were $3.2 million in the year ended December 31, 1998, a decrease of 22% from the transition period 1997 gas plant revenues of $4.1 million. The decrease in average liquid prices of 30% is the primary reason gas plant revenues have declined. The average liquid price in fiscal 1998 was $10.19 per barrel while the annualized transition period 1997 average liquid price was $14.45 per barrel. Throughput volumes have remained steady at 14.3 MMcf per day in fiscal 1998 as compared to 14.9 MMcf per day in annualized transition period 1997. Plant shut-in days were less in fiscal 1998 with 8 days downtime in 1998 resulting from an accident in an adjacent plant and the tie-in of new equipment. Downtime in 1997 totaled 24 days (48 days annualized) for installation of an amine unit in September 1997 and repairs to the insulation in the incinerator. Gas plant expenses were $2.0 million in fiscal 1998 and $2.5 million in annualized transition period 1997.

     Interest and other income increased to $1.3 million in fiscal 1998 from $1.2 million in annualized transition period 1997.

     Production expenses for the year ended December 31, 1998 were $25.4 million, a decrease of 8% from the transition period amount. On an MCF equivalency basis, production expenses for the year decreased to $.72 per equivalent MCF versus $.79 per equivalent MCF in the transition period 1997.

     Depreciation, depletion and amortization for the year ended December 31, 1998 increased 21% to $39.7 million. The increase is due to the increase in the depreciation, depletion and amortization rate per MCF to $1.10 per MCF. This represents a 21% increase over the annualized transition period 1997 rate of $.90 per MCF. The rate increase is primarily due to a downward revision to proved reserves of 26 BCFE or 12% of the reserve quantities at the beginning of the year. Weak oil and gas prices were the most significant contributor to the reserve revision. Production performance also contributed to the revision, but to a lesser extent as the weak prices resulted in a shortened economic life for certain of the Company's properties.

     An impairment expense of $73.9 million was required in fiscal 1998 because the Company's capitalized costs (net of depreciation, depletion and amortization) exceeded the discounted future net reserves on a after-tax basis of estimated proved oil and gas reserves. The decline in oil and gas reserves and discounted future net revenues is due largely to depressed oil and gas prices.

     General and administrative expenses increased from $7.5 million in annualized transition period 1997 to $8.5 million in the year ended December

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

31, 1998. The closing of the Company's Dallas exploration office in March 1998 resulted in $.3 million of increased general and administrative expenses and certain transition costs related to the change of the Company's fiscal year also increased such expenses by approximately $.4 million. On an MCF basis, general and administrative cost increased to $.24 per MCF in fiscal 1998 as compared to $.21 per MCF in the transition period 1997.

     Annualized interest expense decreased 2% to $11.7 million from $12.0 million in fiscal 1997.

     Annualized Transition Period 1997 Compared with Fiscal 1997:
     ------------------------------------------------------------

     Net income for the annualized transition period 1997 was $7.1 million as compared to net income of $4.6 million in the fiscal year 1997. The primary reason for the increase is the full year's production attributable to the Partnership Transactions in the annualized transition period 1997. The fiscal 1997 period reflects only 3 months of such activity.

     Oil and gas revenues were $88.3 million for the annualized transition period 1997, an increase of 126% over the fiscal year ended June 30, 1997. This increase is due to a full year of production from the properties acquired in the Partnership Transactions which closed in the fourth quarter of fiscal 1997. Annualized production on a MCFE basis increased 124% to 35,034 equivalent MCF in the transition period compared to 15,676 equivalent MCF of production in fiscal 1997.

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

     Gas plant revenues were $4.1 million in the annualized transition period 1997, a decrease of 39% from fiscal 1997 gas plant revenues. The decrease, prior to annualization, was due to a 10 day shut-down of the plant in September to install an amine unit and a two week shut-down in December to repair the insulation in the incinerator (a total of 48 days on a annualized basis). Also, contributing to the decline in the annualized transition period 1997 gas plant revenues was a 14% decline from fiscal 1997 in plant liquids prices. Annualized gas plant expenses were $2.5 million in the transition period 1997 as compared to $3.3 million during fiscal 1997. The decrease in expenses is attributable to the plant shut-downs.

     Production expenses for the annualized transition period 1997 were $27.7 million, an increase of 142% over the fiscal 1997 amount. The increase is primarily due to inclusion of the Partnership Transactions for all of transition 1997, while fiscal 1997 amounts reflect only one quarter for the Partnership Transactions. On an MCF equivalency basis, production expenses for the annualized transition period increased to $.79 per equivalent MCF

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

versus $.73 per equivalent MCF in fiscal 1997. The increase in the per unit rate results from the suspension of production, but not production expenses, at the Point Pedernales field for most of the last quarter of the transition period and from out of period expenses recorded within the annualized 1997 transition period.

     Depreciation, depletion and amortization for the annualized transition period 1997 increased 110% to $32.7 million. The impact of increased production in the transition period due to the Partnership Transactions was partially offset by a $.04 per MCF decrease in the depletion rate. Depreciation, depletion and amortization was $.90 per MCF in the annualized transition period 1997 as compared to $.94 per MCF in fiscal 1997.

     General and administrative expenses increased from $4.0 million in fiscal 1997 to $7.5 million in annualized transition period 1997. The increase is primarily due to increased management fees resulting from the Partnership Transactions. Management fees are based on the Company's net assets and operating cash flows. On an MCF basis, general and administrative expenses decreased to $.21 per MCF in transition 1997 from $.23 per MCF in fiscal 1997.

     Annualized interest expense increased 167% to $12 million from $4.5 million in fiscal 1997. The increase is primarily due to interest attributable to the $100 million of 10 7/8% Senior Subordinated Notes issued April 1997 to finance the Partnership Transactions.

     Fiscal 1997 Compared to Fiscal 1996:
     ------------------------------------

     Net income for the fiscal years ending June 30, 1997 and 1996 were $4.6 million or $.45 per share and $1 million or $.11 per share, respectively. This increase results primarily from the increased production and revenue generated by the Partnership Transactions.

     Oil and gas revenues were $39.1 million in fiscal 1997, an increase of 149% over the fiscal year ended June 30, 1996. This increase is largely attributable to a 120.6% increase in equivalent production in 1997 resulting primarily from the Partnership Transactions.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

     Production expenses for fiscal 1997 totaled $11.4 million, as compared to $5.3 million in fiscal 1996. The 115% increase in production expenses in fiscal 1997 was attributable to increased production from the Partnership Transactions. On a MCF basis, production expenses were $.73 per MCF in fiscal 1997 as compared to $.75 in fiscal 1996.

     Depreciation, depletion and amortization increased 93% to $15.6 million in fiscal 1997 versus $8.1 million in fiscal 1996. Such increase was attributable to higher production from the Partnership Transactions, offset by a 4% decrease in the depletion rate of $.94 per MCF as a result of the Partnership Transactions.

     General and administrative expenses increased in 1997 to $4.0 million from $3.0 million in fiscal 1996. The increase is attributable to the increased management fee resulting from the April 1997 Partnership Transactions. General and administrative expenses on an equivalent MCF basis actually decreased from $.34 per equivalent MCF in fiscal 1996 to $.23 per equivalent MCF in fiscal 1997.

     Interest expense increased 170% to $4.5 million in fiscal 1997 from $1.7 million in fiscal 1996. The increase is due to the Company issuing $100 million of 10 7/8% Senior Subordinated Notes in April 1997 to finance the Partnership Transactions.

Other Matters
-------------

     Dividends
     ---------

     At present, there is no plan to pay dividends on the Common Stock. Certain restrictions contained in the Company's outstanding Notes and Senior Credit Facility limit the amount of dividends which may be declared. The Company maintains a policy, which is subject to review from time to time by the Board of Directors, of reinvesting its discretionary cash flows for the continued growth of the Company.

     Gas Balancing Positions
     -----------------------

     It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production. The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The settlement or disposition of gas balancing positions as of December 31, 1998 is not anticipated to adversely impact the financial condition of the Company.

     Derivative Financial Instruments
     --------------------------------

     The Company periodically uses derivative financial instruments to manage oil and gas price risk and interest rate risk. For purposes of its hedging activities, the Company divides product price risks into two categories, fluctuations in the price of oil and gas on the NYMEX and

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

fluctuations in the difference between NYMEX prices and the price actually received by the Company for its production (referred to as "basis differential"). From time to time the Company enters into swap transactions in which the Company agrees to pay a fixed price and the counter party to the swap agrees to pay a NYMEX based price. At December 31, 1998, the Company was not a party to any swap transactions. From time to time the Company also enters into contracts which fix the basis differential between the NYMEX price and the price received at a sales location. At December 31, 1998, the Company has entered into basis swap contracts to hedge the basis differential on 10,000 million cubic feet per day (mcfpd) at a differential of gas for delivery at Houston Ship Channel for the period from January to October 1999 for $.02 under the NYMEX 3 day average. Also, the differential on an additional 9,000 mcfpd of gas for delivery at Transco Zone 3 and at ANR Louisiana sales from April through October 1999 is hedged at a differential of zero and $.09 below the NYMEX 3 day average, respectively. These basis differential hedges are not expected to be material to the Company.

     Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notational value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates.
Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from inception to April 1, 1999 is 9.73%. Through April 2002 the floating rate is capped at 10.875% and capped at 12.375% thereafter. A 10% increase in these floating rates would have the effect of increasing interest costs to the Company by $800,000 per year.

     New Accounting Pronouncements
     -----------------------------

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

     Subsequent Events
     -----------------

     During 1998, in connection with a possible transaction with Carpatsky Petroleum Company ("Carpatsky"), the Company agreed to guarantee $500,000 of indebtedness of Carpatsky to Torch. The transaction ultimately was not pursued. The Carpatsky note to Torch went into default in June 1998. The Company has agreed to pay Torch $565,700 under the guaranty which will subrogate the Company to Torch's rights under the note. The Company has further agreed with Carpatsky to convert the note into 4.5 million shares of Carpatsky, with a current market value of $450,000 and a warrant to acquire an additional number of common shares to be determined. Carpatsky is currently traded on the Alberta Stock Exchange and is subject to normal market fluctuations. Consummation of these transactions are subject to agreement on documentation and final approval of terms by the respective parties.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The Company is exposed to market risk, including adverse changes in commodity prices and interest rate.

     Commodity Price Risk - The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, the Company's operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging its productions through swaps, options and other commodity derivative instruments. The Company uses hedge accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

     Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of changes in interest rates. Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate, subject to a cap, based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. This agreement is not held for trading purposes. As the swap provider is a major financial institution, the Company does not anticipate non-performance by the provider.

     The Company's exposure to changes in interest rates primarily results from short term changes in the LIBOR rates. A 10% increase in the floating LIBOR rates would have the effect of increasing interest costs to the Company by $800,000 per year.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------
                                                                       PAGE
                                                                      NUMBER
                                                                      ------


Independent Auditors' Report..........................................   43

Financial Statements:

  Consolidated Balance Sheets as of December 31, 1998 and 1997, and
    June 30, 1997.....................................................   44

  Consolidated Statements of Operations for the Periods Ended
    December 31, 1998 and 1997, and June 30, 1997 and 1996............   46

  Consolidated Statements of Changes in Stockholders' Equity for the
    Periods Ended December 31, 1998 and 1997, June 30, 1997 and 1996..   47

  Consolidated Statements of Cash Flows for the Periods Ended
    December 31, 1998 and 1997, June 30, 1997 and 1996................   48

  Notes to Consolidated Financial Statements..........................   50

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Board of Directors and Stockholders of
Bellwether Exploration Company and Subsidiaries:



We have audited the accompanying consolidated balance sheets of Bellwether Exploration Company and subsidiaries as of December 31, 1998, 1997 and June 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1998, the six month period ended December 31, 1997 and for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bellwether Exploration Company and subsidiaries as of December 31, 1998, 1997 and June 30, 1997 and the results of their operations and their cash flows for the year ended December 31, 1998, the six month period ended December 31, 1997, and the years ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.



KPMG LLP
Houston, Texas
March 2, 1999

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                    ASSETS
                                    ------
                            (Amounts in thousands)





                                                      DECEMBER 31,     DECEMBER 31,       JUNE 30,
                                                         1998             1997              1997
                                                      ------------     ------------       --------
CURRENT ASSETS:

Cash and cash equivalents.......................      $      10          $  2,699         $ 15,341
Accounts receivable and accrued
  revenues......................................         15,602            18,293           16,795
Accounts receivable - related parties...........            853             4,645            1,836
Prepaid expenses................................          1,719             3,240            1,759
                                                      -----------      ------------       ---------
  Total current assets..........................         18,184            28,877           35,731
                                                      -----------      ------------       ---------

PROPERTY, PLANT AND EQUIPMENT, AT
  COST:

Oil and gas properties (full cost)
  Unproved properties of $8,945,
  $6,469 and $4,500 excluded from
  amortization as of December 31,
  1998, 1997 and June 30, 1997,
  respectively..................................        289,231           250,227          233,175

Gas plant facilities............................         17,406            16,717           12,924
                                                      ----------       ------------       ---------
                                                        306,637           266,944          246,099
Less accumulated depreciation,
  depletion and amortization....................       (198,421)          (86,811)         (65,097)
                                                      ----------       ------------       ---------
                                                        108,216           180,133          181,002
                                                      ----------       ------------       ---------

OTHER ASSETS....................................          4,796             5,747            5,915
                                                      ----------       ------------       ---------

                                                      $ 131,196          $214,757         $222,648
                                                      ==========      =============       =========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
               (Amounts in thousands, except share information)

                                                  DECEMBER 31,      DECEMBER 31,        June 30,
                                                      1998              1997             1997
                                                  ------------      ------------      ------------
CURRENT LIABILITIES:

Accounts payable and accrued
  liabilities....................................  $ 11,982           $ 14,241          $ 12,739
Accounts payable - related parties...............       125                672               209
                                                  ------------      ------------      ------------
  Total current liabilities......................    12,107             14,913            12,948
                                                  ------------      ------------      ------------

LONG-TERM DEBT...................................   104,400            100,000           115,300

DEFERRED INCOME TAXES............................       ---              7,106             5,521

OTHER LIABILITIES................................       200              1,069               955

CONTINGENCIES....................................       ---                ---               ---

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value,
  1,000,000 shares authorized, none
  issued or outstanding..........................       ---                ---               ---

Common stock, $0.01 par value,
  30,000,000 shares authorized,
  14,164,791, 13,891,465 and
  13,844,965 shares issued and
  outstanding at December 31, 1998
  and 1997 and at June 30, 1997,.................       142                139               139
Additional paid-in capital.......................    80,442             78,470            78,273
Retained earnings (deficit)......................   (64,191)            13,060             9,512
Treasury stock, at cost, 310,800
   shares........................................    (1,904)               ---               ---

Total stockholders' equity.......................    14,489             91,669            87,924
                                                  ------------      ------------      ------------
                                                   $131,196           $214,757          $222,648
                                                  ============      ============      ============



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                 (Amounts in thousands, except per share data)

                                                        Six Month
                                                       Transition
                                    Year Ended        Period Ended
                                   December 31,       December 31,         Fiscal Year Ended June 30,
                                   ------------       ------------       ------------------------------
                                      1998                1997               1997              1996
                                   ------------       ------------       -----------        -----------
REVENUES:
  Gas revenues....................   $ 46,461           $26,755            $24,202            $ 9,856
  Oil revenues....................     26,756            17,408             14,865              5,810
  Gas plant revenues, net.........      1,203               804              3,330              2,577
  Gas gathering revenues, net.....        ---               ---                ---                957
  Interest and other income.......      1,347               609                363                116
                                   ------------       ------------       -----------        -----------
                                       75,767            45,576             42,760             19,316
                                   ------------       ------------       -----------        -----------

COSTS AND EXPENSES:

  Production expenses.............     25,381            13,836             11,437              5,317
  General and administrative
    expenses......................      8,459             3,748              4,042              3,013
  Depreciation, depletion and
    amortization..................     39,688            16,352             15,574              8,148
  Impairment expense..............     73,899               ---                ---                ---
  Interest expense................     11,660             5,978              4,477              1,657
  Other expenses..................        ---               ---                ---                153
                                   ------------       ------------       -----------        -----------
                                      159,087            39,914             35,530             18,288
                                   ------------       ------------       -----------        -----------

Income (loss) before income tax
  (benefit).......................    (83,320)            5,662              7,230              1,028

Provision for income tax
  (benefit).......................     (6,069)            2,114              2,585                 46

Net income (loss).................   $(77,251)          $ 3,548            $ 4,645            $   982
                                   ============       ============       ===========        ===========

Net income (loss) per share.......   $  (5.50)          $  0.26            $  0.46            $  0.11
                                   ============       ============       ===========        ===========

Net income (loss) per share
  - diluted.......................   $  (5.50)          $  0.25            $  0.45            $  0.11
                                   ============       ============       ===========        ===========

Weighted average common shares
  outstanding.....................     14,039            13,876             10,201              9,052
                                   ============       ============       ===========        ===========

Weighted average common shares
  outstanding - diluted...........     14,039            14,446             10,261              9,114
                                   ============       ============       ===========        ===========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------



                      CONSOLIDATED STATEMENTS OF CHANGES
                      ----------------------------------
                            IN STOCKHOLDERS' EQUITY
                            -----------------------
                            (Amounts in thousands)

                              COMMON STOCK     PREFERRED STOCK   ADDITIONAL    RETAINED      TREASURY STOCK
                             ---------------   ---------------     PAID-IN     EARNINGS    ------------------
                             SHARES   AMOUNT   SHARES   AMOUNT     CAPITAL     (DEFICIT)   SHARES     AMOUNT      TOTAL
                             ------   ------   ------   ------   -----------   ---------   -------   --------   ---------

Balance June 30, 1995.....    9,045       90      ---      ---       41,472       3,885       ---        ---      45,447
Stock options exercised...       30        1      ---      ---          167         ---       ---        ---         168
Net income................      ---      ---      ---      ---          ---         982       ---        ---         982
                             ------     ----   ------   ------      -------    --------    ------    -------    --------

Balance June 30, 1996.....    9,075       91      ---      ---       41,639       4,867       ---        ---      46,597
Shares issued in public
 stock offering, net of
 offering costs...........    4,687       47      ---      ---       36,169         ---       ---        ---      36,216
Stock options exercised
 and related tax effect...       83        1      ---      ---          465         ---       ---        ---         466
Net income................      ---      ---      ---      ---          ---       4,645       ---        ---       4,645
                             ------     ----   ------   ------      -------    --------    ------    -------    --------

Balance June 30, 1997.....   13,845      139      ---      ---       78,273       9,512       ---        ---      87,924

Offering costs............      ---      ---      ---      ---          (96)        ---       ---        ---         (96)
Stock options exercised
 and related tax effects..       47      ---      ---      ---          293         ---       ---        ---         293
Net income................      ---      ---      ---      ---          ---       3,548       ---        ---       3,548
                             ------     ----   ------   ------      -------    --------    ------    -------    --------

Balance
 December 31, 1997........   13,892     $139      ---   $  ---      $78,470    $ 13,060       ---    $   ---    $ 91,669
                             ======     ====   ======   ======      =======    ========    ======    =======    ========

Stock options exercised
 and related tax effects..      273        3      ---      ---        1,972         ---       ---        ---       1,975
Treasury shares
 purchased................      ---      ---      ---      ---          ---         ---      (311)    (1,904)     (1,904)
Net loss..................      ---      ---      ---      ---          ---     (77,251)      ---        ---     (77,251)
                             ------     ----   ------   ------      -------    --------    ------    -------    --------

Balance
  December 31, 1998.......   14,165     $142      ---   $  ---      $80,442    $(64,191)     (311)   $(1,904)   $ 14,489
                             ======     ====   ======   ======      =======    ========    ======    =======    ========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (Amounts in Thousands)

                                                                           Six Month
                                                                          Transition
                                                       Year Ended        Period Ended
                                                      December 31,        December 31,      Fiscal Years Ended June 30,
                                                    ---------------      -------------      ---------------------------
                                                         1998                1997              1997             1996
                                                    ---------------      -------------      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................       $(77,251)            $  3,548         $   4,645        $   982
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation, depletion and
  amortization..................................         40,544               16,708            16,044          8,273
  Impairment expense............................         73,899                  ---               ---            ---
  Deferred taxes................................         (6,820)               1,585             2,562           (183)
                                                    ---------------      -------------      ----------       ----------
                                                         30,372               21,841            23,251          9,072

Change in assets and liabilities,
  net of acquisition effects:
  Accounts receivable and accrued
    revenues....................................          2,691               (1,498)            2,941           (668)
  Prepaid expenses..............................          1,521               (1,481)             (638)            25
  Accounts payable and accrued expenses.........         (2,220)               1,502             4,438             84
  Due (to) from affiliates......................          3,245               (2,346)            5,738           (791)
  Other.........................................         (1,908)                 (57)           (6,447)          (237)
                                                    ---------------      -------------      ----------       ----------
NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES....................................         33,701               17,961            29,283          7,485
                                                    ---------------      -------------      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and gas properties,
  including working capital of $13,914
  in fiscal year ended June 30, 1997
  -  Partnership Transactions...................            ---                  ---          (147,909)           ---
  -  Other acquisitions.........................         (9,596)              (5,486)           (2,005)           ---
Additions to oil and gas properties.............        (30,583)             (13,727)          (20,811)        (6,934)
Proceeds from sales of properties...............            421                5,362            18,775            644
Additions to gas plant facilities...............           (689)              (1,632)              (84)           (44)
Proceeds from gas contract assignment...........            ---                  ---               ---          9,875
Other...........................................            (88)                 (17)              (88)             1
                                                    ---------------      -------------      ----------       ----------

NET CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES..........................        (40,535)             (15,500)         (152,122)         3,542
                                                    ===============      =============      ==========       ==========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               -------------------------------------------------
                            (Amounts in Thousands)

                                                                  Six Month
                                                                 Transition
                                               Year Ended       Period Ended              Fiscal Year Ended
                                              December 31,       December 31,                  June 30,
                                              ------------      -------------     --------------------------------
                                                 1998               1997               1997               1996
                                              ------------      -------------      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings......................    $ 4,900           $  1,500         $157,300           $    ---
Net proceeds from issuance of
  common stock................................      1,649                197           35,145                168
Payments of long-term debt....................       (500)           (16,800)         (55,048)           (11,500)
Purchase of treasury shares...................     (1,904)               ---              ---                ---
                                              ------------      -------------      ------------       ------------

NET CASH FLOWS PROVIDED BY
  (USED IN) FINANCING ACTIVITIES..............      4,145            (15,103)         137,397            (11,332)
                                              ------------      -------------      ------------       ------------

Net increase (decrease) in cash and
  cash equivalents............................     (2,689)           (12,642)          14,558               (305)
Cash and cash equivalents at
  beginning of period.........................      2,699             15,341              783              1,088
                                              ------------      -------------      ------------       ------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD...................................    $    10           $  2,699         $ 15,341           $    783
                                              ============      =============      ============       ============


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Principles of Consolidation
     ---------------------------

          The consolidated financial statements include the accounts of Bellwether Exploration Company and its wholly-owned subsidiaries. Snyder Gas Plant Venture and NGL/Torch Gas Plant Venture and their 13.91% and 36.72% investments in the Snyder and Diamond M-Sharon Ridge Gas Plants have been pro rata consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year Change
     ------------------

          In order to facilitate greater comparability with its peer group by the financial community, the Company changed its fiscal year to the calendar year, beginning January 1, 1998. This resulted in a six-month transition period of July 1, 1997 through December 31, 1997 ("transition period").

     Oil and Gas Properties
     ----------------------

          The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and direct internal costs) are capitalized as incurred. The cost of oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Depletion expense per equivalent MCF of

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     production was approximately $1.10 in 1998, $.90 in transition period 1997, $.94 in fiscal 1997 and $.98 in fiscal 1996.

          The following table shows, by category of cost and date incurred, the unproved property costs excluded from amortization (amounts in thousands):

                                                                                           Total at
                                      Leasehold                 Exploration              December 31,
                                        Costs                      Costs                     1998
                                 -------------------       -------------------       --------------------
Costs Incurred During
Periods Ended:
December 31, 1998                     $4,957                      $1,067                    $6,024
December 31, 1997                      1,918                       - 0 -                     1,918
June 30, 1997                          1,003                       - 0 -                     1,003
June 30, 1996                          - 0 -                       - 0 -                     - 0 -
  Prior                                - 0 -                       - 0 -                     - 0 -
                                 -------------------       -------------------       --------------------
                                      $7,878                      $1,067                    $8,945
                                 ===================       ===================       ====================


          Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. Oil and gas prices declined in 1998, with continued declines in 1999. As a result of such declines, the Company's capitalized costs were in excess of future net revenues calculated using prices in effect in late February 1999. The Company recorded an oil and gas property impairment of $73.9 million in 1998. No such impairment in book value was required at December 1997, June 1997 or 1996.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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

     Gas Imbalances
     --------------

          The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The Company had a net imbalance liability, at fair value of $.5 million, $1.7 million and $1.6 million at December 31, 1998 and 1997 and June 30, 1997, respectively. The Company's net imbalance was immaterial at June 30, 1996.

     Natural Gas and Crude Oil Hedging
     ---------------------------------

          Commodity derivatives utilized as hedges include swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. When a commodity derivative ceases to qualify as a hedge, the change in its fair value is recognized in income currently. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at December 31, 1998 and 1997 or at June 30, 1997 and 1996.

          Oil and gas revenues were increased by $3.6 million in the year ended December 31, 1998 and decreased by $1.6 million in the six month transition period ended December 1997, and by $18,000 and $0.6 million in the fiscal years ended June 1997 and 1996, as a result of such hedging activity.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period the change occurs.

     Statements of Cash Flows
     ------------------------

          For cash flow presentation purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash for the year ended December 31, 1998, the six month transition period ended December 31, 1997, and the fiscal years ended June 30, 1997 and 1996, was $11.1 million, $5.4 million, $1.5 million and $1.6 million, respectively. Income taxes paid in cash for the year ended December 31, 1998, the transition period ended December 31, 1997 and the fiscal years ended June 30, 1997 and 1996, were $1,408,000, $41,000, $198,000 and $126,000, respectively. A portion of the purchase price of the Partnership Transactions included the issuance to Torch, as consideration for advisory services, 150,000 shares of the Company's common stock valued at $1.2 million and a warrant to purchase 100,000 shares of common stock at $9.90 per share valued at $300,000.

     New Accounting Pronouncements
     -----------------------------

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


3.   ACQUISITIONS AND MERGERS
     ------------------------

          During the last three fiscal years, the Company has completed the following mergers and acquisitions, all of which were recorded using the purchase method of accounting:

          In April 1997, the Company closed acquisitions of oil and gas properties, totaling $141.1 million, after purchase price adjustments, including working capital of $13.9 million, from certain partnerships and other entities managed or sponsored by Torch Energy Advisors Incorporated ("Torch"). The acquisitions were financed by the sale of 4.4 million shares of common stock, the sale of $100.0 million of 10-7/8% senior subordinated notes due in 2007 and the use of $33.3 million of a new $90.0 million senior unsecured credit facility (including the repayment of $22.0 million on a then existing credit facility).

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

4.   RELATED PARTY TRANSACTIONS
     --------------------------

          The Company is a party to an administrative services agreement which requires Torch to administer certain business activities of the Company for a monthly fee equal to the sum of one-twelfth of 2% of the average of the book value of the Company's total assets, excluding cash, plus 2% of annual operating cash flows (as defined) during the period in which the services are rendered plus reimbursement of certain costs incurred on behalf of the Company. The administrative services agreement terminates December 31, 1999, and the Company is actively negotiating a series of replacement agreements. For the periods ended December 31, 1998 and 1997, and June 30, 1997 and 1996, related fees paid to Torch amounted to $4.0 million, $2.4 million, $2.3 million and $1.5 million, respectively. Additionally, in the ordinary course of business, the Company incurs intercompany balances resulting from the payment of costs and expenses by affiliated entities on behalf of the Company. Torch may charge interest on any unpaid balances not paid within 30 days, however, no such interest has been charged by Torch since the inception of the agreement.

         In April, 1997, Torch was issued 150,000 shares of the Company's common stock and a warrant, expiring in April 2002, to purchase 100,000

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     shares at $9.90 per share for advisory services rendered in connection with the Partnership Transactions. The Company's stock was valued at $1.2 million, and the warrant was valued at $300,000. In December 1993, Torch was issued a warrant to purchase 187,500 shares of the Company's common stock at a price of $6.40 per share for its advisory services in identifying and negotiating a merger; such warrants were exercised in connection with the Partnership Transactions with total proceeds to the Company of $684,000.

          Torch was also a selling partner in the Partnership Transactions through its ownership of general partnership and working interests in the partnerships programs. As a result, Torch was paid $18.4 million for such interests. A director of the Company holds significant options to purchase stock in Torch, which if exercised would constitute a substantial equity interest in Torch.

          A subsidiary of Torch markets oil and natural gas production from certain oil and gas properties in which the Company owns an interest. The Company generally pays fees of 2% of revenues for such marketing services. Such charges were $1,143,000, $757,000, $646,000 and $114,000 in periods ended December 1998 and 1997, June 1997 and 1996, respectively.

          Costs of the evaluation of potential property acquisitions and due diligence conducted in conjunction with acquisitions closed are incurred by Torch at the Company's request. The Company was charged $379,000, $217,000, $650,000 and $74,000, for these costs in periods ended December 1998 and 1997, June 1997 and 1996, respectively.

          Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's overhead charged for these activities for the periods ended December 31, 1998 and 1997, June 30, 1997 and 1996 was $1,349,000, $698,000, $729,000 and $367,000, respectively.

          Torch became the operator of the Snyder Gas Plant on December 1, 1993. In periods ended December 1998 and 1997, June 1997 and 1996, the fees paid by the Company to Torch were $72,000, $42,000, $49,000 and $83,000, respectively.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

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

          In addition to stock options outstanding, the Company has 160,000 warrants outstanding at exercise prices ranging from $6.90 per share to $9.90 per share. The expiration date for 100,000 warrants is April 2002, while the expiration date for the remaining 60,000 warrants is August 1999.

          A tax benefit related to the exercise at employee stock options of approximately $324,000 was allocated directly to additional paid in capital in 1998. Such benefit was not material in prior periods.

     Earnings Per Share
     ------------------

          SFAS No. 128 requires the reconciliation of the numerator (income) and denominator (shares) of the earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company's reconciliation is as follows (amounts in thousands):

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------




                                                      Year Ended                              Six Month Transition Period Ended
                                                  December 31, 1998                                   December 31, 1997
                              -------------------------------------------------   ------------------------------------------------
                                  Income           Shares          Per Share          Income          Shares          Per Share
                              --------------   -------------   ----------------   -------------   --------------   ---------------

Net income (loss)                $(77,251)                                            $3,548
                              --------------   -------------   ----------------   -------------   --------------   ---------------
Earnings (loss) per
  common share                   $(77,251)           14,039          $(5.50)          $3,548            13,876            $0.26

Effect of Dilutive
Securities: Options &
Warrants                              ---               ---             ---              ---               570
                              --------------   -------------   ----------------   -------------   --------------   ---------------
Earnings (loss) per
  common share - diluted         $(77,251)           14,039          $(5.50)          $3,548            14,446            $0.25
                              ==============   =============   ================   =============   ==============   ===============


                                                                   Fiscal Year Ended June 30,
                            -----------------------------------------------------------------------------------------------------
                                                    1997                                               1996
                            ------------------------------------------------   --------------------------------------------------
                                 Income           Shares        Per Share         Income           Shares          Per Share
                            ---------------   ------------   ---------------   ------------    --------------   -----------------
Net Income                       $4,645                                             $982
                            ---------------   ------------   ---------------   ------------    --------------   -----------------

Earnings per
 common share                    $4,645          10,201           $0.46             $982             9,052            $0.11

Effect of Dilutive
 securities: Options &
 Warrants                           ---              60                              ---                62
                            ---------------   ------------   ---------------   ------------    --------------   -----------------
Earnings per common
 share - diluted                 $4,645          10,261           $0.45             $982             9,114            $0.11
                            ===============   ============   ===============   ============    ==============   =================

          Securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive are as follows:

                                         For the Year Ended
                                         December 31 ,1998(Shares)
                                         -------------------------

                    Options and Warrants.................  203,000
                                                           =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     Treasury Stock
     --------------

          In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of September 30, 1998, 310,810 shares had been acquired at an aggregate price of $1,904,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.


     Stock Incentive Plans
     ---------------------

          The Company has stock option plans that provide for granting of options for the purchase of common stock to directors, officers and key employees of the Company and Torch. These stock options may be granted subject to terms ranging from 6 to 10 years at a price equal to the fair market value of the stock at the date of grant. At December 31, 1998, options under the plans available for future grants were 267,500.

          A summary of activity in the stock option plans is set forth below:

                                                                      Number                            Option
                                                                    Of shares                       Price Range
                                                              -------------------------      -------------------------------
Balance at June 30, 1995.................................            921,325                      $3.00  -  $7.00
  Granted................................................             27,000                      $4.38  -  $6.38
  Surrendered............................................            (10,000)                     $5.75
  Exercised..............................................            (30,000)                     $5.63
                                                              -------------------------      -------------------------------
Balance at June 30, 1996.................................            908,325                      $3.00  -  $7.00
  Granted................................................            378,500                      $6.25  - $10.19
  Surrendered............................................            (12,000)                     $7.63
  Exercised..............................................            (82,500)                     $5.63     $5.75
                                                              -------------------------      -------------------------------
Balance at June 30, 1997.................................          1,192,325                      $3.00  - $10.19
  Granted................................................            242,000                      $10.31 - $12.38
  Exercised..............................................            (46,500)                     $3.00  - $10.00
                                                              -------------------------      -------------------------------
Balance at December 31, 1997.............................          1,387,825                      $3.00  - $12.38
  Granted................................................            288,000                      $6.25  - $10.94
  Surrendered............................................           (146,000)                     $5.62  - $12.38
  Exercised..............................................           (273,325)                     $3.00  - $ 7.75
                                                              -------------------------      -------------------------------
Balance at December 31, 1998.............................          1,256,500                      $4.38  - $12.38
                                                              =========================      ================================

Exercisable at December 31, 1998.........................            910,167                      $4.38  - $12.38
                                                              =========================      ================================

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     Detail of stock options outstanding and options exercisable at December 31, 1998 follows:

                                                            Outstanding                                       Exercisable
                                     -----------------------------------------------------      ------------------------------------
                                                              Weighted
                                                              Average          Weighted                                  Weighted
                                                             Remaining          Average                                   Average
                                                                Life           Exercise                                  Exercise
      Range of Exercise Prices              Number            (Years)            Price                 Number              Price
------------------------------------------------------------------------------------------------------------------------------------
1994 Plan $4.38 to $ 7.63                       549,000              5.76        5.70                      549,000          5.70
1996 Plan $6.25 to $12.38                       707,500              8.84        8.98                      361,167          9.26
                                     ------------------                                         ------------------
Total                                         1,256,500                                                    910,167
                                     ==================                                         ==================

     The estimated weighted average fair value per share of options granted during 1998, transition period 1997 and fiscal 1997 and fiscal 1996 was $2.34, $1.78, $2.34 and $3.22, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: For 1998, transition period 1997, fiscal 1997 and fiscal 1996 expected stock price volatility of 40%; and risk free interest rate of 5 1/2% and an average expected option life of 5 years.
Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except share information):


                                                                   Six Month
                                                                   Transition
                                                Year Ended        Period Ended             Fiscal Years
                                               December 31,        December 31,            Ended June 30,
                                         ------------------     -----------------     -------------------------
                                                  1998                1997               1997         1996
                                         ------------------     -----------------     -----------   -----------
Net income (loss)
     As Reported.........................       $(77,251)            $3,548               $4,645       $ 982
     Pro forma...........................       $(78,321)            $2,524               $3,853       $ 921
Earnings (loss) per share
     As reported.........................       $  (5.50)            $ 0.26               $ 0.46       $0.11
     Pro forma...........................       $  (5.58)              0.18                 0.38        0.10
Diluted earnings (loss) per share
     As reported.........................       $  (5.42)            $ 0.25               $ 0.45       $0.11
     Pro forma...........................       $  (5.50)              0.17                 0.38        0.10

6.   DERIVATIVE FINANCIAL INSTRUMENTS
     --------------------------------

     The Company periodically uses derivative financial instruments to manage oil and gas price risk; generally commodity price swap agreements which provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas or crude oil. Gains and losses from these hedging activities are included in oil and gas sales at the time

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

the related production is delivered. During fiscal 1998 the Company hedged an aggregate of 9,979 MMBTU of natural gas at an average NYMEX quoted price of $2.34 per MMBTU, before transaction and transporting costs. In addition, the company sold call options on 1,000 barrels of oil per day for the months of October through December 1998 at a strike price of $18.50 for a premium of $1.00 per barrel. Such call options do not qualify as hedges for accounting purposes and, therefore, were marked to market. At December 31, 1998 the Company was a party to three gas price basis hedges: 1) 10,000 Mcf per day(Mcfpd) for delivery at Houston Ship Channel for the period January through October 1999 at approximately $.02 under the NYMEX 3 day average, 2) 5,000 Mcfpd for delivery at Transco Zone 3 for the period April through October 1999 at a zero price adjustment to the NYMEX 3 day average and 3) 4,000 Mcfpd for delivery at ANR-Louisiana for the period April through October 1999 for $.09 under the NYMEX 3 day average. Hedging activities increased returns by $3.6 million for the year 1998 and reduced revenues by $1.6 million, $18,000 and $.6 million for the transition period 1997 and for the fiscal years ended June 30, 1997 and 1996, respectively. There was no hedging in 1995. At December 31, 1998 the Company had no unrealized hedging gains or losses.

     These energy swap agreements expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to the Company.

     In order to reduce interest costs, effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from inception to April 1, 1999 is 9.73%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.375% thereafter. This interest swap is accounted for as a hedge.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

DETERMINATION OF FAIR VALUES OF FINANCIAL INSTRUMENTS
-----------------------------------------------------

     Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at December 31, 1998, 1997 and June 30, 1997(in thousands).


                              December 31, 1998                   December 31, 1997                     June 30, 1997
                      ------------------------------     -------------------------------     ---------------------------------
                         Carrying        Approximate        Carrying         Approximate          Carrying         Approximate
                           Value          Fair Value          Value           Fair Value           Value            Fair Value
                      ------------    --------------     ------------     --------------     ---------------    --------------
Liabilities/
 (Assets):
Derivative
 instruments
 other than
 trading:
  Interest swap          $  ---             $ (1,392)         $  ---           $  ---             $  ---             $  ---
  agreements
  Production
  swap agreements        $  ---             $  ---            $  ---           $   (505)          $  ---             $    994

Long-term debt           $104,400           $107,001          $100,000         $107,420           $115,300           $120,580
(See Note 7)


7.   LONG-TERM DEBT
     --------------

     Long-term debt is comprised of the following at December 31, 1998 and 1997, June 30, 1997 (in thousands):

                                                                   December 31,              December 31,            June 30,
                                                             ---------------------     ---------------------    --------------------
                                                                      1998                       1997                  1997
                                                             ---------------------     ---------------------    --------------------
Bank credit facility....................................               $  4,400                 $   ---                $ 15,300

10-7/8% Senior Subordinated Notes.......................               $100,000                 $100,000               $100,000
                                                             ---------------------     ---------------------    --------------------
Long-term debt..........................................               $104,400                 $100,000               $115,300
                                                             =====================     ====================     ====================

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


     Debt maturities by fiscal year are as follows (amounts in thousands):

1998                       $    ---
1999                            ---
2000                            ---
2001                            ---
2002                          4,400
Thereafter                  100,000
                           --------
                           $104,400
                           ========

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

     In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with a borrowing base to be re-determined semi-annually, and a maturity date of March 31, 2002. On October 1, 1998 the borrowing base was re-determined to be $60.0 million. Bellwether may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility, including $22 million used to retire outstandings under the Syndicated Credit facility. At December 31, 1998, there were $4.4 million borrowings outstanding.

     The Senior Credit Facility contains various covenants including certain required financial measurements for a current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of Change of Control of the Company, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

limitations on indebtedness, restricted payments, transactions with affiliates, liens, guarantees of indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, disposition of proceeds of asset sales, and restrictions on mergers, and consolidations or sales of assets.

8.   INCOME TAXES (IN THOUSANDS)
     ---------------------------

          Income tax expense (benefit) is summarized as follows:

                                                            Six Month
                                                            Transition
                                         Year Ended        Period Ended               Fiscal Year Ended June
                                        December 31,        December 31,                        30,
                                       --------------      --------------        ---------------------------------
                                            1998               1997                   1997                1996
                                       --------------      --------------        --------------      -------------
Current
  Federal...........................      $   658                $  400               $  (12)             $ 126
  State.............................           93                   129                   35                103
Deferred - Federal
  and State.........................       (6,820)                1,585                2,562               (183)
                                       --------------      --------------        --------------      -------------
Total income tax
  expense (benefit).................      $(6,069)               $2,114               $2,585              $  46
                                       ==============      ==============        ==============      =============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

          The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997, June 30, 1997 and 1996 is as follows:


                                                      December 31,        December 31,                          June 30,
                                                 -------------------------------------------     -----------------------------------
                                                         1998                  1997                    1997                  1996
                                                 -------------------------------------------     -----------------     -------------
Net operating loss
  carryforwards..................................      $ 6,044               $  7,858               $  8,668               $ 8,922
Percentage depletion
  carryforwards..................................          271                    271                    271                   271
Alternative minimum
  tax credit carryforwards.......................        1,150                    513                    114                   126
Plant, property and                                     18,325                    ---                    ---                   ---
  equipment......................................
State income taxes...............................        1,901                    ---                    ---                   ---
                                                 -------------------------------------------     -----------------     -------------
  Total deferred income tax
   assets........................................       27,691                  8,642                  9,053                 9,319
                                                 -------------------------------------------     -----------------     -------------
Plant, property and                                        ---                (12,106)               (11,019)               (8,840)
  equipment......................................
State income taxes...............................          ---                   (748)                  (661)                 (446)
                                                 -------------------------------------------     -----------------     -------------
Total deferred income tax
  liabilities....................................          ---                (12,854)               (11,680)               (9,286)
                                                 -------------------------------------------     -----------------     -------------
Valuation allowances.............................      (27,691)                (2,894)                (2,894)               (2,894)
                                                 -------------------------------------------     -----------------     -------------
Net deferred income tax
  liability......................................     $      0               $ (7,106)              $ (5,521)              $(2,861)
                                                 ===========================================     =================     =============


          At December 31, 1998, the Company determined that it is more likely than not that the deferred tax assets will not be realized and the valuation allowance was increased by $24.8 million to a total valuation allowance of $27.7 million.

          A tax benefit related to the exercise of employee stock options of approximately $323,000 was allocated directly to additional paid-in capital in 1998. Such benefit was not material in prior periods.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


          Total income tax differs from the amount computed by applying the Federal income tax rate to income before income taxes and minority interest. The reasons for the differences are as follows:

                                                                         Six Month
                                                        Year            Transition
                                                        Ended          Period Ended                Fiscal Year Ended
                                                     December 31,       December 31,                     June 30,
                                                    --------------     -------------       --------------------------------
                                                        1998                1997                1997               1996
                                                    --------------     -------------       --------------      ------------
Statutory Federal income tax
  rate...........................................      (34.0%)             34.0%                34.0%             34.0%
Increase (Decrease) in tax rate
  resulting from:
  State income taxes, net of
    federal benefit..............................       (3.1%)              3.2%                 1.3%              7.0%

  Non-deductible travel and
    entertainment................................        0.1%               0.1%                 0.5%              0.3%

  Change in valuation allowance..................       29.7%               ---                  ---             (36.8%)
                                                    --------------     -------------       --------------      ------------
                                                        (7.3%)             37.3%                35.8%              4.5%
                                                    ==============     =============       ==============      ============

          The Company issued 3,400,000 shares of its common stock on July 20, 1994. As a result of the common stock issuance, the Company has undergone an ownership change. Therefore, the Company's ability to use its net operating loss ("NOL") carryforwards for federal income tax purposes is subject to significant restrictions.

          Section 382 of the Internal Revenue Code significantly limits the amount of NOL and investment tax credit carryforwards that are available to offset future taxable income and related tax liability when a change in ownership occurs.

          At December 31, 1998, the Company had net operating loss carryforwards of approximately $17.8 million which will expire in future years beginning in 1999. Due to provisions of Section 382, the Company is limited to approximately $2.9 million utilization of NOL per year.

9.   CONTINGENCIES
     -------------

          The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


10.  SELECT QUARTERLY FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
     ------------------------------------------------------------------------
     DATA)  (Unaudited):
     -----

                                                                            Quarter Ended
                                   ---------------------------------------------------------------------------------------------
                                       December          September            June               March              December
                                       31, 1998          30, 1998           30, 1998            31, 1998            31, 1997
                                   ---------------------------------------------------------------------------------------------
Revenues                               $  15,943         $  19,034          $  20,953           $  19,837           $  24,399
Operating income (loss)                $ (82,812)        $    (283)         $     399           $    (624)          $   4,287
Net income (loss)                      $ (76,919)        $    (187)         $     247           $    (392)          $   2,691
Earnings (loss) per
  common share                         $   (5.55)        $   (0.01)         $    0.02           $   (0.03)          $    0.19
Earnings (loss) per
  common shares -
  diluted                              $   (5.55)        $   (0.01)         $    0.02           $   (0.03)          $    0.19

                                   ---------------------------------------------------------------------------------------------
                                       September           June              March              December            September
                                       30, 1997          30, 1997           31, 1997            31, 1996            30, 1996
                                   ---------------------------------------------------------------------------------------------
Revenues                               $  21,177         $  23,514          $   7,294           $   6,633           $   5,319
Operating income                       $   1,375         $   2,175          $   2,303           $   1,771           $     981
Net income                             $     857         $   1,449          $   1,462           $   1,116           $     618
Earnings per
  common share                         $    0.06         $    0.11          $    0.16           $    0.12           $    0.07
Earnings per common share
  common share -
  diluted                              $    0.06         $    0.11          $    0.16           $    0.12           $    0.06



     The quarter ended December 31, 1998 reflects a $73.9 million full cost ceiling impairment which resulted from recent material oil and gas price declines.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

11.  SUPPLEMENTAL INFORMATION - (Unaudited)
     ------------------------

     OIL AND GAS PRODUCING ACTIVITIES:
     ---------------------------------

          Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production are based primarily upon reserve reports prepared by the independent petroleum engineering firms of Williamson Petroleum Consultants, Inc. for fiscal 1996 and Ryder Scott Company for fiscal 1997, 1998 and the transition period 1997. These estimates are inherently imprecise and subject to substantial revision.

          Estimates of future net cash flows from proved reserves of gas, oil, condensate and natural gas liquids were made in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." The estimates are based on prices at year-end. Estimated future cash inflows are reduced by estimated future development and production costs based on year-end cost levels, assuming continuation of existing economic conditions, and by estimated future income tax expense. Tax expense is calculated by applying the existing statutory tax rates, including any known future changes, to the pre-tax net cash flows, less depreciation of the tax basis of the properties and depletion allowances applicable to the gas, oil, condensate and NGL production. The impact of the net operating loss is considered in calculation of tax expense. The results of these disclosures should not be construed to represent the fair market value of the Company's oil and gas properties. A market value determination would include many additional factors including:
     1) anticipated future increases or decreases in oil and gas prices and production and development costs; 2) an allowance for return on investment; 3) the value of additional reserves, not considered proved at the present, which may be recovered as a result of further exploration and development activities; and 4) other business risks.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

     Costs incurred (in thousands)
     --------------

          The following table sets forth the costs incurred in property acquisition and development activities:


                                                                           Six Month
                                                                          Transition
                                               Year Ended                Period Ended                   Fiscal Year Ended
                                              December 31,               December 31,                         June 30,
                                        ----------------------     ----------------------    ---------------------------------------
                                                  1998                       1997                    1997                 1996
                                        ----------------------     ----------------------    --------------------    ---------------
Property acquisition:
  Proved properties.....................               $   617                    $ 3,281               $138,984             $  128
  Unproved properties...................                 8,979                      2,205                  1,002                424
Exploration.............................                16,186                      3,274                  1,576                824
Development.............................                14,397                     10,453                 14,032              5,558
                                        ----------------------     ----------------------    -------------------    ---------------
                                                       $40,179                    $19,213               $155,594             $6,934
                                        ======================     ======================    ===================    ===============


Capitalized costs (in thousands)
-----------------

          The following table sets forth the capitalized costs relating to oil and gas activities and the associated accumulated depreciation, depletion and amortization:

                                                                          Six Month
                                                                          Transition
                                                Year Ended               Period Ended                    Fiscal Year Ended
                                               December 31,              December 31,                        June 30,
                                         ---------------------     ---------------------     --------------------------------------
                                                  1998                      1997                     1997                  1996
                                         ---------------------     ---------------------     -------------------    -------------
Proved properties........................       $ 280,286                  $243,758                $228,675            $ 62,590
Unproved properties......................           8,945                     6,469                   4,500              13,453
                                         ---------------------     ---------------------     -------------------    -------------
Total capitalized costs..................         289,231                   250,227                 233,175              76,043

Accumulated depreciation,
  depletion, amortization and
  impairment.............................        (193,445)                  (82,975)                (61,783)            (28,316)
                                         ---------------------     ---------------------     -------------------    -------------
Net capitalized costs....................       $  95,786                  $167,252                $171,392            $ 47,727
                                         =====================     =====================     ===================    =============

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Results of operations for producing activities (in thousands):
----------------------------------------------


                                                                      Six Month
                                                                     Transition
                                              Year Ended            Period Ended              Fiscal Year Ended
                                             December 31,           December 31,                  June 30,
                                            -------------          -------------         ---------------------------
                                                 1998                   1997                 1997           1996 (1)
                                            ------------           -------------         ------------    -----------

Revenues from oil and gas
 producing activities.....................    $ 73,217                $44,163              $39,067         $15,666
Production costs..........................      25,381                 13,836               11,437           5,317
Income tax................................         ---                  5,379                4,529             ---
Impairment expense........................      73,899                    ---                  ---             ---
Depreciation, depletion and
 amortization.............................      38,548                 15,831               14,691           6,933
                                            ------------           -------------         ------------    -----------
 Results of operations from
 producing activities
 (excluding corporate
 overhead and interest costs).............    $(64,611)               $ 9,117              $ 8,410         $ 3,416
                                            ============           =============         ============    ===========

     (1)  Net operating loss carryfowards were sufficient to offset income.

     Per unit sales prices and costs:
     -------------------------------

                                                                       Six Month
                                                                      Transition
                                                Year Ended           Period Ended                Fiscal Year Ended
                                               December 31,          December 31,                    June 30,
                                              --------------        --------------       -------------------------------
                                                  1998                  1997                 1997               1996
                                              --------------        --------------       ------------       ------------
Average sales price: (1)
  Oil (per barrel)........................       $11.34               $16.34                $17.41             $17.81
  Gas (per MCF)...........................       $ 2.05               $ 2.55                $ 2.29             $ 2.02

Average production cost per
  equivalent MCF..........................       $  .72               $  .79                $  .73             $  .75

Average unit depletion rate
  per equivalent MCF......................       $ 1.10               $  .90                $  .94             $  .98

  1) Average sales price is exclusive of the effect of natural gas and crude oil price swaps, which increased revenues $3.6 million in 1998 and decreased revenues $1.6 million in transition period 1997 and $18,000 and $.6 million in fiscal years ended June 30, 1997 and 1996, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

Reserves
--------

          The Company's estimated total proved and proved developed reserves of oil and gas are as follows:


                                                                                                 Six Month Transition
                                              Year Ended                                             Period Ended
   Description                              December 31, 1998                                      December 31, 1997
------------------         --------------------------------------------------     ----------------------------------------------
                                Oil                 NGL              Gas              Oil              NGL              Gas
                               (MBBL)              (MBBL)           (MMCF)           (MBBL)           (MBBL)           (MMCF)
                           --------------     --------------     ------------     ------------     ------------     ------------
Proved reserves at
   beginning of period          12,238             2,571            125,960           12,007           4,023          127,940
Revisions of previous           (2,473)           (1,032)            (5,944)           1,246          (1,417)           1,599
   estimates
Extensions and discoveries         813               225              9,416              641              52            4,869
Production                      (2,106)             (191)           (21,302)            (967)            (87)         (11,193)
Sales of reserves in-place          (4)              ---               (167)            (694)            ---             (642)
Purchase of reserves in-
   place                            21               ---              3,622                5             ---            3,387
                           --------------     --------------     ------------     ------------     ------------     ------------
Proved reserves at end of
   period                        8,489             1,573            111,585           12,238           2,571          125,960
                           ==============     ==============     ============     ============     ============     ============
Proved developed reserves
   Beginning of period          11,153             2,460            119,270           10,162           3,705          117,914
                           ==============     ==============     ============     ============     ============     ============
   End of period                 8,021             1,554            106,253           11,153           2,460          119,270
                           ==============     ==============     ============     ============     ============     ============





                                                          Fiscal Years Ended June 30,
                                    --------------------------------------------------------------------------
          Description                              1997                                  1996
--------------------------------    -------------------------------------     --------------------------------
                                         Oil         NGL          Gas               Oil                Gas
                                       (MBBL)       (MBBL)       (MMCF)            (MBBL)            (MMCF)
                                    -------------------------------------     --------------------------------
Proved reserves at beginning
   of period                           1,808         ---        33,194            2,597             30,159
Revisions of previous
   estimates                          (1,187)      2,435        (2,773)            (534)             2,853
Extensions and discoveries               658          52         4,202               89              7,128
Production                              (854)        ---       (10,552)            (334)            (5,099)
Sales of reserves in-place            (1,260)        ---       (16,194)             (14)            (2,023)
Purchase of reserves
   in-place                           12,842       1,536       120,063                4                176
                                    -------------------------------------     --------------------------------
Proved reserves at end of
   year                               12,007       4,023       127,940            1,808             33,194
                                    =====================================     ================================
Proved developed reserves-
   Beginning of year                   1,494         ---        22,696            1,891             23,795
                                    =====================================     ================================
   End of year                        10,162       3,705       117,914            1,494             22,696
                                    =====================================     ================================

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


     Discounted future net cash flows (in thousands)
     ----------------------------------------------

          The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves are shown below:


                                                      December 31,       December 31,              June 30,
                                                         1998               1997              1997           1996
                                                    ----------------   ----------------   ------------   ------------
Future cash inflows.............................       $ 328,285          $ 517,323        $ 529,928        $113,550
Future production costs.........................        (132,108)          (191,988)        (183,479)        (33,117)
Future income taxes.............................             ---            (48,594)         (59,419)        (11,095)
Future development costs........................         (29,609)           (33,197)         (32,237)         (8,959)
                                                    ----------------   ----------------   ------------   ------------
Future net cash flows...........................         166,568            243,544          254,793          60,379
10% discount factor.............................         (50,588)           (57,829)         (67,300)        (15,191)
                                                    ----------------   ----------------   ------------   ------------
Standardized measure of discounted future net
  cash flows....................................       $ 115,980          $ 185,715        $ 187,493        $ 45,188
                                                    ================   ================   ============   ============

          The following are the principal sources of change in the standardized measure of discounted future net cash flows:


                                                                                  Six Month
                                                                                 Transition
                                                        Year Ended               Period Ended                Fiscal Year
                                                        December 31              December 31                Ended June 30
                                                 -----------------------  -----------------------  ------------  ---------------
                                                          1998                     1997                 1997           1996
                                                 -----------------------  -----------------------  ------------  ---------------
Standardized measure - beginning of year.........       $185,715                 $187,493            $ 45,188         $ 37,291
Sales, net of production costs...................        (44,264)                 (30,327)            (27,630)         (10,349)
Purchases of reserves in-place...................          3,379                    4,117             151,836              246
Net change in prices and production costs........        (55,408)                  (3,922)             22,599           11,458
Net change in income taxes.......................         14,517                    8,706             (20,265)          (2,958)
Extensions, discoveries and improved
  recovery, net of future production and
  development costs..............................          8,255                   10,769              12,555            7,709
Changes in estimated future development
  costs..........................................          4,542                   (3,588)             (3,034)             497
Development costs incurred during the
  period.........................................         11,244                    6,662               9,124              883
Revisions of quantity estimates..................        (20,520)                     569              27,102             (438)
Accretion of discount............................         18,572                   18,749               4,518            3,729
Sales of reserves in-place.......................           (260)                  (4,602)            (16,140)          (1,614)
Changes in production rates and other............         (9,792)                  (8,911)            (18,360)          (1,266)
                                                 -----------------------  -----------------------  ------------  ---------------
Standardized measure - end of year...............       $115,980                 $185,715            $187,493         $ 45,188
                                                 =======================  =======================  ============  ===============

          The discounted future cash flows above were calculated using NYMEX equivalent prices of $12.05, $18.32 and $19.80 per barrel and $2.15, $2.58 and $2.35 per MMBTU, for December 31, 1998 and 1997 and June 30, 1997, respectively, adjusted to the wellhead to reflect adjustments for transportation, quality and heating content.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

     On or about June 18, 1997 the Company replaced the firm of Deloitte and Touche LLP as its principal independent accountant and auditors to audit all the Company's financial statements with the firm of KPMG LLP. The decision to make this change was influenced by the acquisition of Partnership properties and interests, which were previously audited by KPMG LLP. The Company does not and has not during the past three years had disagreements with Deloitte and Touche LLP or KPMG LLP concerning their audit or application of accounting principles according to GAAP.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1998. Such information is incorporated herein by reference.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


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

     3. Exhibits

     3.1 Certificate of Incorporation of Bellwether Exploration Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76570)

     3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

     3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated September 19, 1997.)

     3.4 By-laws of Bellwether Exploration Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76570)

     3.5 Amendment to Article II, Section 2.2 of Bellwether Exploration Company's Bylaws (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1997).

     3.6 Amendment to Bellwether Exploration Company's bylaws adopted on March 27, 1998 (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1997).

     4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File
          No. 33-76570)

     4.2  The Company's 1996 Stock Incentive Plan (incorporated by reference to
          Exhibit 10.20 to the Company's Registration Statement on Form S-1, File No. 33-21813)

     4.3 Indenture dated April 9, 1997 among the Company, a Subsidiary Guarantor and Bank of Montreal Trust Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, Registration No. 33-21813)

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

     4.4 First Supplemental Indenture dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership and Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 99.2 on the Company's Form 8-K Current Report filed on April 23, 1997)

     4.5 Shareholders Rights Agreement between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on September 19, 1997)

     4.6 Warrant to Torch Energy Dated April 9, 1997 (incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997)

     10.1 Administrative Services Agreement with Torch Energy Advisors Incorporated commencing January 1, 1994 (incorporated by reference to
          Exhibit 94-10-3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1994)

     10.2 Amended Joint Venture Agreement dated July 29, 1993 between the Company and NGL Associates (incorporated by reference to Exhibit
          10.93.5 to the Company's Report on Form 10-K dated July 29, 1993)

     10.3 Amended Joint Venture dated July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates (incorporated by reference to
          Exhibit 10.93.8 to the Company's report on Form 8-K dated December 31,
          1993)

     10.4 Registration Rights Agreement dated December 31, 1993 among the Company and the Stockholders of Associated Gas Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 33-76570)

     10.5 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-76570)

     10.6 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 29, 1993 between the Company and NGL Associates (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement No. 33-76570)

     10.7 Amendment dated March 14, 1994 to the Amended Joint Venture Agreement dated as of July 15, 1993 between Torch Energy Marketing, Inc. and NGL Associates (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-76570)

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------


     10.8 Registration Rights Agreement among the Company, Allstate Insurance Company and the former owners of Odyssey Partners, Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-76570)

     10.9 Assignment of gas purchase contract from Texas Gas Transmission Corporation to Bellwether (incorporated by reference to Exhibit 96-10-4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997)

     10.10 Acquisition Agreement dated March 31, 1997 among Bellwether Exploration Company, Program Acquisition Company and the other parties thereto. (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 (Registration
           No. 333-21813) filed on April 3, 1997)

     10.11 Credit Agreement dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership, Morgan Guarantee Trust Company of New York, as administrative Agent, and certain banking institutions (incorporated by reference to the Company's Form 8-K Current Report as filed with the Commission on April 23, 1997)

     10.12 Purchase and Sale Agreement dated June 9, 1997 among Bellwether Exploration Company, Black Hawk Oil Company, 1988-II TEAI Limited Partnership, 1989-I TEAI Limited Partnership, TEAI Oil and Gas Company, and the other parties thereto as Sellers, and Jay Resources Corporation as Buyer (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

     10.13 Employment contract dated June 1, 1998 between the Company and J. Darby Sere' (incorporated by reference to Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 1998).

     10.14 Employment contract dated June 1, 1998 between the Company and William C. Rankin (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1998).

     16.1 Letter from predecessor auditors regarding change in certifying accountant (incorporated by reference to Exhibit 16-1 to the Company's Form 8K/A-1 dated July 8, 1997)

     21.1  Subsidiaries of Bellwether Exploration Company - Included herewith.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

     23    Consents of experts:

     23.1 Consent of Williamson Petroleum Consultants, Inc. -- Included herewith.

     23.2  Consent of Ryder Scott Company -- Included herewith.

     23.3  Consent of KPMG LLP -- Included herewith.

     27    Financial Data Schedule -- Included herewith.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES
                -----------------------------------------------

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


Dated March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURES                TITLE                        DATE



/s/ J. Darby Sere'           Chairman of Board of          March 19, 1999
----------------------       Directors and Chief           --------------
J. Darby Sere'               Executive Officer



/s/ William C. Rankin        Senior Vice President
----------------------       and Chief Financial
William C. Rankin            Officer                       March 19, 1999
                                                           --------------


/s/ Dr. Jack Birks           Director                      March 19, 1999
----------------------                                     --------------
Dr. Jack Birks



/s/ J.P. Bryan               Director                      March 19, 1999
----------------------                                     --------------
J.P. Bryan



/s/ Vincent H. Buckley       Director                      March 19, 1999
----------------------                                     --------------
Vincent H. Buckley



/s/ Habib Kairouz            Director                      March 19, 1999
----------------------                                     --------------
Habib Kairouz



/s/ A. K. McLanahan          Director                      March 19, 1999
----------------------                                     --------------
A. K. McLanahan



/s/ Townes G. Pressler       Director                      March 19, 1999
----------------------                                     --------------
Townes G. Pressler