Form 10-Q
period 1999-03-31
BELLWETHER EXPLORATION CO
filed 1999-05-13
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q

(Mark One)
   X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----                        Exchange Act of 1934
                      For the quarter ended March 31, 1999

                                       or

 -----      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the Transition Period From __________ to ________

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

As of May 3, 1999, 13,853,791 shares of common stock of Bellwether Exploration Company were outstanding.

                         BELLWETHER EXPLORATION COMPANY


                                     INDEX


PART I.   FINANCIAL INFORMATION                                                     Page #

     ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets:
              March 31, 1999 (Unaudited) and December 31, 1998......................   3
         Condensed Consolidated Statements of Operations (Unaudited):
              Three months ended March 31, 1999 and March 31, 1998..................   5
         Condensed Consolidated Statements of Cash Flows (Unaudited):
              Three months ended March 31, 1999 and March 31, 1998..................   6
         Notes to Condensed Consolidated Financial Statements (Unaudited)...........   8

  ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................  12

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...............  20

PART II.  OTHER INFORMATION.........................................................  21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                     ASSETS

                                                                        March 31,              December 31,
                                                                          1999                     1998
                                                                      ------------              -----------
                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents.......................................        $       752               $       10
Accounts receivable and accrued revenues........................             14,689                   15,602
Due from related parties........................................              1,701                      853
Prepaid expenses and other......................................                796                    1,719
                                                                        -----------               ----------
   Total current assets.........................................             17,938                   18,184
                                                                        -----------               ----------
PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties (full cost method).......................            297,017                  289,231
Gas plant facilities............................................             17,411                   17,406
                                                                        -----------               ----------
                                                                            314,428                  306,637
Accumulated depreciation, depletion, amortization and
   impairments..................................................           (202,943)                (198,421)
                                                                        -----------               ----------
                                                                            111,485                  108,216
                                                                        -----------               ----------

OTHER ASSETS....................................................              4,562                    4,796
                                                                        -----------               ----------
                                                                        $   133,985               $  131,196
                                                                        ===========               ==========



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            March 31,                December 31,
                                                                               1999                      1998
                                                                            -----------              ------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.......................             $    11,681                 $  11,982
Due to related parties.........................................                      --                       125
                                                                            -----------                 ---------
 Total current liabilities.....................................                  11,681                    12,107
                                                                            -----------                 ---------

LONG-TERM DEBT.................................................                 108,900                   104,400


OTHER LIABILITIES..............................................                     200                       200

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
 none issued or outstanding at March 31, 1999 and
 December 31, 1998.............................................                     ---                       ---
Common stock, $0.01 par value, 30,000,000 shares authorized,
 13,853,791 and 13,853,991 shares issued at
 March 31, 1999 and December 31, 1998, respectively............                     142                       142
Additional paid-in capital.....................................                  80,442                    80,442
Retained earnings..............................................                 (65,475)                  (64,191)
Treasury stock, at cost, 311,000 shares........................                  (1,905)                   (1,904)
                                                                            -----------                 ---------
  Total stockholders' equity...................................                  13,204                    14,489
                                                                            -----------                 ---------
                                                                            $   133,985                 $ 131,196
                                                                            ===========                 =========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

              (Amounts in thousands, except per share information)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1999           1998
                                                       -------        -------
REVENUES:
 Oil and gas revenues..........................        $12,727        $19,424
 Gas plant operations, net.....................            221            226
 Interest and other income.....................            283            187
                                                       -------        -------
                                                        13,231         19,837
                                                       -------        -------


COST AND EXPENSES:
 Production expenses...........................          5,612          6,133
 Depreciation, depletion and amortization......          4,680          8,738
 General and administrative expenses...........          1,394          2,611
 Interest expense..............................          2,829          2,979
                                                       -------        -------
                                                        14,515         20,461
                                                       -------        -------

Loss before income taxes.......................         (1,284)          (624)

Benefit for income taxes.......................             --           (232)
                                                       -------        -------


NET LOSS.......................................        $(1,284)       $  (392)
                                                       =======        =======


Net loss per share.............................        $  (.09)       $  (.03)
                                                       =======        =======


Net loss per share-diluted.....................        $  (.09)       $  (.03)
                                                       =======        =======
Weighted average common shares
 outstanding...................................         13,854         14,049
                                                       =======        =======
Weighted average common shares outstanding
 diluted.......................................         13,854         14,049
                                                       =======        =======



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (Amounts in thousands)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                          -----------------------------
                                                                                1999            1998
                                                                          -----------        ----------
Cash flows from operating activities:
Net loss.............................................................     $    (1,284)       $     (392)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation, depletion and amortization........................           4,886             8,958
     Deferred income taxes...........................................              --              (563)
                                                                          -----------        ----------
                                                                                3,602             8,003
Change in assets and liabilities:
 Accounts receivable and accrued revenue.............................             913             3,911
 Accounts payable and other liabilities..............................            (301)            5,503
 Due from (to) related parties.......................................            (973)            2,793
 Other...............................................................             878               628
                                                                          -----------        ----------
 Net cash flows provided by operating activities.....................           4,119            20,838
                                                                          -----------        ----------

Cash flows from investing activities:

 Additions to properties and facilities..............................          (7,796)           (9,874)
 Proceeds from sales of properties...................................             (80)              289
                                                                          -----------        ----------
 Net cash flows used in investing activities.........................          (7,876)           (9,585)
                                                                          -----------        ----------
Cash flows from financing activities:
 Proceeds from borrowings............................................           4,500                --
 Exercise of stock options...........................................              --             1,492
 Purchase of treasury shares.........................................              (1)               --
                                                                          -----------        ----------
 Net cash flows provided by financing activities.....................           4,499             1,492
                                                                          -----------        ----------

 Net increase in cash and cash equivalents...........................             742            12,745
 Cash and cash equivalents at beginning of period....................              10             2,699
                                                                          -----------        ----------
Cash and cash equivalents at end of period...........................     $       752        $   15,444
                                                                          ===========        ==========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

                             (Amounts in thousands)


                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                             1999       1998
                                                           -------     ------

Supplemental disclosures of cash flow  information:

Cash paid during the period for:
 Interest..............................................      $  87     $  58

 Income taxes..........................................      $  --     $ 864








     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 1999 and December 31, 1998, and the results of operations and changes in cash flows for the periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1998 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission on March 22, 1999.

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

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


2.  Stockholders' Equity

     SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the three months ended March 31, 1999 and 1998, diluted earnings per common share are not calculated since the issuance or conversion of additional securities would have an antidilutive effect.

 SFAS No. 128 reconciliation  (amounts in thousands except per share amounts):

                                               For the Three Months Ended                 For the Three Months Ended
                                                     March 31, 1999                             March 31, 1998
                                       -----------------------------------------     -------------------------------------
                                         Loss          Shares         Per Share         Loss        Shares      Per Share
                                      (Numerator)    (Denominator)      Amount       (Numerator) (Denominator)    Amount
                                      ----------     ------------    -----------     ----------- ------------   ----------
Loss per Common Share:
Loss available to common
 stockholders...................      $  1,284           13,854       $      .09        $    392       14,049    $     .03
                                                                      ==========                                 =========

Effect of Dilutive Securities:
Options and Warrants............      $     --               --                         $     --           --
                                      --------           -------                        --------    ---------

Loss per Common Share-Diluted:
Loss available to common
 stockholders and assumed
 conversions....................      $  1,284            13,854      $      .09        $    392       14,049    $     .03
                                      ========           =======      ==========        ========    =========    =========

     Securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidiluted are as follows:

                                        For the Periods Ended March 31,
                                    ---------------------------------------
                                      1999 (shares)          1998 (shares)
                                    ---------------------------------------

Options and Warrants                      1,000                 347,000
                                          =====                 =======

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of March 31, 1999, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholder's Equity.

3.   Long Term Debt

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which currently has a borrowing base of $60.0 million and a maturity date of March 31, 2002. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. As of March 31, 1999 there were $8.9 million borrowings outstanding under the Senior Credit Facility.

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

     Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from April 1, 1999 to October 1, 1999 is 9.39%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.875% thereafter.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

4.   New Accounting Pronouncements

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

5.   Natural Gas and Crude Oil Hedging

     Oil and gas revenues decreased $13,000 in the three months ended March 31, 1999, and increased $525,000 in the three month period ended March 31, 1998, as a result of hedging activity.

     Since year end 1998, the Company has entered into current swap contracts to hedge a total of 2,295,000 MMBTU of gas during the months of May through June 1999 at a weighted average NYMEX quoted price of $2.04 per MMBTU and a collar contract to hedge 30,000 MMBTU per day for July 1, 1999 through October 31, 1999 which establishes a floor NYMEX quoted price of $2.20 per MMBTU and a ceiling NYMEX quoted price of $2.61 per MMBTU. In addition, the Company has current contracts to hedge a total of 640 MBBLS of oil during the months of April through September 1999 at a weighted average NYMEX quoted price of $15.30 per barrel. The fair value at March 31, 1999 of these swap agreements was a loss of $238,000.

                         BELLWETHER EXPLORATION COMPANY

ITEM 2.         Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

The Company strives to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company employs an integrated interdisciplinary team approach to a balanced program of strategic acquisitions of producing oil and gas properties and technology driven development and exploration activities. The funding of these activities has historically been provided by operating cash flows, bank financing, equity placements and sale of non-core assets. The Company invested $7.8 million in oil and gas properties for the three months ended March 31, 1999 versus $9.9 million for the same period in 1998. Cash flows from operations before changes in assets and liabilities were $3.6 million for the three months ended March 31, 1999 compared to $8.0 million provided by operating activities in the same period of 1998. At March 31, 1999, the Company had $51.1 million of available debt capacity under the Senior Credit Facility.

1999 Capital Expenditures

During 1999, the Company anticipates investing approximately $27.5 million, primarily for development and exploratory drilling activities and leasehold and seismic acquisitions. The Company believes its cash flow provided by operating activities and borrowings under its credit facilities will be sufficient to meet these projected capital investments (See Note 3 of the Notes to Condensed Consolidated Financial Statements). The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

Gas Balancing

It is customary in the industry for working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Oil and Gas Property Accounting

The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. Due to declines in oil and gas prices at year end, and to a lesser extent, downward revisions in estimated proved reserves, the Company recorded a $73.9 million pretax impairment charge in the fiscal year ended December 31, 1998. No such charges to operations were required during the three month periods ending March 31, 1999 or 1998.

Results of Operations

The following table sets forth certain operating information for the Company for the periods presented:


                                                         Three Months Ended
                                                              March 31,
                                                       --------------------
                                                        1999         1998
                                                       -------      -------
Production:
  Oil and condensate (MBBLs)......................         520          572
  Natural gas (MMCF)..............................       4,785        5,731

Average sales price: (1)
  Oil and condensate (per BBL)....................      $ 9.35      $ 12.62
  Natural gas  (per MCF)..........................      $ 1.65      $  2.04

Average costs:
  Production expenses (per MCFE)..................      $  .71      $   .67
  General and administrative expense
     (per MCFE)...................................      $  .18      $   .28
  Depreciation, depletion and amortization
     (per MCFE)(2)................................      $  .55      $   .90


(1) Average sales prices exclude the effect of hedges, which decreased revenues by $13,000 in the three month period in 1999, and increased revenues by $525,000 in the three month period in 1998.
(2) Excludes depreciation, depletion and amortization on gas plants and other assets of $306,000 in the three month period in 1999, and of $466,000 in the three month period ended in 1998.

                        BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Three Months Ended March 31, 1999 and 1998

Net loss for the quarters ended March 31, 1999 and 1998 was $1.3 million or $.09 per share, and $.4 million or $.03 per share, respectively. The increased loss is due to lower oil and gas prices in 1999 and lower oil and gas production as compared to the quarter ended March 31, 1998.

Oil and gas revenues for the three months ended March 31, 1999 were $12.7 million, as compared to $19.4 million for the respective period in 1998. The 35% decrease in oil and gas revenues is partially due to the decline in oil and gas prices. Oil prices averaged $9.35 per barrel in the three month period ended March 31, 1999 as compared to $12.62 per barrel in the comparable period of 1998. This represents a 26% decline in oil prices and translates into a $1.7 million decrease in oil revenues. Gas prices averaged $1.65 per mcf in the three month period ended March 31, 1999 as compared to $2.04 per mcf in the comparable period of 1998. This represents a 19% decline in gas prices and translates into a $1.9 million decrease in oil revenues. Also, gas hedges in place in 1998 resulted in $525,000 of additional gas revenues in the period ended March 31, 1998 while a decrease in revenues of $13,000 was reflected in the same period of 1999.

Production volumes reflect normal declines from primarily the offshore Gulf of Mexico properties. Oil production was down 9% compared to the same quarter of 1998 with 520,000 and 572,000 barrels for the three month periods ended March 31, 1999 and 1998, respectively. Gas production was down 17% compared to the same quarter of 1998 with 4,785 and 5,731 million cubic feet (MMcf) for the three month periods ended March 31, 1999 and 1998, respectively.

Net gas plant operating profit was $221,000 in the three months ended March 31, 1999 and $226,000 in the same period of 1998.

Interest and Other Income increased from $187,000 at March 31, 1998 to $283,000 at March 31, 1999 primarily as a result of of the reversal of fee income in 1998 erroneously received in prior periods. The major components of Interest and Other Income remained at consistent levels.

Production expenses for the three months ended March 31, 1999 totaled $5.6 million, or 8% below the $6.1 million for the three months March 31, 1998. On an Mcf equivalency basis (Mcfe), production expenses for the quarter ended March 31, 1999 increased to $.71 per Mcfe as compared to $.67 per Mcfe in the period ended March 31, 1998. The decreased oil and gas volumes mentioned above resulted in the increased production costs on an equivalency basis.

Depreciation, depletion and amortization was $4.7 million for the three months ended March 31, 1999 and $8.7 million for the three month period ended March 31, 1998. The decline resulted from the $73.9 million impairment charge made at December 31, 1998 as well as decreased production volumes. Depreciation, depletion and amortization per Mcfe has declined from $.90 per Mcfe in 1998 to $.55 per Mcfe in 1999.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


General and administrative expenses totaled $1.4 million in the three months ended March 31, 1999 as compared to $2.6 million for the comparable period of
fiscal 1998.   A decrease in outsourcing costs from $1.3 million to $.4 million
was the major contribution to the decline.   The Company is charged a management
fee under its current outsourcing contract which is based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge described above, the Company's total assets and resulting percentage of such assets was reduced. Additionally, the 1998 period included costs related to the closing of the Company's Dallas exploration office in March 1998 and certain transition costs related to the change of the Company's 1997 fiscal year. On an Mcf equivalency basis, general and administrative expenses were $.18 per Mcfe in the period ended March 31, 1999 and $.28 per Mcfe in the period ended March 31, 1998.

Interest expense remained relatively flat at $2.8 million for the three months ended March 31, 1999 and $3.0 million in the same period of 1998 even though the Company had higher average balances outstanding in 1999. Savings of $229,000 realized as an interest rate swap accounted for the decline.

The provision for federal and state income taxes for the three months ended March 31, 1999 and 1998 are based upon a 0%, and 37% effective tax rate,
respectively.   No tax accrual has been made in 1999 because of an increase in the Company's tax valuation allowance for the benefit for the current period's net loss from operations.


Year 2000 Issues

The Year 2000 problem ("Y2k") refers to the inability of computer and other information technology systems to properly process date and time information. The problem was caused, in part, by the outdated programming practice of using two digits rather than four to represent the year in a date. The consequence of the Y2k problem is that information technology and embedded processing systems are at risk of malfunction, particularly during the transition between 1999 to 2000.

The effects of the Y2k are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Company and its vendors, customers and business partners, as well as with government agencies.

The risks of Y2k fall into three general areas: 1) Corporate Systems, 2) Field Systems and 3) Third Party Exposure. The Company is addressing each of these areas through a readiness process that follows the steps below:

  a) Planning and Awareness
  b) Inventory and Assessment
  c) Identify Potential Problems and their Business Impact
  d) Identify/Approve Solutions

                        BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


  e)    Test and Implement Solutions
  f)    Contingency Planning

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

The estimated total costs for Y2k readiness has been nominal. It is anticipated that such costs for complete Y2k readiness will continue to be nominal as much of these costs are borne by Torch under the terms of the existing outsourcing agreement. In addition, there have been no material capital expenditures for Y2k and there is not anticipated to be material capital expenditures because most major critical field operations do not have date sensitive equipment. Remediation and testing is scheduled to be completed by June 30, 1999.

Corporate Systems

1. Planning and Awareness. All employees have attended Y2k informational programs including a general discussion of what Y2k is and how it could affect the business. Employees of all levels of the organization have been asked to participate in the identification of potential Y2k risks.

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

6. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in the Company's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. The Company is currently considering its options with respect to contingency arrangements for temporary staffing to accommodate such situations.

Field Systems

1. Planning and Awareness. The Company's Y2k program has involved all levels of management of field and facility assets from production foremen and higher. Employees at all levels of the organization have been asked to participate in the identification of potential Y2k risk, which might otherwise go unnoticed by higher level employees and officers of Bellwether, and as a result, the Company believes that awareness of the issue is high.

2. Inventory and Assessment. This step entailed locating all embedded chip technology used in the field operations including safety systems, measurement devices, overflow valves, SCADA systems and other field processes that are date-or-time-sensitive. It is estimated that there are less than a hundred embedded components residing in the computer systems within Bellwether's operated oil and natural gas fields and processing plants. During the assessment stage a list of assets to be tested was assembled. Consideration was given to 1) issues of health and safety, 2) environmental concerns, 3) economic factors and 4) other business risks as appropriate. Vendors and manufacturers have been contacted as well as product research through the Internet and the use of peer group company shared information. To date, the majority of embedded components researched have been deemed either date-insensitive or Y2k compliant. However, the complexity of embedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system. Now that the component level evaluation is substantially complete, a broader evaluation at the system level has commenced. Bellwether anticipates that the system level evaluation will be completed by the end of the second quarter 1999.

3. Identification. The failure to identify and correct a material Y2k problem could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production or discharges of materials onto the environment. The Company is actively engaged in a program to prioritize the

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


  remediation of embedded components and systems which are either known to be Y2k non-compliant or which have higher risk of Y2k failures, and to further prioritize remediation targets by the anticipated financial impact of any such failures on the Company.

  To assist in this effort, Bellwether and Torch have retained consultants who are knowledgeable and experienced in the assessment of Y2k issues impacting field operations. Bellwether intends to give extremely high priority to the remediation of any situation that impacts employee health and safety or environmental security. The cost of the assessment is not expected to be material to Bellwether's financial results. Despite these efforts, it is possible that there will be production disruptions or other Y2k related problems associated with Y2k non-compliance. Depending on the magnitude of any such disruptions or other problems, and the time and cost required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

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

3. Identification. Refineries are extremely complex operations containing hundreds or thousands of computerized processes. The failure on the part of a Bellwether refinery customer to identify and correct a material Y2k problem could result in material disruptions in the sale of Bellwether's production to that refinery. In many cases, affected Bellwether production may not be easily shifted to other markets, and markets may have similar effects. Although the Company has made inquiries to key third parties on the subject of Y2k readiness and will continue to do so, it has no ability to require responses to such inquiries or to independently verify their accuracy. Accordingly, management is unable to express any view about whether there will be material production disruptions associated with third party Y2k non-compliance. Depending on the magnitude of any such disruptions and the time required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

   Other significant concerns include the integrity of global telecommunication systems, the readiness of commercial banks to execute electronic fund transfers and of the ability of the financial community to maintain an orderly market in Bellwether's securities.

4. Identify/Approve Solutions. By prioritizing the various third party risks mentioned above, a list of most critical third party vendors, customers and business partners has been determined. By cross-referencing the results of the Y2k readiness survey with the Company's priority list of third parties, solutions can be determined. These may involve field and/or office visits and more detailed meetings to access the third party's Y2k compliance.

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

Forward Look Statements

This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, and the effect of gas balancing and the Year 2000 problem, are forward-looking statements. There can be no assurances that such forward looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

Since year end 1998, the Company has entered into current swap contracts to hedge a total of 2,295,000 MMBTU of gas during the months of May through June 1999 at a weighted average NYMEX quoted price of $2.04 per MMBTU and a collar contract to hedge 30,000 MMBTU per day for July 1, 1999 through October 31, 1999 which establishes a floor NYMEX quoted price of $2.20 per MMBTU and a ceiling NYMEX quoted price of $2.61 per MMBTU. In addition, the Company has current contracts to hedge a total of 640 MBBLS of oil during the months of April through September 1999 at a weighted average NYMEX quoted price of $15.30 per barrel. The fair value at March 31, 1999 of these swap agreements was a loss of $238,000. Since March 31, 1999 oil and gas prices, for the periods included under the swap contracts, have increased approximately $1.50 per barrel and $.30 per mcf, respectively, resulting in a significantly larger potential future loss
on swap agreements.   Accordingly, the deferred loss associated with the swap
contracts is currently approximately $2 million.

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

                             BELLWETHER EXPLORATION COMPANY
                                     (Registrant)


Date:    May 13, 1999        By:    /s/ J. Darby Sere'
     ----------------------     -----------------------------
                                J. Darby Sere'
                                Chairman and Chief Executive Officer



Date:    May 13, 1999        By:    /s/ William C. Rankin
     ----------------------     -----------------------------
                                 William C. Rankin
                                 Senior Vice President and Chief Financial
                                  Officer