Form 10-Q
period 1999-06-30
BELLWETHER EXPLORATION CO
filed 1999-08-13
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                   FORM 10-Q

(Mark One)
  [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                      FOR THE QUARTER ENDED JUNE 30, 1999

                                      or

  [_]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

           For the Transition Period From ___________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of August 2, 1999, 13,853,791 shares of common stock of Bellwether Exploration Company were outstanding.

                        BELLWETHER EXPLORATION COMPANY


                                     INDEX


PART I.  FINANCIAL INFORMATION                                            Page #


 ITEM 1. Financial Statements

         Condensed Consolidated Balance Sheets:
           June 30, 1999 (Unaudited) and December 31, 1998.................... 3
         Condensed Consolidated Statements of Operations (Unaudited):
           Three months and six months ended June 30, 1999 and June 30, 1998.. 5 Condensed Consolidated Statements of Cash Flows (Unaudited):
           Six months ended June 30, 1999 and June 30, 1998................... 6
         Notes to Condensed Consolidated Financial Statements (Unaudited)..... 8

 ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................13

 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...........24

PART II. OTHER INFORMATION....................................................25

                        PART I.  FINANCIAL INFORMATION

ITEM 1.                      Financial Statements


                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Amounts in thousands)

                                    ASSETS

                                                         June 30,   December 31,
                                                           1999        1998
                                                        ---------    ---------
                                                       (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents.............................. $   1,262    $      10
Accounts receivable and accrued revenues...............    12,837       16,455
Prepaid expenses and other.............................     1,476        1,719
                                                        ---------    ---------
 Total current assets..................................    15,575       18,184
                                                        ---------    ---------

PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method)..............   313,917      289,231
Gas plant facilities...................................    17,529       17,406
                                                        ---------    ---------
                                                          331,446      306,637
Accumulated depreciation, depletion and amortization...  (208,985)    (198,421)
                                                        ---------    ---------
                                                          122,461      108,216
                                                        ---------    ---------

OTHER ASSETS...........................................     4,411        4,796
                                                        ---------    ---------
                                                        $ 142,447    $ 131,196
                                                        =========    =========



     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (Amounts in thousands, except share information)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         June 30,   December 31,
                                                           1999        1998
                                                        ---------    ---------
                                                       (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities..............  $  12,361    $  11,982
Due to related parties................................        159          125
                                                        ---------    ---------
 Total current liabilities............................     12,520       12,107
                                                        ---------    ---------

LONG-TERM DEBT........................................    116,400      104,400

OTHER LIABILITIES.....................................        200          200

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares
 authorized; none issued or outstanding at
 June 30, 1999 and December 31, 1998..................        ---          ---
Common stock, $0.01 par value, 30,000,000 shares
 authorized, 13,853,791 and 13,853,991 shares issued
 at June 30, 1999 and December 31, 1998, respectively.        142          142
Additional paid-in capital............................     80,442       80,442
Retained earnings.....................................    (65,352)     (64,191)
Treasury stock, at cost, 311,000 shares...............     (1,905)      (1,904)
                                                        ---------    ---------
  Total stockholders' equity..........................     13,327       14,489
                                                        ---------    ---------
                                                        $ 142,447    $ 131,196
                                                        =========    =========



     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

             (Amounts in thousands, except per share information)

                                                             Three Months Ended                       Six Months Ended
                                                                  June 30,                                June 30,
                                                        -----------------------------           ------------------------------
                                                           1999                1998                1999                1998
                                                        --------             --------           -------               --------
REVENUES:
 Oil and gas revenues..........................         $ 14,024             $ 20,306           $ 26,751              $ 39,730
 Gas plant operations, net.....................              254                  321                475                   547
 Interest and other income.....................              986                  326              1,269                   513
                                                        --------             --------           --------              --------
                                                          15,264               20,953             28,495                40,790
                                                        --------             --------           --------              --------
COST AND EXPENSES:
 Production expenses...........................            5,013                6,760             10,625                12,893
 Depreciation, depletion and amortization......            5,764                8,821             10,444                17,559
 General and administrative expenses...........            1,474                1,997              2,868                 4,608
 Interest expense..............................            2,890                2,976              5,719                 5,955
                                                        --------             --------           --------              --------
                                                          15,141               20,554             29,656                41,015
                                                        --------             --------           --------              --------

Income (loss) before income taxes..............              123                  399             (1,161)                 (225)

Provision (benefit) for income taxes...........              ---                  152                ---                   (80)
                                                        --------             --------           --------              --------

NET INCOME (LOSS)..............................         $    123             $    247           $ (1,161)             $   (145)
                                                        ========             ========           ========              ========

Net income (loss) per share....................        $    0.01             $   0.02           $  (0.08)             $  (0.01)
                                                        ========             ========           ========              ========

Net income (loss) per share-diluted............         $   0.01             $   0.02           $  (0.08)             $  (0.01)
                                                        ========             ========           ========              ========
Weighted average common shares
 outstanding...................................           13,854               14,138             13,854                14,094
                                                        ========             ========           ========              ========
Weighted average common shares outstanding
 -diluted......................................           13,894               14,416             13,854                14,094
                                                        ========             ========           ========              ========


     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            (Amounts in thousands)

                                                            Six Months Ended
                                                               June 30,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS................................................ $ (1,161)   $   (145)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation, depletion and amortization...........   10,854      17,990
     Deferred income taxes..............................      ---        (775)
                                                         --------    --------
                                                            9,693      17,070
Change in assets and liabilities:
 Accounts receivable and accrued revenue................    3,618       4,414
 Accounts payable and other liabilities.................      379       2,092
 Due from (to) related parties..........................       34       7,056
 Other..................................................      115        (839)
                                                         --------    --------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES........   13,839      29,793
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of oil and gas properties..................  (14,269)       (531)
 Additions to properties and facilities.................  (10,573)    (23,208)
 Proceeds from sales of properties......................      256         663
                                                         --------    --------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES............  (24,586)    (23,076)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings...............................   12,000         ---
 Exercise of stock options..............................      ---       1,502
 Purchase of treasury shares............................       (1)        ---
                                                         --------    --------
 NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES........   11,999       1,502
                                                         --------    --------

 Net increase in cash and cash equivalents..............    1,252       8,219
 Cash and cash equivalents at beginning of period.......       10       2,699
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............. $  1,262    $ 10,918
                                                         ========    ========


     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                            (Amounts in thousands)


                                                         Six Months Ended
                                                              June 30,
                                                       ---------------------
                                                        1999           1998
                                                       ------         ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest.........................................     $5,313         $5,592

 Income taxes.....................................     $   28         $1,204



     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 1999 and December 31, 1998, and the results of operations and changes in cash flows for the periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1998 Form 10-K of Bellwether Exploration Company (the "Company") that was filed with the Securities and Exchange Commission on March 22, 1999.

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

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

2.   STOCKHOLDERS' EQUITY

     SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the six months ended June 30, 1999 and 1998, diluted earnings per common share are not calculated since the issuance or conversion of additional securities would have an antidilutive effect.

 SFAS NO. 128 RECONCILIATION  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                           For the Six Months Ended                         For the Six Months Ended
                                                June 30, 1999                                    June 30, 1998
                                 -----------------------------------------        -----------------------------------------
                                    Loss            Shares       Per Share           Loss           Shares        Per Share
                                 (Numerator)    (Denominator)      Amount         (Numerator)    (Denominator)      Amount
                                 ----------     -------------    ---------        -----------    -------------    ---------
LOSS PER COMMON SHARE:
Loss available to common
 stockholders..................    $ 1,161         13,854          $.08              $  145          14,094          $  .01
                                                                   ====                                              ======

EFFECT OF DILUTIVE SECURITIES:
Options and Warrants...........    $   ---            ---                            $  ---             ---
                                   -------        -------                            ------         -------
LOSS PER COMMON SHARE-DILUTED:
Loss available to common
 stockholders and assumed
 conversions...................    $ 1,161         13,854          $.08              $  145          14,094          $  .01
                                   =======        =======          ====              ======         =======          ======

     Securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidiluted are as follows:

                                    For the Periods Ended June 30,
                                ------------------------------------
                                  1999 (shares)      1998 (shares)
                                -----------------  -----------------

Options and Warrants                  16,000            312,000
                                      ======            =======

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of June 30, 1999, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

3.   LONG TERM DEBT

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which currently has a borrowing base of $55.0 million and a maturity date of November 5, 2003. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 1.0% to LIBOR plus 1.75% based upon the borrowing base usage. As of June 30, 1999 there were $16.4 million borrowings outstanding under the Senior Credit Facility.

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

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement is effective for fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

5.   NATURAL GAS AND CRUDE OIL HEDGING

     Oil and gas revenues decreased $1,631,000 and $1,643,000 in the three and six months ended June 30, 1999, and increased $438,000 and $962,000 in the three and six month period ended June 30, 1998, as a result of hedging activity.

     Since year end 1998, the Company has entered into two contracts which establish a maximum and minimum sales price ("collar"). The first establishes a collar for 30,000 MMBTU per day for July 1, 1999 through October 31, 1999 with a floor NYMEX quoted price of $2.20 per MMBTU and a ceiling NYMEX quoted price of $2.61 per MMBTU, and the second establishes a collar for 15,000 MMBTU per day for November 1, 1999 through March 31, 2000 with a floor NYMEX quoted price of $2.40 per MMBTU and a ceiling NYMEX quoted price of $3.10 per MMBTU. In addition, the Company has current contracts to hedge a total of 368 MBBLS of oil during the months of July through September 1999 at a weighted average NYMEX quoted price of $15.58 per barrel. The fair value at June 30, 1999 of these swap agreements was a loss of $1,171,000.


6.   LEGAL PROCEEDING

     The Company is a defendant in Cause No. C-4417-96-G, A.R. Guerra, et al. v. Eastern Exploration, Inc., et al., in the 370th Judicial District Court of Hidalgo County, Texas. On May 11, 1999, the trial court granted plaintiffs' Motion for Summary Judgment and denied defendants' Motions for Summary Judgment. The Company was not notified of the trial court's judgment until May 18, 1999. The trial court awarded plaintiffs in excess of $5.8 million in damages plus interest. The Company has a 75% interest in the leases made the subject of the lawsuit, but the judgment is joint and several against all defendants.

     The majority of the damages awarded to plaintiffs consist of compensatory royalties assessed under a compensatory royalty clause in plaintiffs' 648-acre oil and gas lease. Defendants contend that the unambiguous meaning of the compensatory royalty clause is that, if a well is drilled within 1,200 feet of the 648-acre lease, lessee must either commence an offset well within 120 days of the offending well, or commence payment of compensatory royalties within 120 days of the offending well calculated on production from the well or wells drilled within 1,200 feet.

                        BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

     Plaintiffs contend that the unambiguous meaning of the compensatory royalty clause is that (1) lessees duties under the clause were expanded to the entirety of the gas unit within which plaintiffs' 648-acre lease is located; (2) if a well is drilled within 1,200 feet of the gas unit in which plaintiffs' 648-acre lease is located, the compensatory royalty provisions are merely "triggered"; (3) once the compensatory royalty provisions are triggered, lessee has a retroactive duty to commence an offset well or commence payment of compensatory royalties within 120 days of the first well drilled in the common field or reservoir underlying plaintiffs' 648-acre lease, regardless of when that first well was drilled and regardless of whether that first well is more than 1,200 feet away from either the gas unit or the 648-acre lease. Plaintiffs claim that the compensatory royalty provisions were triggered when a well was allegedly drilled within 1,200 feet of the gas unit within which plaintiffs' 648-acre lease is located. Because defendants could not go back in time and commence an offset well within 120 days of the first well that was allegedly drilled in the common field or reservoir underlying plaintiffs' 648-acre lease, defendants had to go back in time and commence payment of compensatory royalties calculated on all wells allegedly drilled in the common field or reservoir. In granting plaintiffs' Motion for Summary Judgement, the trial court adopted this interpretation of the clause.

     The Company believes that the trial court's judgment is in error for the following reasons, among others: (1) plaintiffs interpretation is unreasonable as a matter of law; (2) the duties under the compensatory royalty clause did not expand to the entirety of the unit, and because it is undisputed that no well was ever drilled within 1,200 feet of plaintiffs' 648-acre lease, lessees' duties under the compensatory royalty clause never came into effect as a matter of law; and (3) even if the duties under the compensatory royalty clause did expand to the entirety of the unit, defendants timely drilled an offset well within 120 days of the well that was allegedly drilled within 1,200 feet of the gas unit in which plaintiffs' 648-acre lease is located, and therefore no compensatory royalties are due as a matter of law. Because the Company believes that the trial court's judgment is in error, the Company perfected an appeal of the judgment on August 9, 1999. The Company intends to vigorously prosecute the appeal, and believes, with its legal counsel, that a reversal of the judgment is more likely than not to occur. Such an appeal could, however, require Bellwether to secure a bond in the amount of up to the full amount of the judgment, although it is more likely Bellwether's bonding obligation will be in the $3.5 million range.

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

The Company invested $24.8 million in oil and gas properties for the six months ended June 30, 1999 versus $23.7 million for the same period in 1998. The 1999 period included a net expenditure of $13.2 million on June 30, 1999 to acquire producing oil and gas properties in the Gulf of Mexico. The results for the three and six month periods do not include any revenue, production costs or expenses relative to these properties. Cash flows from operations before changes in assets and liabilities were $9.7 million for the six months ended June 30, 1999 compared to $17.1 million provided by operating activities in the same period of 1998. At June 30, 1999, the Company had $38.6 million of available debt capacity under the Senior Credit Facility.

1999 CAPITAL EXPENDITURES

During 1999, the Company anticipates investing approximately $45.0 million, primarily for development and exploratory drilling activities, leasehold and seismic acquisitions and the producing property acquisition discussed above.
The Company believes its cash flow provided by operating activities and borrowings under its credit facilities will be sufficient to meet these projected capital investments (See Note 3 of the Notes to Condensed Consolidated Financial Statements). The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

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

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OIL AND GAS PROPERTY ACCOUNTING

The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. Due to declines in oil and gas prices at year end, and to a lesser extent, downward revisions in estimated proved reserves, the Company recorded a $73.9 million pretax impairment charge in the fiscal year ended December 31, 1998. No such charges to operations were required during the six month periods ending June 30, 1999 or 1998.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company for the periods presented:

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                  ----------------------------------------------------
                                                         1999         1998         1999         1998
                                                  ----------------------------------------------------
Production:
  Oil and condensate (MBBLs)......................          501          605        1,021        1,177
  Natural gas (MMCF)..............................        4,196        6,025        8,981       11,756

Average sales price: (1)
  Oil and condensate (per BBL)....................       $13.56       $11.29       $11.42      $ 11.93
  Natural gas  (per MCF)..........................       $ 2.11       $ 2.17       $ 1.86      $  2.10

Average costs:
  Production expenses (per MCFE)..................       $  .70       $  .70       $  .70      $   .69
  General and administrative expense
     (per MCFE)...................................       $  .20       $  .21       $  .19      $   .25
  Depreciation, depletion and amortization
     (per MCFE)(2)................................       $  .76       $  .90       $  .65      $   .90

(1) Average sales prices exclude the effect of hedges, which decreased revenues by $1,631,000 and $1,643,000 in the three and six month periods in 1999, and increased revenues by $438,000 and $962,000 in the three and six month periods in 1998.
(2) Excludes depreciation, depletion and amortization on gas plants and other assets of $310,000 and $616,000 in the three and six month periods in 1999, and of $102,000 and $561,000 in the three and six month periods ended in 1998.

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Net income for the quarters ended June 30, 1999 and 1998 was $123,000 or $.01 per share, and $247,000 or $.02 per share, respectively. While oil and gas revenues were approximately 31% lower in the quarter ended June 30, 1999, expenses were, likewise, lower by 26% as compared to the quarter ended June 30, 1998.

Oil and gas revenues for the three months ended June 30, 1999 were $14.0 million, as compared to $20.3 million for the respective period in 1998. The 31% decrease in oil and gas revenues is primarily due to the decline in oil and gas production. Production volumes reflect normal declines from primarily the offshore Gulf of Mexico properties. Oil production was down 17% compared to the same quarter of 1998 with 501,000 and 605,000 barrels for the three month periods ended June 30, 1999 and 1998, respectively. Gas production was down 30% compared to the same quarter of 1998 with 4,196 and 6,025 million cubic feet
(MMcf) for the three month periods ended June 30, 1999 and 1998, respectively.

Oil prices averaged $13.56 per barrel in the three month period ended June 30,
1999 as compared to $11.29 per barrel in the comparable period of 1998.   Gas
prices averaged $2.11 per mcf in the three month period ended June 30, 1999 as compared to $2.17 per mcf in the comparable period of 1998. This represents a 3% decline in gas prices. Oil and gas hedges in place in 1998 resulted in $438,000 of additional oil and gas revenues in the period ended June 30, 1998 while a decrease in oil and gas revenues of $1,631,000 was reflected in the same period of 1999.

Net gas plant operating profit was $254,000 in the three months ended June 30, 1999 and $321,000 in the same period of 1998. While throughput volumes were slightly down in 1999 as compared to 1998, liquid prices were slightly higher in 1999 resulting in gas plant revenues in 1999 comparable to gas plant revenues in 1998. Gas plant expenses were approximately 22% higher in the three month period ended June 30, 1999 versus the three month period ended June 30, 1998. The increase was due to increased chemical and labor costs attributable to the amine unit. The amine unit problems have been successfully resolved and expenses should be lower in the next quarter.

Interest and other income increased from $326,000 for the three months ended June 30, 1998 to $986,000 for the three months ended June 30, 1999 primarily as a result of the receipt of take or pay revenue contract settlements.

Production expenses for the three months ended June 30, 1999 totaled $5.0 million, or 26% below the $6.8 million for the three months June 30, 1998. The decrease results from certain uneconomical properties being abandoned and the declining production in the Gulf of Mexico properties mentioned above. On an Mcf equivalency basis (Mcfe), production expenses of $.70 per Mcfe for the quarter ended June 30, 1999 were flat as compared to quarter ended June 30, 1998.

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation, depletion and amortization was $5.8 million for the three months ended June 30, 1999 and $8.8 million for the three month period ended June 30, 1998. The decline resulted from the $73.9 million impairment charge made at December 31, 1998 as well as decreased production volumes. Depreciation, depletion and amortization per Mcfe has declined from $.90 per Mcfe in 1998 to $.76 per Mcfe in 1999.

General and administrative expenses totaled $1.5 million in the three months ended June 30, 1999 as compared to $2.0 million for the comparable period of
fiscal 1998.   A decrease in outsourcing costs from $1.0 million to $.5 million
was the major contribution to the decline.   The Company is charged a management
fee under its current outsourcing contract which is based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge described above, the Company's total assets and resulting percentage of such assets was reduced. On an Mcfe basis, general and administrative expenses were $.20 per Mcfe in the period ended June 30, 1999 and $.21 per Mcfe in the period ended June 30, 1998.

Interest expense remained relatively flat at $2.9 million for the three months ended June 30, 1999 and $3.0 million in the same period of 1998 even though the Company had higher average balances outstanding in 1999. Savings of $301,000 realized as an interest rate swap accounted for the decline.

The provision for federal and state income taxes for the three months ended June 30, 1999 and 1998 are based upon a 0% and 38% effective tax rate, respectively. No tax has been recorded in 1999 due to the adjustment to the Company's tax valuation allowance for the current periods' net income from operations.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net loss for the six months ended June 30, 1999 and 1998 was $1.2 million or $.08 per share, and $.1 million or $.01 per share, respectively. The increased loss is due to lower oil and gas prices in the first quarter of 1999 and lower oil and gas production as compared to the six months ended June 30, 1998.

Oil and gas revenues for the six months ended June 30, 1999 were $26.8 million, as compared to $39.7 million for the respective period in 1998. The 33% decrease in oil and gas revenues is partially due to the decline in oil and gas prices in the first quarter. Oil prices averaged $11.42 per barrel in the six month period ended June 30, 1999 as compared to $11.93 per barrel in the comparable period of 1998. Gas prices averaged $1.86 per mcf in the six month period ended June 30, 1999 as compared to $2.10 per mcf in the comparable period of 1998. Oil and gas hedges in place in 1998 resulted in $962,000 of additional oil and gas revenues in the period ended June 30, 1998 while a decrease in revenues of $1,643,000 was reflected in the same period of 1999.

Production volumes reflect normal declines from primarily the offshore Gulf of Mexico properties. Oil production was down 13% compared to the same quarter of 1998 with 1,021,000 and 1,177,000 barrels for the six month periods ended
June 30, 1999 and 1998, respectively. Gas production was down 24% compared to the same period of 1998 with 8,981 MMcf and 11,756 MMcf for the six month periods ended June 30, 1999 and 1998, respectively.

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net gas plant operating profit was $475,000 in the six months ended June 30, 1999 and $547,000 in the same period of 1998. Lower average natural gas liquid prices in 1999 as compared to 1998 was the reason for the decrease in net gas plant operating profit.

Interest and other income increased from $.5 million at June 30, 1998 to $1.3 million at June 30, 1999 primarily as a result of the receipt of take or pay revenue contract settlements.

Production expenses for the six months ended June 30, 1999 totaled $10.6 million, or 18% below the $12.9 million for the six months June 30, 1998. The decrease results from certain uneconomical properties being abandoned and the declining production in the Gulf of Mexico properties mentioned above. On an Mcfe basis, production expenses of $.70 per Mcfe for the six months ended June 30, 1999 were almost flat as compared to production expenses of $.69 per Mcfe for the six months ended June 30, 1998. The decreased oil and gas volumes mentioned above resulted in the increased production costs on an equivalency basis.

Depreciation, depletion and amortization was $10.4 million for the six months ended June 30, 1999 and $17.6 million for the six month period ended June 30, 1998. The decline resulted from the $73.9 million impairment charge made at December 31, 1998 as well as decreased production volumes. Depreciation, depletion and amortization per Mcfe has declined from $.90 per Mcfe in 1998 to $.65 per Mcfe in 1999.

General and administrative expenses totaled $2.9 million in the six months ended June 30, 1999 as compared to $4.6 million for the comparable period of fiscal
1998.   A decrease in outsourcing costs from $2.3 million to $1.1 million was
the major contribution to the decline.   The Company is charged a management fee
under its current outsourcing contract which is based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge described above, the Company's total assets and resulting percentage of such assets was reduced. Additionally, the 1998 period included costs related to the closing of the Company's Dallas exploration office in March 1998 and certain transition costs related to the change of the Company's 1997 fiscal year. On an Mcfe basis, general and administrative expenses were $.19 per Mcfe in the period ended June 30, 1999 and $.25 per Mcfe in the period ended June 30, 1998.

Interest expense remained relatively flat at $5.7 million for the six months ended June 30, 1999 and $6.0 million in the same period of 1998 even though the Company had higher average balances outstanding in 1999. Savings of $482,000 realized as an interest rate swap accounted for the decline.

The provision for federal and state income taxes for the six months ended June 30, 1999 and 1998 are based upon a 0% and 36% effective tax rate, respectively. No tax accrual has been made in 1999 because of an increase in the Company's tax valuation allowance for the benefit for the current period's net loss from operations.

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SUBSEQUENT EVENTS

In late July, the Board of Directors formed an Office of the Chief Executive to oversee the day-to-day running of the Company's operations. Directors J.P. Bryan and Townes Pressler will constitute the Office of the Chief Executive. Mr. Bryan will serve as Chairman and CEO and, with Mr. Pressler, will be actively involved in the daily direction and operations of the Company until a new CEO can be found. Mr. J. Darby Sere, previously Chairman and CEO and William C. Rankin, previously Senior Vice President and Chief Financial Officer left the Company to pursue other opportunities. The Company will immediately commence a search for a new Chief Financial Officer. Mr. Bryan is Senior Managing Director of and a holder of Common Stock of the parent corporation of Torch Energy Advisors, Inc. ("Torch"). The Company is party to an administrative services agreement with Torch, pursuant to which Torch performs certain administrative functions for the Company, including financial, accounting, legal and technical support.

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

The effects of Y2k are exacerbated by the interdependence of computer and telecommunication systems throughout the world. This interdependence also exists among the Company and its vendors, customers and business partners, as well as with government agencies.

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

The estimated total costs for Y2k readiness have been nominal. It is anticipated that such costs for complete Y2k readiness will continue to be nominal as much of these costs are borne by Torch under the terms of the existing outsourcing agreement. In addition, there have been no material capital expenditures for Y2k and there is not anticipated to be material capital expenditures because most major critical field operations do not have date sensitive equipment.

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

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

5. Test and Implement Solutions. Since April 1998 Torch has been working on a upgrade to its accounting software and is expected to achieve full Y2k compliance by August 1999. In addition, all network and desktop applications used by the Company have been inventoried and are generally Y2k compliant. The costs of all such risk assessments and remediation are borne by Torch under the terms of Bellwether's outsourcing agreements.

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

2. Inventory and Assessment. This step entailed locating all embedded chip technology used in the field operations including safety systems, measurement devices, overflow valves, SCADA systems and other field processes that are date-or-time-sensitive. It is estimated that there are less than a hundred embedded components residing in the computer systems within Bellwether's operated oil and natural gas fields and processing plants. During the assessment stage a list of assets to be tested was assembled. Consideration was given to 1) issues of health and safety, 2) environmental concerns, 3) economic factors and 4) other business risks as appropriate. Vendors and manufacturers have been contacted as well as product research through the Internet and the use of peer group company shared information. To date, the majority of embedded components researched have been deemed either date-insensitive or Y2k compliant. However, the complexity of embedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system. Now that the component level evaluation is substantially complete, a broader evaluation at the system level has commenced. Bellwether anticipates that the system level evaluation will be completed by the end of the third quarter 1999.

3. Identification. The failure to identify and correct a material Y2k problem could result in outcomes ranging from errors in data reporting to curtailments or shutdowns in production or discharges of materials onto the environment. The Company prioritized the remediation of embedded components and systems which are either known to be Y2k non-compliant or which have higher risk of Y2k failures.

                        BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   To assist in this effort, Bellwether and Torch retained consultants knowledgeable and experienced in the assessment of Y2k issues impacting field operations. Bellwether gave extremely high priority to the remediation of any situation that could impact employee health and safety or environmental security. The cost of the assessment was not material to Bellwether's financial results. Despite these efforts, it is possible that there will be production disruptions or other Y2k related problems associated with Y2k non-compliance. Depending on the magnitude of any such disruptions or other problems, and the time and cost required to correct them, such failures could materially and adversely impact the Company's results of operations, liquidity and financial condition.

4. Identify/Approve Solutions. Based upon the assessment of field systems, regarding compliance or non-compliance, solutions were determined. These potential solutions included 1) fix or replace non-compliant items, 2) buy patches or replacement items, 3) develop workarounds, 4) identify alternative automated processes, 5) design manual procedures and 6) develop business continuity plans for specific items or systems.

5. Test and Implement Solutions. Once identified, assessed and prioritized, Bellwether is continuing to test, upgrade and certify those embedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance. It is important to note that in some circumstances, the procedures used to test embedded components for Y2k compliance themselves pose a risk of damaging the component or corrupting the system. Accordingly, there may be situations in which a decision not to test may be deemed the most prudent.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, legal proceedings, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, gas plant operations and the effect of gas balancing and the Year 2000 problem, are forward-looking statements. There can be no assurances that such forward looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                        BELLWETHER EXPLORATION COMPANY

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

Since year end 1998, the Company has entered into two contracts which establish a maximum and minimum sales price ("collar"). The first establishes a collar for 30,000 MMBTU per day for July 1, 1999 through October 31, 1999 with a floor NYMEX quoted price of $2.20 per MMBTU and a ceiling NYMEX quoted price of $2.61 per MMBTU, and the second establishes a collar for 15,000 MMBTU per day for November 1, 1999 through March 31, 2000 with a floor NYMEX quoted price of $2.40 per MMBTU and a ceiling NYMEX quoted price of $3.10 per MMBTU. In addition, the Company has current contracts to hedge a total of 368 MBBLS of oil during the months of July through September 1999 at a weighted average NYMEX quoted price of $15.58 per barrel. The fair value at June 30, 1999 of these swap agreements was a loss of $1,171,000. A 10% change in prices would result in approximately $700,000 change in the loss.

                        BELLWETHER EXPLORATION COMPANY

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              The Company is a defendant in Cause No. C-4417-96-G, A.R. Guerra, et al. v. Eastern Exploration, Inc., et al., in the 370th Judicial District Court of Hidalgo County, Texas. On May 11, 1999, the trial court granted plaintiffs' Motion for Summary Judgment and denied defendants' Motions for Summary Judgment. The Company was not notified of the trial court's judgment until May 18, 1999.
              The trial court awarded plaintiffs in excess of $5.8 million in damages plus interest. The Company has a 75% interest in the leases made the subject of the lawsuit, but the judgment is joint and several against all defendants.

              The majority of the damages awarded to plaintiffs consist of compensatory royalties assessed under a compensatory royalty clause in plaintiffs' 648-acre oil and gas lease. Defendants contend that the unambiguous meaning of the compensatory royalty clause is that, if a well is drilled within 1,200 feet of the 648-acre lease, lessee must either commence an offset well within 120 days of the offending well, or commence payment of compensatory royalties within 120 days of the offending well calculated on production from the well or wells drilled within 1,200 feet.

              Plaintiffs contend that the unambiguous meaning of the compensatory royalty clause is that (1) lessees duties under the clause were expanded to the entirety of the gas unit within which plaintiffs' 648-acre lease is located; (2) if a well is drilled within 1,200 feet of the gas unit in which plaintiffs' 648-acre lease is located, the compensatory royalty provisions are merely "triggered"; (3) once the compensatory royalty provisions are triggered, lessee has a retroactive duty to commence an offset well or commence payment of compensatory royalties within 120 days of the first well drilled in the common field or reservoir underlying plaintiffs' 648-acre lease, regardless of when that first well was drilled and regardless of whether that first well is more than 1,200 feet away from either the gas unit or the 648-acre lease. Plaintiffs claim that the compensatory royalty provisions were triggered when a well was allegedly drilled within 1,200 feet of the gas unit within which plaintiffs' 648-acre lease is located. Because defendants could not go back in time and commence an offset well within 120 days of the first well that was allegedly drilled in the common field or reservoir underlying plaintiffs' 648-acre lease, defendants had to go back in time and commence payment of compensatory royalties calculated on all wells allegedly drilled in the common field or reservoir. In granting plaintiffs' Motion for Summary Judgement, the trial court adopted this interpretation of the clause.

              The Company believes that the trial court's judgment is in error for the following reasons, among others: (1) plaintiffs interpretation is unreasonable as a matter of law; (2) the duties under the compensatory royalty clause did not expand to the entirety of the unit, and because it is undisputed that no well was ever drilled within 1,200 feet of

                        BELLWETHER EXPLORATION COMPANY
              plaintiffs' 648-acre lease, lessees' duties under the compensatory royalty clause never came into effect as a matter of law; and (3) even if the duties under the compensatory royalty clause did expand to the entirety of the unit, defendants timely drilled an offset well within 120 days of the well that was allegedly drilled within 1,200 feet of the gas unit in which plaintiffs' 648-acre lease is located, and therefore no compensatory royalties are due as a matter of law. Because the Company believes that the trial court's judgment is in error, the Company perfected an appeal of the judgment on August 9, 1999. The Company intends to vigorously prosecute the appeal, and believes, with its legal counsel, that a reversal of the judgment is more likely than not to occur. Such an appeal could, however, require Bellwether to secure a bond in the amount of up to the full amount of the judgment, although it is more likely Bellwether's bonding obligation will be in the $3.5 million range.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              A Proxy statement was sent to all shareholders of record as of April 13, 1999 for the following matters which were voted on at the annual meeting of shareholders held on May 28, 1999:

              1. J.P. Bryan, Habib Kairouz, A.K. McLanahan, Vincent H. Buckley, Dr. Jack Birks, and Townes Pressler were elected as directors with 12,201,094 shares voting in favor, 92,561 shares abstaining and no shares voting against. J. Darby Sere was elected with 12,201,077 shares voting in favor, 92,578 abstaining and no shares voting against.

              No other matters were brought up at the meeting.

              A copy of the Proxy Statement was filed with the Securities and Exchange Commission on April 23, 1999 and is incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

              None.

                        BELLWETHER EXPLORATION COMPANY

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits.
                  The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                    10.15  Purchase and Sale Agreement dated June 11, 1999
                           between Bellwether Exploration Company as Buyer and
                           Energen Resources MAQ, Inc. as Seller - Included
                           herewith
                    10.16  Separation contract dated August 9, 1999 between the
                           Company and J. Darby Sere - Included herewith
                    10.17  Separation contract dated August 9, 1999 between the
                           Company and William C. Rankin - Included herewith
                    21.1   Subsidiaries of Bellwether Exploration Company -
                           Included herewith
                    27     Financial Data Schedule - Included herewith

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

                             BELLWETHER EXPLORATION COMPANY
                             ------------------------------
                                      (Registrant)


Date: August 13, 1999        By: /s/ J.P. Bryan
                                 --------------------------
                                 J.P. Bryan
                                 Chairman and Chief Executive Officer


Date: August 13, 1999        By: /s/ J.P. Bryan
                                 --------------------------
                                 J.P. Bryan
                                 Chief Financial Officer