Form 10-Q
period 1999-09-30
BELLWETHER EXPLORATION CO
filed 1999-11-12
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q

(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
__________                    Exchange Act of 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      or

___________ Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

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

As of November 6, 1999, 13,853,791 shares of common stock of Bellwether Exploration Company were outstanding.

                        BELLWETHER EXPLORATION COMPANY

                                     INDEX


PART I.  FINANCIAL INFORMATION                                                       Page
  ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets:
              September 30, 1999 (Unaudited) and December 31, 1998.............       3
           Condensed Consolidated Statements of Operations (Unaudited):
              Three months and nine months ended September 30, 1999 and 1998...       5
           Condensed Consolidated Statements of Cash Flows (Unaudited):
              Nine months ended September 30, 1999 and 1998....................       6
           Notes to Condensed Consolidated Financial Statements (Unaudited)....       8

  ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................      14

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........      25

PART II.  OTHER INFORMATION....................................................      26

                        PART I.  FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS


                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                     ASSETS
                                     ------

                                                           September 30,    December 31,
                                                               1999             1998
                                                           ------------     ------------
                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents..............................       $   2,234        $      10
Accounts receivable and accrued revenues...............          18,865           16,455
Prepaid expenses and other.............................           1,410            1,719
                                                              ---------        ---------
 Total current assets..................................          22,509           18,184
                                                              ---------        ---------
PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost method)..............         322,426          289,231
Gas plant facilities...................................          17,549           17,406
                                                              ---------        ---------
                                                                339,975          306,637
Accumulated depreciation, depletion and amortization...        (218,406)        (198,421)
                                                              ---------        ---------
                                                                121,569          108,216
                                                              ---------        ---------
OTHER ASSETS...........................................           4,605            4,796
                                                              ---------        ---------
                                                              $ 148,683        $ 131,196
                                                              =========        =========



     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (Amounts in thousands, except share information)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                     September 30,      December 31,
                                                                          1999              1998
                                                                     -------------     -------------
                                                                      (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.......................          $ 17,128          $ 11,982
Due to related parties.........................................               126               125
                                                                         --------          --------
 Total current liabilities.....................................            17,254            12,107
                                                                         --------          --------

LONG-TERM DEBT.................................................           117,900           104,400

OTHER LIABILITIES..............................................               200               200

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
 none issued or outstanding at September 30, 1999 and
 December 31, 1998.............................................               ---               ---
Common stock, $0.01 par value, 30,000,000 shares authorized,
 13,853,791 and 13,853,991 shares issued at
 September 30, 1999 and December 31, 1998, respectively........               142               142
Additional paid-in capital.....................................            80,442            80,442
Accumulated deficit............................................           (65,350)          (64,191)
Treasury stock, at cost, 311,000 shares........................            (1,905)           (1,904)
                                                                         --------          --------
  Total stockholders' equity...................................            13,329            14,489
                                                                         --------          --------
                                                                         $148,683          $131,196
                                                                         ========          ========



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                       Three Months Ended           Nine Months Ended
                                                         September 30,                September 30,
                                                    -----------------------       ---------------------
                                                      1999           1998          1999           1998
                                                    --------        -------       -------       -------
REVENUES:
 Oil and gas revenues..........................      $17,089        $18,299       $43,840       $58,029
 Gas plant operations, net.....................          432            371           907           918
 Interest and other income.....................          175            364         1,444           877
                                                     -------        -------       -------       -------
                                                      17,696         19,034        46,191        59,824
                                                     -------        -------       -------       -------
COST AND EXPENSES:
 Production expenses...........................        5,426          6,277        16,051        19,170
 Depreciation, depletion and amortization......        6,412          8,057        16,856        25,616
 General and administrative expenses...........        3,320          2,032         6,188         6,640
 Interest expense..............................        3,001          2,951         8,720         8,906
                                                     -------        -------       -------       -------
                                                      18,159         19,317        47,815        60,332
                                                     -------        -------       -------       -------

Income (loss) before income taxes..............         (463)          (283)       (1,624)         (508)

Provision (benefit) for income taxes...........         (465)           (96)         (465)         (176)
                                                     -------        -------       -------       -------
NET INCOME (LOSS)..............................      $     2        $  (187)      $(1,159)      $  (332)
                                                     =======        =======       =======       =======
Net income (loss) per share....................      $   ---        $ (0.01)      $ (0.08)      $ (0.02)
                                                     =======        =======       =======       =======
Net income (loss) per share-diluted............      $   ---        $ (0.01)      $ (0.08)      $ (0.02)
                                                     =======        =======       =======       =======
Weighted average common shares
 outstanding...................................      13,854          14,121        13,854        14,103
                                                     =======        =======       =======       =======
Weighted average common shares outstanding
 -diluted......................................      13,923          14,121        13,854        14,103
                                                     =======        =======       =======       =======


     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          -----------------------
                                                                            1999           1998
                                                                          --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS.............................................................     $ (1,159)      $   (332)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation, depletion and amortization........................       17,471         26,256
     Deferred income taxes...........................................          ---           (787)
                                                                          --------       --------
                                                                            16,312         25,137
Change in assets and liabilities:
 Accounts receivable and accrued revenue.............................       (2,410)         7,390
 Accounts payable and other liabilities..............................        5,146          1,454
 Due from related parties............................................            1          4,963
 Other...............................................................          (93)        (1,724)
                                                                          --------       --------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.....................       18,956         37,220
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of oil and gas properties...............................      (14,739)        (1,136)
 Additions to properties and facilities..............................      (18,714)       (31,738)
 Proceeds from sales of properties...................................        3,222            578
                                                                          --------       --------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES.........................      (30,231)       (32,296)
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings............................................       13,500            ---
 Exercise of stock options...........................................          ---          1,502
 Purchase of treasury shares.........................................           (1)        (1,358)
                                                                          --------       --------
 NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES.....................       13,499            144
                                                                          --------       --------

 Net increase in cash and cash equivalents...........................        2,224          5,068
 Cash and cash equivalents at beginning of period....................           10          2,699
                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................     $  2,234       $  7,767
                                                                          ========       ========



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ----------------------------
                                                                     1999                  1998
                                                                    -------               ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

Cash paid (received) during the period for:
 Interest....................................................        $5,844                $5,639

 Income taxes................................................        $ (437)               $1,412



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 1999 and December 31, 1998, and the results of operations and changes in cash flows for the periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1998 Form 10-K of Bellwether Exploration Company (the "Company") that was filed with the Securities and Exchange Commission on March 22, 1999.

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

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

2.   STOCKHOLDERS' EQUITY

     SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the nine months ended September 30, 1999 and 1998, diluted earnings per common share are not calculated since the issuance or conversion of additional securities would have an antidilutive effect.

 SFAS NO. 128 RECONCILIATION  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                             For the Nine Months Ended                        For the Nine Months Ended
                                                 September 30, 1999                               September 30, 1998
                                   --------------------------------------------      ----------------------------------------------
                                       Loss          Shares           Per Share         Loss            Shares          Per Share
                                   (Numerator)    (Denominator)        Amount        (Numerator)    (Denominator)         Amount
                                   -----------    ------------       ----------      -----------    -------------       ---------
LOSS PER COMMON SHARE:
Loss available to common
 stockholders...................     $1,159           13,854            $.00            $332             14,103           $ .02
                                                                        ====                                              =====

EFFECT OF DILUTIVE SECURITIES:
Options and Warrants............    $  ---               ---                            $---                ---
                                    ------            ------                            ----             ------

LOSS PER COMMON SHARE-DILUTED:
Loss available to common
 stockholders and assumed
 conversions....................     $1,159           13,854            $.00            $332             14,103           $ .02
                                     ======           ======            ====            ====             ======           =====

     Securities that could potentially dilute basic earnings per share in the future, that were not included in the computation of diluted earnings per share because to do so would have been antidilutive are as follows:

                                     For the Periods Ended September 30,
                                 ------------------------------------------
                                   1999 (shares)            1998 (shares)
                                 -----------------       ------------------
Options and Warrants                  31,000                  254,000
                                      ======                  =======

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of September 30, 1999, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

3.   LONG TERM DEBT

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which currently has a borrowing base of $55.0 million and a maturity date of November 5, 2003. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 1.0% to LIBOR plus 1.75% based upon the borrowing base usage. As of September 30, 1999 there were $17.9 million borrowings outstanding under the Senior Credit Facility.

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

     Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from October 1, 1999 to April 1, 2000 is 9.64%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.875% thereafter.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. " This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. As amended, this statement is effective for fiscal quarters beginning after January 1, 2001. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations.

5.   NATURAL GAS AND CRUDE OIL HEDGING

     Oil and gas revenues decreased $2,576,000 and $4,220,000 in the three and nine months ended September 30, 1999, respectively, and increased $1,877,000 and $2,840,000 in the three and nine months ended September 30, 1998, respectively, as a result of hedging activity.

     The following tables detail the Company's hedges of future production which were in place at September 30, 1999.

Oil Hedges
----------

                                                                                       NYMEX         NYMEX
                                            BBLS                                       Price         Price
                Period                    per Day        Total BBLS       Type         Floor        Ceiling
                ------                  ------------   --------------   ---------   -----------   -----------
October 1999 to December 1999                2,000          184,000      Collar        $19.00        $23.70
January 2000 to March 2000                   2,000          182,000      Collar        $19.00        $21.75

Gas Hedges
----------
                                                                                       NYMEX         NYMEX
                                           MMBTU           Total                       Price         Price
                Period                    per Day          MMBTU          Type         Floor        Ceiling
                ------                  ------------   --------------   ---------   -----------   -----------
October 1999                                30,000          930,000      Collar        $ 2.20        $ 2.61
November 1999 to March 2000                 15,000        2,280,000      Collar        $ 2.40        $ 3.10
November 1999 to March 2000                 15,000        2,280,000      Collar*       $ 3.00        $ 3.55
April 2000 to October 2000                  15,000        3,210,000      Collar        $ 2.30        $ 2.87
November 2000 to December 2000              20,000        1,220,000      Collar        $ 2.40        $ 3.40
April 2001 to October 2001                  20,000        4,280,000      Collar        $ 2.40        $ 2.95

  The fair value at September 30, 1999 of these swap agreements was a gain of $13,100.

---------
* This agreement includes a put at $2.40 per mcf.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

6.   LEGAL PROCEEDING

     The Company is a defendant in Cause No. C-4417-96-G, A.R. Guerra, et al. v. Eastern Exploration, Inc., et al., in the 370th Judicial District Court of Hidalgo County, Texas. On May 11, 1999, the trial court granted plaintiffs' Motion for Summary Judgment and denied defendants' Motions for Summary Judgment. The Company was notified of the trial court's judgment May 18, 1999. The trial court awarded plaintiffs in excess of $5.8 million in damages plus interest. The Company has a 75% interest in the leases made the subject of the lawsuit, but the judgment is joint and several against all defendants.

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

     The Company believes that the trial court's judgment is in error for the following reasons, among others: (1) plaintiffs interpretation is unreasonable as a matter of law; (2) the duties under the compensatory royalty clause did not expand to the entirety of the unit, and because it is undisputed that no well was ever drilled within 1,200 feet of plaintiffs' 648-acre lease, lessees' duties under the compensatory royalty clause never came into effect as a matter of law; and (3) even if the duties under the compensatory royalty clause did expand to the entirety of the unit, defendants timely drilled an offset well within 120 days of the well that was allegedly drilled within 1,200 feet of the gas unit in which plaintiffs' 648-acre lease is located, and therefore no compensatory royalties are

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

     due as a matter of law. Because the Company believes that the trial court's judgment is in error, the Company perfected an appeal of the judgment on August 9, 1999. The Company intends to vigorously prosecute the appeal, and believes, with its legal counsel, that a reversal of the judgment is more likely than not to occur. Such an appeal could, however, require Bellwether to secure a bond in the amount of up to the full amount of the judgment, although it is more likely Bellwether's bonding obligation will be in the $3.5 million range. The parties attempted to mediate the dispute in October 1999. Following day-long negotiations, the parties temporarily ceased negotiations. Bellwether will vigorously prosecute the appeal, and believes, with its legal counsel, that a reversal of the judgment is more likely than not to occur. Bellwether has accrued for the anticipated costs associated with the matter.

7.   RELATED PARTY TRANSACTIONS

     Director Mr. J.P. Bryan was elected Chairman and Chief Executive Officer effective August 2, 1999. Mr. Bryan is Senior Managing Director of and a holder of Common Stock of the parent corporation of Torch Energy Advisors, Inc. ("Torch"). Mr. Bryan has no involvement in the day to day operations of Torch. The Company is party to an administrative services agreement with Torch, pursuant to which Torch performs certain administrative functions for the Company, including financial, accounting, legal and technical support. During the nine months ended September 30, 1999 and 1998, the Company incurred $1.7 million and $3.2 million, respectively.

     During 1998, in connection with a possible transaction by the Company with Carpatsky Petroleum Company ("Carpatsky"), the Company agreed to guarantee $500,000 of indebtedness of Carpatsky to Torch. The Carpatsky note to Torch went into default in June 1998. Under an agreement effective October 31, 1999, Bellwether paid Torch $565,700 for the guaranty. The Company received in exchange 4.5 million shares of Carpatsky, with a current market value of $550,000 and a warrant to acquire an additional 967,296 common shares. Carpatsky is currently traded on the Alberta Stock Exchange and is subject to normal market fluctuations.

                        BELLWETHER EXPLORATION COMPANY

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Upon the change in management, Bellwether has refocused it's corporate strategy regarding growth in reserves and cash flow from primarily exploration activities to growth through acquisitions and exploitation. The Company will continue to focus on opportunities in West Texas, onshore and offshore Texas/Louisiana Gulf Coast and Latin America. Latin America is a new area of focus where Bellwether will strive to acquire and exploit producing fields. Utilizing an acquisitions approach to growth, Bellwether will expand the number of fields it operates, strive to extend the Company's reserve life and will regularly divest mature properties to enhance financial results. Bellwether's funding of its drilling and acquisition opportunities will be provided by operating cash flows, the sale of non-core assets, bank financing and public sales of debt and equity securities.

The Company invested $33.5 million in oil and gas properties for the nine months ended September 30, 1999 versus $32.9 million for the same period in 1998. The 1999 period included a net expenditure of $13.2 million on June 30, 1999 to acquire producing oil and gas properties in the Gulf of Mexico. The results for the three and nine month periods include revenue, production costs and expenses relative to these properties beginning July 1999. Cash flows from operations before changes in assets and liabilities were $16.3 million for the nine months ended September 30, 1999 compared to $25.1 million in the same period of 1998. At September 30, 1999, the Company had $37.1 million of available debt capacity under the Senior Credit Facility.

1999 CAPITAL EXPENDITURES

During 1999, the Company anticipates investing approximately $54.0 million, primarily for development and exploratory drilling activities, leasehold and seismic acquisitions and the producing property acquisition discussed above.
The Company believes its cash flow provided by operating activities and borrowings under its credit facilities will be sufficient to meet these projected capital investments (See Note 3 of the Notes to Condensed Consolidated Financial Statements). The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

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

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OIL AND GAS PROPERTY ACCOUNTING

The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. Due to declines in oil and gas prices at year end, and to a lesser extent, downward revisions in estimated proved reserves, the Company recorded a $73.9 million pretax impairment charge in the fiscal year ended December 31, 1998. No such charges to operations were required during the nine month periods ending September 30, 1999 or 1998.

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company for the periods presented:

                                                         Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                  ----------------------------------------------------
                                                         1999         1998         1999         1998
                                                  ----------------------------------------------------
Production:
  Oil and condensate (MBBLs)......................          510          583        1,531        1,760
  Natural gas (MMCF)..............................        4,630        5,109       13,611       16,865

Average sales price:/(1)/
  Oil and condensate (per BBL)....................       $15.80       $11.52      $ 12.88      $ 11.80
  Natural gas  (per MCF)..........................       $ 2.51       $ 1.90      $  2.08      $  2.04

Average costs:
  Production expenses (per BOE)...................       $ 4.23       $ 4.38      $  4.22      $  4.19
  General and administrative expense
     (per BOE)....................................       $ 2.59       $ 1.42      $  1.63      $  1.45
  Depreciation, depletion and amortization
     (per BOE)/(2)/...............................       $ 4.75       $ 5.42      $  4.19      $  5.42

(1) Average sales prices exclude the effect of hedges, which decreased revenues by $2,576,000 and $4,220,000 in the three and nine month periods in 1999, respectively, and increased revenues by $1,877,000 and $2,840,000 in the three and nine month periods in 1998, respectively.
(2) Excludes depreciation, depletion and amortization on gas plants and other assets of $318,000 and $934,000 in the three and nine month periods in 1999, respectively, and of $221,000 and $663,000 in the three and nine month periods ended in 1998, respectively.

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net income for the quarter ended September 30, 1999 was $2,000 or $0.00 per share, while the quarter ended September 30, 1998 reflected a loss of $187,000 or $.01 per share, respectively. While oil and gas revenues were approximately 7% lower in the quarter ended September 30, 1999, expenses were, likewise, lower by 6% as compared to the quarter ended September 30, 1998.

Oil and gas revenues for the three months ended September 30, 1999 were $17.1 million, as compared to $18.3 million for the 1998 period. The 7% decrease in oil and gas revenues is primarily due to the decline in oil and gas production. Production volumes reflect a 5.9 million cubic feet per day (MMcf/d) decrease in production from the Cove field caused by weather and maintenance delays from mid-August through the end of September. In addition, the Company experienced production declines in the Ship Shoal complex, located in the Gulf of Mexico; however, the Company believes that through an aggressive workover and development program, production declines can be improved significantly. Oil production was down 12% compared to the same quarter of 1998 with 510,000 and 583,000 barrels for the three month periods ended September 30, 1999 and 1998, respectively. Gas production was down 9% compared to the same quarter of 1998 with 4,630 and 5,109 million cubic feet (MMcf) for the three month periods ended September 30, 1999 and 1998, respectively.

Oil prices averaged $15.80 per barrel in the three month period ended September 30, 1999 as compared to $11.52 per barrel in the comparable period of 1998.
Gas prices averaged $2.51 per mcf in the three month period ended September 30, 1999 as compared to $1.90 per mcf in the comparable period of 1998. This represents a 32% increase in gas prices and a 37% increase in oil prices. Oil and gas hedges in place in 1998 resulted in $1.9 million of additional oil and gas revenues in the period ended September 30, 1998 while a decrease in oil and gas revenues of $2.6 million was reflected in the same period of 1999.

Net gas plant operating profit was $432,000 in the three months ended September 30, 1999 and $371,000 in the same period of 1998. While throughput volumes were down moderately in 1999 as compared to 1998, liquid prices were significantly higher in 1999 resulting in higher gas plant revenues in 1999 as compared to 1998.

Interest and other income decreased from $364,000 for the three months ended September 30, 1998 to $175,000 for the three months ended September 30, 1999 as a result of lower interest income.

Production expenses for the three months ended September 30, 1999 totaled $5.4 million, or 14% below the $6.3 million for the three months September 30, 1998. The decrease results from certain uneconomical properties being abandoned and the declining production in the Gulf of Mexico properties mentioned above. On a barrel equivalency basis (Boe), production expenses of $4.23 per Boe for the quarter ended September 30, 1999 were 3% lower as compared to $4.38 per Boe for the quarter ended September 30, 1998.

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Depreciation, depletion and amortization was $6.4 million for the three months ended September 30, 1999 and $8.1 million for the three month period ended September 30, 1998. The decline resulted from the $73.9 million impairment charge made at December 31, 1998 as well as decreased production volumes. Depreciation, depletion and amortization per Boe has declined from $5.42 per Boe in 1998 to $4.75 per Boe in 1999.

General and administrative expenses totaled $3.3 million in the three months ended September 30, 1999 as compared to $2.0 million for the comparable period of fiscal 1998. Approximately $1.7 million in severance costs due to the Company's recent management change, offset partially by a decrease in outsourcing costs from $903 million to $616 million, was the major cause of the
increase.   The Company is charged a management fee under its current
outsourcing contract which is based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge described above, the Company's total assets and resulting percentage of such assets was reduced. On a Boe basis, general and administrative expenses were $2.59 per Boe in the period ended September 30, 1999 and $1.42 per Boe in the period ended September 30, 1998.

Interest expense remained relatively flat at $3.0 million for the three months ended September 30, 1999 and 1998 even though the Company had higher average balances outstanding in 1999. Savings of $256,000 realized as an interest rate swap accounted for the comparable result.

A refund of $465,000 on 1998 taxes was received in the third quarter of 1999. The refund resulted from higher than anticipated dry hole and expired lease charges in 1998. No tax has been recorded in 1999 due to the adjustment to the Company's tax valuation allowance for the current period's net income from operations.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net loss for the nine months ended September 30, 1999 and 1998 was $1.2 million or $0.08 per share, and $.3 million or $.02 per share, respectively. The increased loss is due to lower oil and gas prices in the first quarter of 1999 and lower oil and gas production as compared to the nine months ended September 30, 1998.

Oil and gas revenues for the nine months ended September 30, 1999 were $43.8 million, as compared to $58.0 million for the respective period in 1998. The 24% decrease in oil and gas revenues is partially due to lower oil and gas prices in the first quarter. Oil prices averaged $12.88 per barrel in the nine month period ended September 30, 1999 as compared to $11.80 per barrel in the comparable period of 1998. Gas prices averaged $2.08 per mcf in the nine month period ended September 30, 1999 as compared to $2.04 per mcf in the comparable period of 1998. Oil and gas hedges in place in 1998 resulted in $2.8 million of additional oil and gas revenues in the period ended September 30, 1998 while a decrease in revenues of $4.2 million was reflected in the same period of 1999.

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Production volumes reflect weather and maintenance delays of six weeks in the third quarter at the Company's Cove field. In addition, the Company has experienced production declines in the Ship Shoal complex, located in the Gulf of Mexico. The Company believes this decline can be improved significantly going forward through an aggressive workover and drilling program in Ship Shoal and in the Company's overall drilling portfolio. Oil production was down 13% compared to the same period of 1998 with 1,531,000 and 1,760,000 barrels for the nine month periods ended September 30, 1999 and 1998, respectively. Gas production was down 19% compared to the same period of 1998 with 13,611 MMcf and 16,865 MMcf for the nine month periods ended September 30, 1999 and 1998, respectively.

Net gas plant operating profit was $907,000 in the nine months ended September 30, 1999 and $918,000 in the same period of 1998.

Interest and other income increased from $.9 million at September 30, 1998 to $1.4 million at September 30, 1999 primarily as a result of the receipt of take or pay revenue contract settlements.

Production expenses for the nine months ended September 30, 1999 totaled $16.1 million, or 16% below the $19.2 million for the nine months September 30, 1998. The decrease results from certain uneconomical properties being abandoned and the declining production in the Gulf of Mexico properties mentioned above. On a Boe basis, production expenses of $4.22 per Boe for the nine months ended September 30, 1999 were almost flat as compared to production expenses of $4.19 per Boe for the nine months ended September 30, 1998. The decreased oil and gas volumes mentioned above resulted in the increased production costs on an equivalency basis.

Depreciation, depletion and amortization was $16.9 million for the nine months ended September 30, 1999 and $25.6 million for the nine month period ended September 30, 1998. The decline resulted from the $73.9 million impairment charge made at December 31, 1998 as well as decreased production volumes. Depreciation, depletion and amortization per Boe has declined from $5.42 per Boe in 1998 to $4.19 per Boe in 1999.

General and administrative expenses totaled $6.2 million in the nine months ended September 30, 1999 as compared to $6.6 million for the comparable period
of fiscal 1998.   A decrease in outsourcing costs from $3.2 million to $1.7
million, partially offset by approximately $1.7 million in severance costs due to the Company's recent management change, was the major contribution to the
decline.   The Company is charged a management fee under its current outsourcing contract which is based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge described above, the Company's total assets and resulting percentage of such assets was reduced. Additionally, the 1998 period included costs related to the closing of the Company's Dallas exploration office in March 1998 and certain transition costs related to the change of the Company's 1997 fiscal year. On a Boe basis, general and administrative expenses were $1.63 per Boe in the period ended September 30, 1999 and $1.45 per Boe in the period ended September 30, 1998.

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense remained relatively flat at $8.7 million for the nine months ended September 30, 1999 and $8.9 million in the same period of 1998 even though the Company had higher average balances outstanding in 1999. Savings of $713,000 realized as an interest rate swap partially accounted for the decline.

A refund of $465,000 on 1998 taxes was received in the third quarter of 1999. The refund resulted from higher than anticipated dry hole and expired lease charges in 1998. No tax accrual has been made in 1999 because of an increase in the Company's tax valuation allowance for the benefit for the current period's net loss from operations.

MANAGEMENT CHANGES

On August 2, 1999, Mr. J. Darby Sere, previously Chairman and CEO, and Mr. William C. Rankin, previously Senior Vice President and Chief Financial Officer, left the Company to pursue other opportunities. Director Mr. J.P. Bryan was elected Chairman and CEO effective August 2, 1999. Mr. Bryan is Senior Managing Director of and a holder of Common Stock of the parent corporation of Torch Energy Advisors, Inc. ("Torch"). Mr. Bryan has no involvement in the day to day operations of Torch. The Company is party to an administrative services agreement with Torch, pursuant to which Torch performs certain administrative functions for the Company, including financial, accounting, legal and technical support. In addition to electing J.P. Bryan Chairman and CEO, the Board of Directors promoted Cliff M. West, Jr. and Robert J. Bensh to Senior Vice President - Exploitation & Exploration and Senior Vice President - Finance, respectively.

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

5. Test and Implement Solutions. Torch has upgraded its accounting software and has achieved full Y2k compliance. In addition, all network and desktop applications used by the Company have been inventoried and are generally Y2k compliant. The costs of all such risk assessments and remediation are borne by Torch under the terms of Bellwether's outsourcing agreements.

6. Contingency Planning. Notwithstanding the foregoing, should there be significant unanticipated disruptions in the Company's financial and administrative systems, a number of accounting processes that are currently automated will need to be performed manually. The Company has contingency arrangements for temporary staffing to accommodate such situations.

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

2. Inventory and Assessment. This step entailed locating all embedded chip technology used in the field operations including safety systems, measurement devices, overflow valves, SCADA systems and other field processes that are date-or-time-sensitive. It is estimated that there are less than a hundred embedded components residing in the computer systems within Bellwether's operated oil and natural gas fields and processing plants. During the assessment stage a list of assets to be tested was assembled. Consideration was given to 1) issues of health and safety, 2) environmental concerns, 3) economic factors and 4) other business risks as appropriate. Vendors and manufacturers have been contacted as well as product research through the Internet and the use of peer group company shared information. To date, the majority of embedded components researched have been deemed either date-insensitive or Y2k compliant. However, the complexity of embedded systems is such that a small minority of non-compliant components, even a single non-compliant component, can corrupt an entire system. The system level evaluation has been completed.

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

5. Test and Implement Solutions. Once identified, assessed and prioritized, Bellwether tested, upgraded and certified those embedded components and systems in field process control units deemed to pose the greatest risk of significant non-compliance. It is important to note that in some circumstances, the procedures used to test embedded components for Y2k compliance themselves pose a risk of damaging the component or corrupting the system. Accordingly, there were situations in which a decision not to test was deemed the most prudent.


   The Company's cost of testing and upgrading its embedded chips was not material due to the number of components and the low cost of such components. In addition, if the Company is not successful and ultimately experiences Y2k related failures, the costs attributable to lost production, damages to facilities and environmental damages may be material. The effort to address the Y2k situation is dynamic and may likely not be fully completed by December 31, 1999.

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

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

5. Test and Implement Solutions. Bellwether is continuing to contact third parties directly and research public documents to ascertain the level of Y2k compliance.

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

SUBSEQUENT EVENTS

During 1998, in connection with a possible transaction by the Company with Carpatsky Petroleum Company ("Carpatsky"), the Company agreed to guarantee $500,000 of indebtedness of Carpatsky to Torch. The Carpatsky note to Torch went into default in June 1998. Under an agreement effective October 31, 1999, Bellwether paid Torch $565,700 for the guaranty. The Company received in exchange 4.5 million shares of Carpatsky, with a current market value of $550,000 and a warrant to acquire an additional 967,296 common shares. Carpatsky is currently traded on the Alberta Stock Exchange and is subject to normal market fluctuations.

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

The following tables detail the Company's hedges of future production which were in place at September 30, 1999.

Oil Hedges
----------

                                                                                        NYMEX          NYMEX
                                            BBLS                                        Price          Price
              Period                      per Day        Total BBLS        Type         Floor         Ceiling
              ------                    ------------   --------------   ----------   -----------   -------------
October 1999 to December 1999               2,000          184,000       Collar        $19.00          $23.70
January 2000 to March 2000                  2,000          182,000       Collar        $19.00          $21.75

Gas Hedges
----------
                                                                                        NYMEX          NYMEX
                                           MMBTU           Total                        Price          Price
              Period                      per Day          MMBTU           Type         Floor         Ceiling
              ------                    ------------   --------------   ----------   -----------   -------------
October 1999                               30,000          930,000       Collar        $ 2.20          $ 2.61
November 1999 to March 2000                15,000        2,280,000       Collar        $ 2.40          $ 3.10
November 1999 to March 2000                15,000        2,280,000       Collar*       $ 3.00          $ 3.55
April 2000 to October 2000                 15,000        3,210,000       Collar        $ 2.30          $ 2.87
November 2000 to December 2000             20,000        1,220,000       Collar        $ 2.40          $ 3.40
April 2001 to October 2001                 20,000        4,280,000       Collar        $ 2.40          $ 2.95


  The fair value at September 30, 1999 of these agreements was a gain of $13,000. A 10% increase in prices would result in a change in fair value of approximately $1.2 million while a decrease in prices would result in a change in fair value of approximately $1 million.

-------------
* This agreement includes a put at $2.40 per mcf.

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

              The Company believes that the trial court's judgment is in error for the following reasons, among others: (1) plaintiffs interpretation is unreasonable as a matter of law; (2) the duties under the compensatory royalty clause did not expand to the entirety of the unit, and because it is undisputed that no well was ever drilled within 1,200 feet of

                        BELLWETHER EXPLORATION COMPANY
              plaintiffs' 648-acre lease, lessees' duties under the compensatory royalty clause never came into effect as a matter of law; and (3) even if the duties under the compensatory royalty clause did expand to the entirety of the unit, defendants timely drilled an offset well within 120 days of the well that was allegedly drilled within 1,200 feet of the gas unit in which plaintiffs' 648-acre lease is located, and therefore no compensatory royalties are due as a matter of law. Because the Company believes that the trial court's judgment is in error, the Company perfected an appeal of the judgment on August 9, 1999. The Company intends to vigorously prosecute the appeal, and believes, with its legal counsel, that a reversal of the judgment is more likely than not to occur. Such an appeal could, however, require Bellwether to secure a bond in the amount of up to the full amount of the judgment, although it is more likely Bellwether's bonding obligation will be in the $3.5 million range. The parties attempted to mediate the dispute in October 1999. Following day-long negotiations, the parties temporarily ceased negotiations. Bellwether will vigorously prosecute the appeal, and believes, with its legal counsel, that a reversal of the judgment is more likely than not to occur. Bellwether has accrued for the anticipated costs associated with the matter.


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

                    10.18  Employment Contract dated August 1, 1999 between the
                           Company and J.P. Bryan - Included herewith
                    21.1   Subsidiaries of Bellwether Exploration Company -
                           Included herewith
                    27     Financial Data Schedule - Included herewith

          b.  Reports on Form 8-K.

                  On September 30, 1999 an 8-K was filed announcing the election of J.P. Bryan as Chairman of the Board and CEO, as well as announcing the promotion of Cliff M. West, Jr. to Senior Vice President - Exploitation and Exploration and Robert J. Bensh to Senior Vice President - Finance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BELLWETHER EXPLORATION COMPANY
                                             (Registrant)


Date:    November 12, 1999           By:   /s/ J.P. Bryan
      ------------------------             ------------------------------------
                                           J.P. Bryan
                                           Chairman and Chief Executive Officer


Date:    November 12, 1999           By:   /s/ Robert J. Bensh
      ------------------------             ------------------------------------
                                           Robert J. Bensh
                                           Chief Financial Officer