Form 10-K405
period 1999-12-31
BELLWETHER EXPLORATION CO
filed 2000-03-24
CIK 319459

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 10, 2000 was approximately $92,691,653.

     As of March 10, 2000, the number of outstanding shares of the registrant's common stock was 13,860,390

     Documents Incorporated by Reference: Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 1999, are incorporated by reference into Part III.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1999

                               TABLE OF CONTENTS



                              PAGE
                                                                                              Number
                                                                                              ------
PART I

 Item 1.  Business.............................................................................    3
 Item 2.  Properties...........................................................................    9
 Item 3.  Legal Proceedings....................................................................   19
 Item 4.  Submission of Matters to a Vote of Security Holders..................................   19

PART II

 Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters............   20
 Item 6.  Selected Financial Data..............................................................   21
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   22
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk...........................   29
 Item 8.  Financial Statements and Supplementary Data..........................................   31
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   62

PART III

 Item 10. Directors and Executive Officers of the Registrant...................................   62
 Item 11. Executive Compensation...............................................................   62
 Item 12. Security Ownership of Certain Beneficial Owners and Management.......................   62
 Item 13. Certain Relationships and Related Transactions.......................................   62

PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................   62

   --                     Signatures

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                                     PART I
Item 1.  Business

Forward Looking Statements

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

General

     Bellwether Exploration Company ("Bellwether" or the "Company") is an independent energy company engaged in the acquisition, exploitation, development, exploration and production of oil and gas properties. The Company's core area of activity is southeastern New Mexico, west Texas, the Texas/Louisiana Gulf Coast, both on and offshore, Latin America and the Ukraine. At December 31, 1999, the Company's estimated net proved reserves, using constant prices which were in effect at such date, totaled 14.7 MMBbl of oil,
2.1 MMBbl of natural gas liquids ("NGL"), and 130 Bcf of natural gas for a total of 38.5 million barrels of oil equivalent ("MBOE"). On an equivalency basis, approximately 56% of the Company's estimated net proved reserves were natural gas and 79% were developed at such date. In addition, the Company has interests in natural gas processing plants in California and West Texas.

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

     In April 1997, the Company acquired oil and gas properties and $13.9 million of working capital from affiliates of Torch ("Partnership Transactions"), for $141.1 million after purchase price adjustments. The Company financed the Partnership Transactions and related fees, with $34.1 million net proceeds of a Common Stock offering, $97.0 million net proceeds of $100.0 million offering of 10 7/8% Senior Subordinated Notes due 2007 (the "Offerings") and advances under a new credit facility ("New Credit Facility" or "Senior Credit Facility"). In addition, as consideration for advisory services, Torch was issued 150,000 shares of the Company's common stock and a warrant, expiring in April 2002, to purchase 100,000 shares of common stock at $9.90 per share. The warrant and shares were valued at $1.5 million and recorded as a cost of the Partnership Transactions.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     In December 1998 Bellwether was the successful bidder for the Charapa field in Ecuador. With the successful bid, the Company was awarded with a contract for production and exploration of crude oil in the Charapa field. The contract provides the Company with approximately 50% of the crude oil produced above the base production curve. The base production curve is defined as the production profile of the crude oil projected by the Ecuadorian government hydrocarbons' subsidiary. Bellwether is also entitled to recoup lease operating expenses associated with the base production. Negotiations with the Ecuadorian government took place throughout 1999 with Bellwether officially taking over operations of the field in January of 2000. Bellwether has committed to a $12 million work program over three years.

     During 1998, in connection with a possible transaction by the Company with Carpatsky Petroleum Company ("Carpatsky"), the Company agreed to guarantee $500,000 of indebtedness of Carpatsky to Torch Energy Advisors Incorporated. ("Torch"). The Carpatsky note to Torch went into default in June 1998. Under an agreement effective October 31, 1999, Bellwether paid Torch $565,700 for the guaranty. The Company received in exchange 4.5 million shares of Carpatsky and a warrant to acquire an additional 967,296 common shares.

     On December 30, 1999 Bellwether purchased 95.45 million preferred shares of Carpatsky Petroleum, Inc. and warrants to acquire 12.5 million common shares for $4 million. The preferred shares are convertible into 50 million Carpatsky common shares (approximately 43% of the Carpatsky's equity), do not carry a preferential dividend and have majority voting rights over Carpatsky. In connection with this investment, Mr. J.P. Bryan, Chairman and Chief Executive Officer of Bellwether became the Chairman and CEO of Carpatsky and three Carpatsky directors retired and were replaced by three Bellwether appointees, giving Bellwether five of the new eight directorships of Carpatsky. Carpatsky conducts oil and gas exploration and production activities in the Republic of Ukraine.

Business Strategy

     The Company is committed to providing outstanding performance in all categories of financial measurement in order to become a significant international exploration and production company. This vision is dictated by the following business strategy:

     Acquire, Exploit and lastly, Explore. The Company believes that acquiring oil and gas reserves is the most effective way to increase shareholder value. Once a property has been acquired, the Company immediately employs and aggressive exploitation program to increase production, reduce operating costs and develop low risk exploration opportunities.

     Emphasize Acquisition of International Properties with Significant Development Upside. The Company focuses on acquisition opportunities in the international arena in an effort to realize significant value in areas that other companies of Bellwether's size are not operating. The Company reviews acquisition opportunities spanning the globe, but focuses particularly in Latin America and Eastern Europe.

     Focus Activities in Core Areas. The Company will enhance its competitive position by focusing its activities within core geographic areas where it has significant existing assets and infrastructure, superior technical expertise and experience, a technical/operational database and demonstrated business know-how. The Company considers the Texas-Louisiana Gulf Coast, both on and offshore, Latin America and Eastern Europe to be its core areas. The Company may seek to establish additional core areas in the future which are complementary to its strategy.

     Contain and Reduce Cost. In order to maintain a competitive cost structure and to increase efficiency, the Company will continuously seek to reduce cost, whether operating, capital or overhead. In this regard the Company outsources certain non-strategic functions. Additionally, the Company will regularly review its property base

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

aggressively exploiting identified opportunities and divesting non-core or lower margin assets and redeploying capital to a higher use.

     Concentrate on High Value Operated Properties. The Company will increase efficiency, establish greater control and enhance economic impact with respect to its activities through concentrating its holdings in a fewer number of higher value properties, a majority of which it will seek to operate. Achievement of this objective will be a principal targeting criteria in the execution of its acquisition and divestiture strategies. Toward this end the Company's exploration program will emphasize internal prospect generation as well as strategic relationships with prospect generators having demonstrated expertise within a particular play type or area of interest.

     Be Technology Driven. The Company will seek to improve its success rates and reduce its finding and operating costs by employing the latest state of the art technology in its exploration, development and operating activities. Its exploration and development program will utilize 3-D seismic evaluation, sophisticated seismic processing and modeling tools and computer aided exploration and development systems. Operationally the Company will employ horizontal drilling, enhanced recovery methods and advanced completion and production techniques.

     Use an Interdisciplinary Approach. The Company utilizes interdisciplinary teams comprised of geologists, geophysicists and engineers in the generation and evaluation of acquisition, exploration and exploitation investment opportunities. Through this approach the Company will maximize the identification and quantification of opportunities and reduce risk through the application of complementary experience, know-how and technology. The Company will target opportunities which offer multiple application of successful concepts and are on trend with and extensions of existing applications of such concepts.

Markets

     Bellwether's ability to market oil and gas from the Company's wells depends upon numerous domestic and international factors beyond the Company's control, including: 1) the extent of domestic production and imports of oil and gas, 2) the proximity of gas production to gas pipelines, 3) the availability of capacity in such pipelines, 4) the demand for oil and gas by utilities and other end users, 5) the availability of alternate fuel sources, 6) the effects of inclement weather, 7) state, federal and international regulation of oil and gas production and 8) federal regulation of gas sold or transported in interstate commerce. No assurances can be given that Bellwether will be able to market all of the oil or gas produced by the Company or that favorable prices can be obtained for the oil and gas Bellwether produces.

     In view of the many uncertainties affecting the supply of and demand for oil, gas and refined petroleum products, the Company is unable to predict future oil and gas prices and demand or the overall effect such prices and demand will have on the Company. The marketing of oil and gas by Bellwether can be affected by a number of factors, which are beyond the Company's control, the exact effects of which cannot be accurately predicted.

     Sales to Torch Co-Energy LLC accounted for approximately 22%, 28% and 22% of fiscal year 1999, 1998 and transition period 1997 revenues, respectively. Sales to Valero Industrial Gas, L.P. accounted for 18.0% of fiscal 1997 revenues. Management of the Company does not believe that the loss of any single customer or contract would materially affect the Company's business. There are no other significant delivery commitments and substantially all of the Company's U.S. oil and gas production is sold at market responsive pricing through a marketing affiliate of Torch. While there is no 1999 production from Bellwether's Ecuadorian or Ukrainian assets, the Ecuador crude oil will be marketed by YPF and the Ukraine crude oil is sold on the spot market into the domestic market. The Company from time to time may enter into crude oil and natural gas price swaps or other similar hedge transactions to reduce its exposure to price fluctuations.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Regulation

     Federal Regulations

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

     The FERC has announced several important transportation-related policy statements and rule changes, including a statement of policy and final rule issued February 25, 2000, concerning alternatives to its traditional cost-of-service rate-making methodology to establish the rates interstate pipelines may charge for their services. The final rule revises FERC's pricing policy and current regulatory framework to improve the efficiency of the market and further enhance competition in natural gas markets.

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

     Federal, State or Indian Leases. In the event the Company conducts operations on federal, state or Indian oil and gas leases, such operations must comply with numerous regulatory restrictions, including various nondiscrimination statutes, and certain of such operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management ("BLM") or, in the case of the Company's Outer Continental Shelf ("OCS") leases in federal waters, Minerals Management Service ("MMS") or other appropriate federal or state agencies. The Company's OCS leases in federal waters are administered by the MMS and require compliance with detailed MMS regulations and orders. The MMS has promulgated regulations implementing restrictions on various production-related activities, including restricting the flaring or venting of natural gas. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations. On March 15, 2000, the MMS issued a final rule effective June , 2000, which amends its regulations governing the calculation of royalties and the valuation of crude oil produced from federal leases. Among other matters, this rule amends the valuation procedure for the sale of federal royalty oil by eliminating posted prices as a measure of value and relying instead on arm's length sales prices and spot market prices as market value indicators. Because the Company sells its production in the spot market and, therefore, pays royalties on production from federal leases, it is not anticipated that this final rule will have any substantial impact on the Company.

     The Mineral Leasing Act of 1920 (the "Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies "similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to the OPA that were enacted in 1996 require owners and operators of offshore facilities that have a worst case oil spill potential of more than 1,000 barrels to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters and $35 million in federal OCS waters, with higher amounts, up to $150 million based upon worst case oil spill discharge volume calculations. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities.

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

ITEM 2.  PROPERTIES

Domestic Properties

     The Company's domestic exploration, development and acquisition activities are focused in nine core areas: Central Gulf of Mexico; Western Gulf of Mexico; West Texas; South Texas; Northwest Texas; Texas Coast; Southwest Louisiana; Oregon; and New Mexico.

     Central Gulf of Mexico - The primary fields in this area are East Cameron, Eugene Island, Ship Shoal, South Marsh Island, West Cameron and South Timbalier blocks in the Gulf of Mexico. All of the blocks are operated by others except East Cameron and Eugene Island 307 which are operated by the Company. The Central Gulf of Mexico core area represents approximately 15% of the Company's total present value of reserves discounted at 10% (NPV10%). The area is comprised of approximately 550 wells of which 163 are producing and have an average working interest of about 20%. The average reserve life is six and a half years.

     Western Gulf of Mexico - The primary fields in this area are Cove, High Island Blocks A-334, A-552 and 71/88 and Matagorda Island Block 605 in the Gulf of Mexico. The Cove field and High Island Block A-552 are Company operated while the other fields are outside operated. The Western Gulf of Mexico core area represents approximately 9% of the Company's NPV10%. The area is comprised of approximately 35 wells of which 14 are producing and have an average working interest of about 40%. The average reserve life is six and a half years.

     West Texas - The primary fields in this area are Waddell Ranch, Gomez, Happy and Brooks/Zan-Zan. All of the fields are outside operated, except the Happy field which the Company operates. The West Texas core area represents approximately 19% of the Company's NPV10%. The area is comprised of approximately 2,200 wells of which 1,400 are producing and have an average working interest of about 25%. The Waddell Ranch field is primarily under waterflood and represents 97% of total and producing wells in this core area. The average working interest for the Waddell Ranch field is about 10% and the field has a reserve life of 40 years. The average reserve life for all the fields in the West Texas core area thirty-five years.

     South Texas - The primary fields in this area are Belle Pepper, La Rica and McAllen Ranch. The Company operates all the fields in this area except for the McAllen Ranch field. The South Texas core area represents approximately 1% of the Company's total present value of 10% reserves. The area is comprised of approximately 30 wells of which 27 are producing. The Belle Pepper and La Rica fields have 100% working interest and the McAllen Ranch field has an average working interest of about 20%. The average reserve life for the South Texas core area is ten years.

     Northwest Texas - The primary fields in this area are Giddings, Rocky Creek, Fort Trinidad and Matterhorn. The Giddings and Matterhorn fields are Company operated while the other fields are outside operated. The Northwest Texas core area represents approximately 6% of the Company's NPV10%. The area is comprised of approximately 200 wells of which 160 are producing and have an average working interest of about 27%. The average reserve life is twenty years.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     Texas Coast - The primary fields in this area are Porter's Creek, which is Company operated, and McFarlan, which is outside operated. The Texas Coast core area represents approximately 4% of the Company's NPV10%. The area is comprised of 18 wells of which 17 are producing and have an average working interest of about 50%. The average reserve life is thirteen years.

     Southwest Louisiana - The primary fields in this area are Second Bayou, which is Company operated, and West Chalkley, which is outside operated. The Southwest Louisiana core area represents approximately 6% of the Company's NPV10%. The area is comprised of 11 wells of which 10 are producing and have an average working interest of about 12%. The average reserve life is nine years.

     Oregon - The only field in this area is the Mist field which is outside operated and has a 50% working interest. The Oregon core area represents approximately 3% of the Company's NPV10%. The area is comprised of 32 wells of which 11 are producing. The average reserve life is fifteen years.

     New Mexico - The primary fields in this area are Lusk, Turkey Track, Crow Flats, Burton Flats and Empire. Currently five wells in the Lusk and Turkey Track fields are operated by the Company and all other wells are outside operated. As more wells are drilled in this core area, the Company will increase its operated areas. The New Mexico core area represents approximately 6% of the Company's NPV10%. The area is comprised of approximately 240 wells of which 230 are producing and have an average working interest of about 38%. The average reserve life is thirty-two years.

     California - The primary field in this area is Point Pedernales which is operated by Nuevo Energy. The California core area represents approximately 2% of the Company's NPV10%. The area is comprised of 22 wells of which 10 are producing and have an average working interest of about 20%. The average reserve life is nine years.

International Properties

     Ecuador - In December 1998 Bellwether was the successful bidder for the Charapa field in Ecuador. Negotiations with the Ecuadorian government took place throughout 1999 with Bellwether officially taking over operations of the field in January of 2000. Bellwether has committed to a $12 million work program over a three year period. Ecuador represents 8% of the Company's NPV 10%. Beginning in 2000, one well will be producing with approximately a 50% interest.

     Ukraine - Bellwether owns an interest in two projects in the Ukraine through its ownership of Carpatsky Petroleum Inc. Carpatsky is developing a natural gas project in the Rudovsko-Chernozovodsky ("RC") field in central Ukraine, and owns an interest in the Bitkov field in western Ukraine. The RC project includes the acquisition and documentation of ownership rights in the RC field sufficient to support financing for development of the field. In addition, Carpatsky is seeking western purchasers for the gas reserves in the field to reduce exposure to default in payment for reserves experienced when gas was sold to Ukrainian purchasers. Bellwether's interest in reserves in the Ukraine were not material to Bellwether on December 31, 1999.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Reserves

     Estimated net proved oil and gas reserves at December 31, 1999 increased approximately 34% from December 31, 1998. This increase was primarily caused by the acquisition of properties in New Mexico and the Gulf of Mexico and increased oil and gas prices. The Company has not filed oil or gas reserve information with any foreign government or Federal authority or agency which contain reserves materially different than those set forth herein.

     The following table sets forth certain information, as of December 31, 1999, which relates to fields which hold approximately 94% of the Company's proved oil and gas reserves:

                                                        Net Production                         Net Proved Reserves
                                           ------------------------------------  ---------------------------------------------
                                           Oil & NGL         Gas                   Oil & NGL         Gas        Oil Equivalent
FIELD                                       (MBBLS)         (MMCF)       MBOE        (MBBLS)        (MMCF)          (MBOE)
-----------------------------------------  ---------      --------      ------     ----------      --------     --------------

Central Gulf of Mexico                       407             3,566       1,002          1,248        25,490          5,496
Western Gulf of Mexico                        67             4,138         757            391        14,137          2,747
West Texas                                   556             1,110         741          6,066        15,419          8,636
South Texas                                    6               815         142             11         3,615            614
Northwest Texas                              232             1,389         464            477        10,255          2,186
Texas Coast                                   14               961         174             91         7,192          1,290
Southwest Louisiana                           64               618         167            394         4,353          1,120
Oregon                                        --               567          94             --         4,008            668
New Mexico                                     2                39           8            310        10,505          2,061
California                                    44                21          48          3,280         1,995          3,613
Ecuador*                                      --                --          --          3,884            --          3,884
Non-Core:
   Robinsons Bend /Blue Creek field           --             1,106         184             --        12,627          2,104
   Lirette field                              10               767         138             17         1,803            318
   Morganza field                              5               569         100             23         2,620            460
   Reddell field                              12               435          84             76         3,474            655
   Carpenter field                            --               291          49             --         2,745            458
   All others                                661             2,573       1,089            512         9,841          2,150
                                           -----------------------------------------------------------------------------------
                                           2,080            18,965       5,241         16,780       130,079         38,460
                                           ===================================================================================

* Such reserves are pursuant to a contract with the Ecuadorian government under which the Company does not own the reserves, but has a contractual right to produce the reserves and receive revenue.

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

Acreage

     The following table sets forth the acres of developed and undeveloped oil and gas properties in which the Company held an interest as of December 31, 1999. Undeveloped acreage is considered to be those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre in the following table refers to the number of acres in which a working interest is owned directly by the Company. The number of net acres is the sum of the fractional ownership of working interests owned directly by the Company in the gross acres expressed as a whole number and percentages thereof. A net acre is deemed to exist when the sum of fractional ownership of working interests in gross acres equals one. All of the acreage is domestic.

                                           Gross       Net
                                         ---------   -------

      Developed Acreage...............     515,493    94,661
      Undeveloped Acreage.............   1,138,200   396,847
                                         ---------   -------
          Total.......................   1,653,693   491,508
                                         =========   =======

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Productive Wells

     The following table sets forth Bellwether's gross and net interests in productive oil and gas wells as of December 31, 1999. Productive wells are defined as producing wells and wells capable of production. All of the wells listed are domestic.

                                   Gross   Net
                                   -----   ---

      Oil Wells.................   1,323   211
      Gas Wells.................     813   160
                                   -----   ---
          Total.................   2,136   371
                                   =====   ===

Production

     The Company's principal production volumes during the fiscal year ended December 31, 1999 were from the states of Louisiana, Texas, Oregon and Alabama, from federal waters in offshore California and from the Gulf of Mexico in federal and state waters.

     Data relating to production volumes, average sales prices, average unit production costs and oil and gas reserve information appear in Note 12 of the Notes to Consolidated Financial Statements - Supplemental Information.

Drilling Activity and Present Activities

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

                                               Exploratory Wells
                                               -----------------
                                      Gross                            Net
                         --------------------------------  ----------------------------
                                          Dry                             Dry
                            Productive   Holes   Total      Productive   Holes   Total
                         --------------------------------  -----------------------------

Fiscal 1997                          3       4       7             .75     .74    1.49
Six Month Transition 1997            2       2       4             .28     .78    1.06
Fiscal 1998                         14       5      19            4.10    1.52    5.62
Fiscal 1999                          8       4      12            3.75    2.04    5.79

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                                                Development Wells
                                                -----------------
                                       Gross                            Net
                          -------------------------------  ----------------------------
                                           Dry                             Dry
                             Productive   Holes   Total      Productive   Holes   Total
                          -------------------------------  -----------------------------
Fiscal 1997                       52       2      54            5.34        .63     5.97
Six Month Transition 1997         30       5      35            2.40       1.19     3.59
Fiscal 1998                       69       4      73            7.53        .52     8.05
Fiscal 1999                       13       2      15            4.39        .14     4.53

The Company had 8 wells in progress as of December 31, 1999.
Gas Plants

     As of December 31, 1999 the Company owned interests in the following gas plants:

                                                                 Fiscal Year 1999
                                                    --------------------------------------
                                                       Capacity    Throughput    Ownership
Facility                State         Operator           MMCFD        MMCFD       Interest
--------               ------         --------      --------------------------------------

                                Nuevo Energy Company
Point Pedernales Gas
 Plant                   CA                                13           4          19.7%

Snyder Gas                      Torch Energy
Plant                    TX     Marketing Inc.             60          14          11.9%

Diamond M-
Sharon Ridge                    Exxon Company,
Gas Plant(1)             TX     U.S.A.                     (1)         (1)           (1)

(1)  The Company has a 32.0% interest in the operations of the former Diamond M-Sharon Ridge Gas Plant.
     This plant was dismantled in December 1993 and the gas is being processed by Snyder Gas Plant pursuant to a processing agreement.

Risk Factors

     Volatility of Oil and Gas Prices and Markets

     Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond the control of the Company. These factors include: 1) weather conditions in the United States, 2) the condition of the United States economy, 3) the actions of the Organization of Petroleum Exporting Countries, 4) governmental regulation, 5) political stability in the Middle East and elsewhere, 6) the foreign supply of oil and gas, 7) the price of foreign imports and 8) the availability of alternate fuel sources. Oil prices were lower in 1998 than in previous years and hit historic lows during the first quarter of 1999, but recovered significantly by year end 1999. Any substantial and extended decline in the price of oil or gas would have an adverse effect on the Company's carrying value of its proved reserves, its borrowing capacity, its ability to obtain additional capital, and its revenues, profitability and cash flows.

     Volatile oil and gas prices make it difficult to estimate the value of producing properties in connection with acquisitions and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


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

     Acquisition Risks

     The Company's rapid growth in recent years has been attributable in significant part to domestic and to a less significant part, to international acquisitions of oil and gas properties. The Company expects to continue to evaluate and, where appropriate, pursue acquisition opportunities on terms management considers favorable to the Company. There can be no assurance that suitable acquisition candidates will be identified in the future, or that the Company will be able to finance such acquisitions on favorable terms. In addition, the Company competes against other companies for acquisitions, and there can be no assurances that the Company will be successful in the acquisition of any material property interests. Further, there can be no assurances that any future acquisitions made by the Company will be integrated successfully into the Company's operations or will achieve desired profitability objectives.

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

     Additionally, significant acquisitions can change the nature of the operations and business of the Company depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than existing properties. While the Company's operations are focused in Texas, Louisiana, Alabama, offshore California, the Gulf of Mexico, Latin America and Ukraine there is no assurance that the Company will not pursue acquisitions or properties located in other geographic areas.

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



     Substantial Capital Requirements

     The Company makes, and will continue to make, substantial capital expenditures for the exploitation, exploration, acquisition and production of oil and gas reserves. Historically, the Company has financed these expenditures primarily with the sale of senior subordinated notes, proceeds from bank borrowings, sales of its Common Stock and cash flow from operations. The Company believes that it will have sufficient cash flows provided by operating activities, the proceeds of equity offerings and borrowings under the Senior Credit Facility to fund planned capital expenditures. If revenues or the Company's borrowing base decrease as a result of lower oil and gas prices, operating difficulties or declines in reserves, the Company may have limited ability to expend the capital necessary to undertake or complete future drilling programs. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements.

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

     Risks of Foreign Operations

     The Company was the successful bidder for a marginal lease in Ecuador in 1998. Contract negotiations with the Ecuadorian government were completed in late 1999 with operations beginning January 2000. In addition, on December 30, 1999, the Company acquired an interest in Carpatsky, which has operations in Ukraine. Ownership of property interests and production operations in Ecuador, Ukraine and in any other areas outside of the United States in which the Company may choose to do business, are subject to the various risks interest in foreign operations. These risks may include, among other things, currency restrictions and exchange rate fluctuations, loss of revenue, property and equipment as a result of hazards such as expropriations, nationalization, war, insurrection and other political risks, risks of increase in taxes and governmental policies governing operations of foreign-based companies

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

and other uncertainties arising out of foreign government sovereignty over the Company's international operations. The Company's international operations may also be adversely affected by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, in the event of a dispute arising from foreign operations, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.

     Carpatsky's activities are focused in the RC field, which has substantial gas reserves. Carpatsky is seeking to acquire and fully document its ownership interests in the RC field. Currently, Carpatsky operates under a joint activities agreement with a state majority owned oil company. The joint activities agreement gives Carpatsky the right to receive proceeds from a portion of the production from the field in exchange for payment of a portion of the costs. The portions of production received and costs paid vary depending on the amount paid by Carpatsky under the joint activities agreement. The joint activities agreement is not currently referred to in the RC field license granted by the government of the Ukraine. In addition, the current license covers only production from a pilot project designed to determine the productive boundaries of the field. Carpatsky is seeking to have the RC field license granted directly to it or to an entity in which it has an ownership interest, and to have the license changed to a development license. No assurances can be made that Carpatsky will be successful in these activities.

     Administrative Services Agreement; Reliance on Torch

     The Company currently has 24 employees. The Company is party to a Master Services Agreement ("MSA") with Torch, pursuant to which Torch performs certain administrative functions for the Company, including financial, accounting, marketing, land, legal and technical support (See Note 4 to the Consolidated Financial Statements). The Company believes that its relationship with Torch provides the Company with access to professional, technical and administrative personnel not otherwise available to a company of its size. Bellwether believes that if the MSA were terminated Bellwether could, over time, hire experienced personnel and acquire the accounting and reporting systems and other assets necessary to replace Torch. However, the unanticipated termination of the MSA could have a material adverse effect upon the Company.

     Conflicts of Interest

     Director, Mr. J. P. Bryan, was elected Chairman and Chief Executive Officer effective August 2, 1999. Mr. Bryan is Senior Managing Director of and a holder of common stock of the parent corporation of Torch. Mr. Bryan has limited involvement in the day to day operations of Torch.

     Torch also renders administrative services to other independent oil and gas companies and may manage or render management or administrative services for other energy companies in the future. These services may include the review and recommendation of potential acquisitions. It is possible that conflicts may occur between Bellwether and these other companies in connection with possible acquisitions or otherwise in connection with the services rendered by Torch. Although the Master Services Agreement provides for procedures to reconcile conflicts of interest between these other companies and the Company, no assurances can be made that such procedures will fully protect the Company from losses which may occur if a conflict between the Company and these other companies arises.

     Estimates of Oil and Gas Reserves

     This document contains estimates of oil and gas reserves owned by the Company, and the future net cash flows attributable to those reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows attributable to such reserves, including factors beyond the control of the Company and the reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to such reserves, is a function of: 1) the available data, 2) assumptions regarding future oil and gas

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

prices and expenditures for future development and exploitation activities, and
3) of engineering and geological interpretation and judgment. Additionally, reserves and future cash flows may be subject to material downward or upward revisions based upon production history, development and exploitation activities and prices of oil and gas. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and the value of cash flows from such reserves may vary significantly from the assumptions and estimates set forth herein. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. In calculating reserves on a gas equivalent basis, oil was converted to gas equivalent at the ratio of one Bbl of oil to six Mcf of gas. While this ratio approximates the energy equivalency of oil to gas on a Btu basis, it may not represent the relative prices received by the Company on the sale of its oil and gas production.

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

ITEM 3.  LEGAL PROCEEDINGS

    The Company was a defendant in Cause No. C-4417-96-G; A.R. Guerra, et al. v. Eastern Exploration, Inc., et al. in the 370th Judicial District Court of Hidalgo County, Texas. On May 11, 1999, the trial court granted plaintiff's Motion of Summary Judgement and denied defendants' Motion of Summary Judgement. The trial court awarded plaintiffs in excess of $5.8 million in damages plus interest. The Company recently settled the case for the sum of $353,500 net to its interest.

          The Company has been named as a defendant in certain lawsuits incidental to its own business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                                    PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock is traded on the NASDAQ National Market (Symbol:
BELW). There were approximately 822 stockholders of record as of March 10, 2000. The Company has not paid dividends on its common stock and does not anticipate the payment of cash dividends in the immediate future as it contemplates that cash flows will be used for continued growth in Company operations. In addition, certain covenants contained in the Company's financing arrangements restrict the payment of dividends (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing Activities and Note 7 of the Notes to Consolidated Financial Statements). The following table sets forth the range of the high and low sales prices, as reported by the NASDAQ for Bellwether common stock for the periods indicated.


                                             Sales Price
                                             -----------
                                         High          Low
                                        ------        -----
  Quarter Ended:
   September 30, 1996.................  $ 6.88         $4.38
   December 31, 1996..................  $ 9.00         $5.63
   March 31, 1997.....................  $11.50         $7.88
   June 30, 1997......................  $10.25         $7.25

   September 30, 1997.................  $15.38         $9.08
   December 31, 1997..................  $14.88         $9.75

   March 31, 1998.....................  $11.13         $7.88
   June 30, 1998......................  $ 9.88         $7.81
   September 30, 1998.................  $ 8.88         $3.81
   December 31, 1998..................  $ 7.69         $4.13

   March 31,1999....................... $ 5.56         $2.69
   June 30, 1999....................... $ 5.75         $3.19
   September 30, 1999.................. $ 6.25         $4.00
   December 31, 1999................... $ 6.19         $3.88

Treasury Stock Repurchases

     In September 1998, the Board of Directors of the Company authorized the open market repurchase of up to $5 million of the Company's common stock during 1998, at times and prices deemed attractive by management. As of December 31, 1999, the Company had repurchased 311,000 shares of common stock in open market transactions, at an average purchase price of $6.13 per share.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data with respect to the Company should be read in conjunction with the Consolidated Financial Statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                                                    Six Month
                            Year Ended          Year Ended       Transition Period
                              Dec.31,             Dec.31,          Ended Dec. 31            Fiscal Years Ended June 30,
                           -------------      --------------     ----------------    ----------------------------------------
                               1999               1998                 1997             1997(1)      1996         1995(2)
                           -------------      -------------      ----------------    ------------  ---------   --------------
Gas revenues..........       $ 41,380           $ 46,461             $ 26,755          $ 24,202       $ 9,856     $ 4,864
Oil revenues..........         26,568             26,756               17,408            14,865         5,810       3,643
Gas plant revenues,
 net..................          1,464              1,203                  804             3,330         3,534       4,627
Interest and other
 income...............          1,335              1,347                  609               363           116          97
                             --------           --------             --------          --------       -------     -------
 Total revenues.......         70,747             75,767               45,576            42,760        19,316      13,231

Production expenses...         21,532             25,381               13,836            11,437         5,317       2,856
General and
 administrative
 expenses.............          7,848              8,459                3,748             4,042         3,013       2,739
Depreciation,
 depletion and
 amortization.........         23,863             39,688               16,352            15,574         8,148       5,269
Impairment expenses...            ---             73,899                  ---               ---           ---         ---
Interest expense......         11,845             11,660                5,978             4,477         1,657       1,245
Provision (benefit)
 for income taxes              (3,154)            (6,069)               2,114             2,585            46           9
Other expenses........            ---                ---                  ---               ---           153         172
                             --------           --------             --------          --------       -------     -------
 Total expenses.......         61,934            153,018               42,028            38,115        18,334      12,290
                             --------          ---------             --------          --------       -------     -------
Net income (loss)            $  8,813          $ (77,251)            $  3,548          $  4,645       $   982     $   941
                             ========          =========             ========          =========      =======     =======
Earnings (loss) per
 commonshare..........       $    .64          $  (5.50)             $   0.26          $   0.46       $  0.11     $  0.12
Earnings (loss) per
 commonshare-diluted..       $    .63          $  (5.50)             $   0.25          $   0.45       $  0.11     $  0.12

Working capital.......       $  3,770          $  6,077              $ 13,964          $ 22,783       $ 5,168     $(1,246)
Long-term debt,
 net  of current             $130,000          $104,400              $100,000          $115,300       $13,048     $18,525
 maturities...........
Stockholders' equity..       $ 23,314          $ 14,489              $ 91,669          $ 87,924       $46,597     $45,447
Total assets..........       $171,761          $131,196              $214,757          $222,648       $67,225     $74,650

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

  The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized in a "full cost pool" as incurred. Oil and gas properties in the pool, plus estimated future expenditures to develop proved reserves and future abandonment, site reclamation and dismantlement costs, are depleted and charged to operations using the unit of production method based on the ratio of current production to total proved recoverable oil and gas reserves. To the extent that such capitalized costs (net of depreciation, depletion and amortization) exceed the discounted future net revenues on an after-tax basis of estimated proved oil and gas reserves, such excess costs are charged to operations. Once incurred, the writedown of oil and gas properties is not reversible at a later date even if oil and gas prices increase. Sharp declines in oil and gas prices, including further gas price decline subsequent to year end, and to a lesser extent, downward revision in estimated proved reserves resulted in a $73.9 million pretax impairment charge ($71.6 million after tax), in the fiscal year ended December 31, 1998. February 23, 1999 prices used in computing the impairment were based on a NYMEX oil price of $12.48 per barrel and a NYMEX gas price of $1.71 per MMBTU, adjusted to the wellhead. No such write down was required for the year ended December 31, 1999.

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

Financing Activities

  The Company's outstanding indebtedness totals $130.0 million at December 31, 1999; $100 million is attributable to 10 7/8% Senior Subordinated Notes due in 2007 while $30.0 million is outstanding under a senior revolving unsecured credit facility with an ultimate maturity date of November 2003.

  In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with a current borrowing base of $55.0 million, and a maturity date of November 5, 2003.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Bellwether may elect an interest rate based either on a margin plus
London Interbank Offered Rate ("LIBOR") or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 1.0% to LIBOR plus 1.75% based upon the borrowing base usage. In connection with the acquisition of oil and gas properties, $30 million was drawn under this facility. As of December 31, 1999, $30.0 million was outstanding under the Senior Credit Facility. The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales.

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

     In April 1997, the Company issued $100.0 million of 10 7/8% senior subordinated notes ("Notes") that mature April 1, 2007 for net proceeds of $97.0 million. Interest on the Notes is payable semi-annually on April 1 and October 1 commencing on October 1, 1997. The Notes contain certain covenants, including limitations on: 1) the incurrence of debt, 2) on other senior subordinated indebtedness, 3) on restricted payments and 4) on liens as well as restrictions
5) on the disposition of proceeds of asset sales and 6) on mergers, and
7) consolidations or sales of assets. Additionally, the notes require the Company to offer to purchase the notes in the event of a change of control.

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

Liquidity and Capital Resources

     The Company's principal sources of capital for the last three years and for the six month transition period have been the sale of Notes, borrowings under bank credit facilities, the public sale of common stock and cash flow from operations. The Company sold $100 million in Notes in fiscal 1997. Borrowings from banks were 30.0 million, $4.9 million, $1.5 million and $57.3 million for the fiscal years 1999 and 1998, the transition period 1997 and fiscal year ended June 30, 1997 respectively. The Company issued 4.4 million shares of common stock in a public offering in April 1997 for net proceeds of $34.1 million. Cash flow from operations before change in assets and liabilities totaled $30.8 million, $30.4 million, $21.8 million and $23.3 million for the fiscal years 1999 and 1998, the transition period 1997 and fiscal year 1997, respectively. Cash flow from operations before changes in working capital for the fiscal year 1998 was adversely impacted by a 22% reduction in the average price received for the Company's oil and gas production as compared to the average price received during the transition period 1997. In a series of transactions from May through December 1997, the Company divested non-core assets representing approximately 10% of its estimated net proved reserves for $24.3 million. Also, the Company divested additional non-core assets in September and October 1999 for approximately $4.9 million.

     The Company's primary uses of capital have been to fund acquisitions and to fund its exploration and development projects. Acquisitions, net of working capital acquired, totaled $25.9 million, $10.3 million, $5.5 million and $140 million for the fiscal years 1999 and 1998, the transition period 1997 and fiscal 1997, respectively. The Company's expenditures for exploration and development of its oil and gas properties totaled $31.3 million, $30.6 million, $13.7 million and $15.6 million for the fiscal years 1999 and 1998, the transition period ended December 31, 1997 and the fiscal year ended June 30, 1997, respectively.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Outlook

     The Company has adopted a $55.2 million capital budget for the year ending December 31, 2000 primarily for development and exploratory drilling activities. The Company believes its working capital and net cash flows provided by operating activities are sufficient to meet these capital commitments. Additionally, the Company currently has a $55.0 million borrowing base under its Senior Credit Facility with $30.0 million outstanding borrowings at December 31, 1999. The Company is continuously reviewing acquisition opportunities and expects to conclude one or more acquisitions during 2000. Acquisitions are not included in the capital budget and will be funded through additional borrowings and/or the issuance of securities.

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

     The estimated total costs for Y2k readiness were nominal. In addition, there have been no material capital expenditures for Y2k and there is not anticipated to be material capital expenditures because most major critical field operations do not have date sensitive equipment. The Company has experienced no material Y2k failures.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Results of Operations

     For comparability with annual periods, amounts discussed in this section regarding the six month transition period 1997 have been annualized. These amounts may not be indicative of twelve month's operating results. The table below recaps the major components of financial and operating performance to be discussed (amounts in thousands):

                                             Year-ended December 31,              Annualized/(1)/
                                       ----------------------------------          Transition              Fiscal
                                           1999                  1998              Period 1997              1997
                                       --------------       -------------       -----------------       ----------------
Oil and gas revenues                    $67,948               $ 73,217               $88,326                $39,067
Gas plant revenues, net                   1,464                  1,203                 1,608                  3,330
Interest and other                        1,335                  1,347                 1,218                    363
                                        -------               --------               -------                -------

Total revenue                            70,747                 75,767                91,152                 42,760

Production expenses                      21,532                 25,381                27,672                 11,437
Depreciation, depletion and
 amortization                            23,863                 39,688                32,704                 15,574
Impairment expense                          ---                 73,899                   ---                    ---
General and administrative
 expenses                                 7,848                  8,459                 7,496                  4,042
Income tax (benefit)
     and other                           (3,154)                (6,069)                4,228                  2,585
Interest expense                         11,845                 11,660                11,956                  4,477
                                        -------               --------               -------                -------
Net income (loss)                       $ 8,813               $(77,251)              $ 7,096                $ 4,645
                                       ========               ========               =======                =======

Production:
 Oil and                                  2,080                  2,298                 2,108                    854
 condensate(MBBLS)
 Natural gas (MMCF)                      18,965                 21,302                22,386                 10,552
 Gas equivalent (MMCFE)                  31,445                 35,090                35,034                 15,676

Average sales price/(2)/
 Oil and condensate (per
 barrel)                                $ 12.77               $  11.64               $ 16.52                $ 17.41
 Natural gas (per MCF)                  $  2.18               $   2.18               $  2.39                $  2.29

Average unit production
 costs per equivalent
 MCF (1 barrel equals 6
 MCF)                                   $   .68               $    .72               $   .79                $   .73

Average unit general and
 administrative expense
 per equivalent MCF/(3)/                $   .25               $    .24               $   .21                $   .23

Average unit depletion rate
 per equivalent MCF/(4)/                $   .72               $   1.10               $   .90                $   .94

(1) Annualized amounts were computed by multiplying Transition Period 1997 components by 2

(2) Average sales price is inclusive of the effect of natural gas and crude oil price hedges

(3)  Exclusive of general and administrative expenses allocated to gas plants

(4)  Exclusive of depreciation on gas plants

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     Operations of the gas plant and the gathering system are summarized as follows:

                                                                                                 Annualized
                                                             Year Ended      Year Ended      Transition Period       Fiscal
                                                                1999            1998                1997              1997
                                                           --------------   -------------   -------------------   ------------
Plant product sales volume (MBBLS).....................         241               254                218                319
Average product sales price per
  barrel...............................................      $12.93            $10.19              $14.45            $16.77

     Year Ended 1999 Compared to Year Ended 1998:

     Net income for the year ended December 31, 1999 was $8.8 million or $.63 per share on a diluted basis while the year ended December 31, 1998 resulted in a loss of $77.3 million or $5.50 per share diluted. The loss in 1998 was due to a pre-tax $73.9 million impairment charge resulting from the Company's capitalized cost exceeding the discounted future net revenues on a after-tax basis of estimated proved oil and gas reserves.

     Oil and gas revenues were $67.9 million for the year ended 1999, as compared to $73.2 million of oil and gas revenues for the year ended 1998.
While oil and gas volumes were down approximately 10% in 1999 compared to 1998, oil prices were 10% higher in 1999. Oil prices increased from $11.64 per barrel in 1998 to $12.77 in 1999. Gas prices remained flat at $2.18 for 1999 and 1998. While gas prices were weak in the first few months in 1999, gas prices recovered in the fourth quarter of 1999. As a result of natural gas and crude oil hedging activities, oil and gas revenues were reduced by $4 million in 1999 and were increased by $3.6 million in 1998.

     The production declines were attributable to normal declines in the Company's Gulf of Mexico properties. This decline was somewhat halted by the acquisition of additional Gulf of Mexico properties in July and the November acquisition of Southeast New Mexico properties.

     Gas plant net revenues were $1.5 million in 1999, as compared to $1.2 million in 1998. Contributing to this increase were increases in plant liquid prices of 27% over the prior year.

     Production expenses for fiscal 1999 totaled $21.5 million, as compared to $25.4 million in fiscal 1998. On an MCF basis, production expenses were $.68 per MCF in 1999 as compared to $.72 in 1998. The primary reason for the decreased costs was the sale of $2.9 million of non-core assets. These assets had minimal production, but high lease operating and workover expenses. On an equivalent MCF basis production expenses decreased from $.72 per equivalent MCF in 1998 to $.68 per equivalent MCF in 1999.

     Depreciation, depletion and amortization decreased 40% to $23.9 million in 1999 versus $39.7 million in 1998. Such decrease was attributable to the lower book basis due to the 1998 impairment mentioned above.

     General and administrative expenses decreased in 1999 to $7.8 million from $8.5 million in 1998. A decrease in outsourcing costs from $4 million to $2.9 million was the major contribution to this decline. Until October 2000, the Company was charged an outsourcing fee, which was based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cashflows. Due to the $73.9 million impairment charge mentioned above, the Company's total assets and resulting percentage of such assets was reduced. Additionally, the 1998 period included costs related to the closing of the Company's Dallas exploration office in March 1998 and certain transition costs related to the change of the Company's 1997 fiscal year. Partially offsetting such decreases was $1.7 million in severance costs incurred in the third quarter of 1999 due to the Company's recent management change. General and administrative expenses on an equivalent MCF basis increased from $.24 per equivalent MCF in 1998 to $.25 per equivalent MCF in 1999.

     A refund on 1998 taxes was received in 1999. The refund resulted from higher than anticipated dry hole and expired lease charges in 1998. For the year ended December 31, 1999, due to increased future net reserves, the Company recognized a portion of the deferred tax asset previously offset by a valuation allowance.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


     Interest expense increased to $11.8 million for the year ended December 31, 1999 from $11.7 million in the year ended December 31, 1998.

     Year Ended 1998 Compared with Annualized Transition Period 1997:

     The year ended 1998 reflects a loss of $77.3 million as compared to net income of $7.1 million for the annualized transition period 1997. The loss in 1998 is directly attributable to oil and gas price declines of 31% and 20%, respectively, and the full cost ceiling impairment of $73.9 million. Such impairment resulted from the price declines as well as the downward revision in proved reserves.

     Oil and gas revenues were $73.2 million for the year ended December 31, 1998, a decrease of 17% over the annualized transition period 1997. This decrease is primarily due to the decline in oil and gas prices mentioned above. Oil prices decreased from $16.52 per barrel in the annualized transition period 1997 to $11.64 in the year ended December 31, 1998. Gas prices decreased from $2.39 per Mcf in the annualized transition period 1997 to $2.18 per Mcf in the year ended December 31, 1998. The Company utilized various hedging transactions to manage a portion of the risks associated with natural gas and crude oil price volatility. As a result of these hedges, oil and gas revenues were increased by $3.6 million in the year ended December 31, 1998 and reduced by $1.6 million in the transition period 1997.

     Gas plant revenues were $3.2 million in the year ended December 31, 1998, a decrease of 22% from the transition period 1997 gas plant revenues of $4.1 million. The decrease in average liquid prices of 30% is the primary reason gas plant revenues have declined. The average liquid price in the year ended 1998 was $10.19 per barrel while the annualized transition period 1997 average liquid price was $14.45 per barrel. Throughput volumes have remained steady at 14.3 MMcf per day in the year ended 1998 as compared to 14.9 MMcf per day in annualized transition period 1997. Plant shut-in days were less in the year ended 1998 with 8 days downtime in 1998 resulting from an accident in an adjacent plant and the tie-in of new equipment. Downtime in 1997 totaled 24 days (48 days annualized) for installation of an amine unit in September 1997 and repairs to the insulation in the incinerator. Gas plant expenses were $2.0 million in the year ended 1998 and $2.5 million in annualized transition period 1997.

     Interest and other income increased to $1.3 million in the year ended 1998 from $1.2 million in annualized transition period 1997.

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

     An impairment expense of $73.9 million was required in the year ended 1998 because the Company's capitalized costs (net of depreciation, depletion and amortization) exceeded the discounted future net reserves on an after-tax basis of estimated proved oil and gas reserves. The decline in oil and gas reserves and discounted future net revenues is due largely to depressed oil and gas prices.

     General and administrative expenses increased from $7.5 million in annualized transition period 1997 to $8.5 million in the year ended December 31, 1998. The closing of the Company's Dallas exploration office in March 1998 resulted in $.3 million of increased general and administrative expenses and certain transition costs related to the change of the Company's fiscal year also increased such expenses by approximately $.4 million. On

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


an equivalent MCF basis, general and administrative cost increased to $.24 per MCF in fiscal 1998 as compared to $.21 per MCF in the transition period 1997.

     The large impairment mentioned above resulted in an increase in the Company's tax valuation allowance for the benefit for the current period's net loss from operations.

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

     Oil and gas revenues were $88.3 million for the annualized transition period 1997, an increase of 126% over the fiscal year ended June 30, 1997. This increase is due to a full year of production from the properties acquired in the Partnership Transactions, which closed in the fourth quarter of fiscal 1997. Annualized production on an equivalent MCFE basis increased 124% to 35,034 equivalent MCF in the transition period compared to 15,676 equivalent MCF of production in fiscal 1997.

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

     Production expenses for the annualized transition period 1997 were $27.7 million, an increase of 142% over the fiscal 1997 amount. The increase is primarily due to inclusion of the Partnership Transactions for all of transition 1997, while fiscal 1997 amounts reflect only one quarter for the Partnership Transactions. On an MCF equivalency basis, production expenses for the annualized transition period increased to $.79 per equivalent MCF versus $.73 per equivalent MCF in fiscal 1997. The increase in the per unit rate results from the suspension of production, but not production expenses, at the Point Pedernales field for most of the last quarter of the transition period and from out of period expenses recorded within the annualized 1997 transition period.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     Annualized interest expense increased 167% to $12 million from $4.5 million in fiscal 1997. The increase is primarily due to interest attributable to the $100 million of 10 7/8% Senior Subordinated Notes issued April 1997 to finance the Partnership Transactions.

Other Matters

     Dividends

     At present, there is no plan to pay dividends on the Common Stock. Certain restrictions contained in the Company's outstanding Notes and Senior Credit Facility limit the amount of dividends, which may be declared. The Company maintains a policy, which is subject to review from time to time by the Board of Directors, of reinvesting its discretionary cash flows for the continued growth of the Company.

     Gas Balancing Positions

     It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production. The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The settlement or disposition of gas balancing positions as of December 31, 1999 is not anticipated to adversely impact the financial condition of the Company.

     Derivative Financial Instruments

     The Company periodically uses derivative financial instruments to manage oil and gas price risk and interest rate risk. For purposes of its hedging activities, the Company divides product price risks into two categories, fluctuations in the price of oil and gas on the NYMEX and fluctuations in the difference between NYMEX prices and the price actually received by the Company for its production (referred to as "basis differential"). From time to time the Company enters into swap transactions in which the Company agrees to pay a fixed price and the counter party to the swap agrees to pay a NYMEX based price.

     Effective September 22, 1998, the Company entered into an eight and a half-year interest rate swap agreement with a notational value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates.
Floating rates are redetermined for a six-month period each April 1 and October
1. The floating rate for the period from October 1, 1999 to April 1, 2000 is 9.64%. Through April 2002 the floating rate is capped at 10.875% and capped at 12.375% thereafter. A 10% increase in these floating rates would have the effect of increasing interest costs to the Company by $216,800 per year.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


accounting for these instruments, and settlements of gains or losses on these contracts are reported as a component of oil and gas revenues and operating cash flows in the period realized. These agreements expose the Company to counterparty credit risk to the extent that the counterparty is unable to meet its settlement commitments to the Company.

    The following tables detail the Company's hedges of future production, which were in place at December 31, 1999.

    OIL HEDGES

                                                         NYMEX     NYMEX
       PERIOD            BBLS     TOTAL BBLS    TYPE     PRICE     PRICE
                        PER DAY                          FLOOR    CEILING
-------------------------------------------------------------------------
Jan 2000-March 2000       2,000      182,000   Collar    $19.00    $21.75
-------------------------------------------------------------------------
Jan 2000-March 2000       2,000      182,000   Collar    $21.75    $25.60
-------------------------------------------------------------------------
April 2000-June 2000      4,000      364,000   Collar*   $22.00    $24.63
-------------------------------------------------------------------------


    GAS HEDGES

                                                           NYMEX    NYMEX
     PERIOD                 MCF     TOTAL MCF     TYPE     PRICE    PRICE
                          PER DAY                          FLOOR   CEILING
-------------------------------------------------------------------------------
Jan 2000-Mar 2000          15,000   2,280,000    Floor     $2.40     N/A
-------------------------------------------------------------------------------
Jan 2000-Mar 2000          15,000   2,280,000   Collar**   $3.00     $3.55
-------------------------------------------------------------------------------
April 2000-Oct 2000        15,000   3,210,000    Collar    $2.30     $2.87
-------------------------------------------------------------------------------
Nov 2000-March 2001        20,000   3,020,000    Collar    $2.40     $3.40
-------------------------------------------------------------------------------
April 2001-Oct 2001        20,000   4,280,000    Collar    $2.20     $2.95
-------------------------------------------------------------------------------

   *   This agreement includes a put at $17.00 per barrel
   **  This agreement includes a put at $2.40 per Mcf

     The fair value at December 31, 2000 of these swap agreements was a gain of $862,000. these energy swap agreements expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its montly settlement commitment to the Company.

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

     The Company's exposure to changes in interest rates primarily results from short term changes in the LIBOR rates. A 10% increase in the floating LIBOR rates would have the effect of increasing interest costs to the Company by $216,500 per year.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     Page Number
                                                                     -----------

Independent Auditors' Report..........................................   32

Financial Statements:

 Consolidated Balance Sheets as of December 31, 1999 and 1998,........   33

 Consolidated Statements of Operations for the Periods Ended
  December 31, 1999, 1998 and 1997, and June 30, 1997.................   35

 Consolidated Statements of Changes in Stockholders' Equity for the
  Periods Ended December 31, 1999, 1998, 1997, and June 30, 1997......   36

 Consolidated Statements of Cash Flows for the Periods Ended
  December 31, 1999, 1998, 1997, and June 30, 1997....................   37

 Notes to Consolidated Financial Statements...........................   39

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Bellwether Exploration Company and Subsidiaries:



We have audited the accompanying consolidated balance sheets of Bellwether Exploration Company and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, the six month period ended December 31, 1997 and the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bellwether Exploration Company and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998, the six month period ended December 31, 1997, and the year ended June 30, 1997 in conformity with generally accepted accounting principles.



KPMG LLP
Houston, Texas
March 16, 2000

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES



                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                             (Amounts in thousands)

                                                                          DECEMBER 31, 1999              DECEMBER 31, 1998
                                                                     -----------------------       -------------------------
CURRENT ASSETS:

Cash and cash equivalents......................................              $   6,101                       $      10
Accounts receivable and accrued
       revenues................................................                 14,354                          15,602
Accounts receivable - related parties..........................                    ---                             853
Prepaid expenses...............................................                  1,562                           1,719
                                                                     ----------------------        -------------------------
  Total current assets.........................................                 22,017                          18,184
                                                                     -----------------------       -------------------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Oil and gas properties (full cost):
       United States - Unproved properties of $16,325 and
     $8,754 excluded from amortization as of December
     31, 1999 and 1998 respectively............................                344,778                         289,040
     Latin America - Unproved properties of  $404 and
     $191 excluded from amortization as of December
     31, 1999 and 1998, respectively...........................                  1,246                             191
Gas plant facilities...........................................                 17,775                          17,406
                                                                     -----------------------       -------------------------
                                                                               363,799                         306,637
Less accumulated depreciation,
       depletion and amortization..............................               (227,226)                       (198,421)
                                                                     -----------------------       -------------------------
                                                                               136,573                         108,216
                                                                     -----------------------       -------------------------

INVESTMENT IN OUTSIDE COMPANIES................................                  4,554                             ---

DEFERRED INCOME TAXES..........................................                  2,739                             ---

OTHER ASSETS...................................................                  5,878                           4,796
                                                                     -----------------------       -------------------------

                                                                             $ 171,761                       $ 131,196
                                                                     =======================       =========================

                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                (Amounts in thousands, except share information)

                                                                          DECEMBER 31, 1999              DECEMBER 31, 1998
                                                                     -----------------------       -------------------------
CURRENT LIABILITIES:

Accounts payable and accrued
       liabilities.............................................                $ 18,247                        $ 11,982
Accounts payable - related parties.............................                     ---                             125
                                                                               --------                        --------
  Total current liabilities....................................                  18,247                          12,107
                                                                               --------                        --------

LONG-TERM DEBT.................................................                 130,000                         104,400

OTHER LIABILITIES..............................................                     200                             200

CONTINGENCIES..................................................                     ---                             ---

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares
 authorized, none issued or outstanding........................                     ---                             ---

Common stock, $0.01 par value, 30,000,000 shares authorized
 14,168,791 and 14,164,791 shares issued  at December 31,
 1999, and 1998, respectively..................................                     142                             142


Additional paid-in capital.....................................                  80,455                          80,442
Retained earnings (deficit)....................................                 (55,378)                        (64,191)
Treasury stock, at cost, 311,000 and 310,800 shares                              (1,905)                         (1,904)
       at December 31, 1999 and 1998, respectively.............
                                                                               --------                        --------
Total stockholders' equity.....................................                  23,314                          14,489
                                                                               --------                        --------

                                                                               $171,761                        $131,196
                                                                               ========                        ========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                                                                  Six Month Transition
                                       Year Ended             Year Ended              Period Ended              Fiscal Year
                                       December 31,           December 31,             December 31,            Ended June 30,
                                      -------------          -------------        --------------------         --------------
REVENUES:                                 1999                   1998                     1997                     1997
                                      -------------          -------------        --------------------         --------------
  Gas revenues........................   $ 41,380              $  46,461                $ 26,755                  $ 24,202
  Oil revenues........................     26,568                 26,756                  17,408                    14,865
  Gas plant revenues, net.............      1,464                  1,203                     804                     3,330
  Interest and other income...........      1,335                  1,347                     609                       363
                                         --------              ---------                --------                  --------
                                           70,747                 75,767                  45,576                    42,760
                                         --------              ---------                --------                  --------
COSTS AND EXPENSES:
  Production expenses.................     21,532                 25,381                  13,836                    11,437
  General and administrative
    expenses..........................      7,848                  8,459                   3,748                     4,042
  Depreciation, depletion and
    Amortization......................     23,863                 39,688                  16,352                    15,574
  Impairment expense..................        ---                 73,899                     ---                       ---
  Interest expense....................     11,845                 11,660                   5,978                     4,477
                                         --------               --------                --------                  --------
                                           65,088                159,087                  39,914                    35,530
                                         --------               --------                --------                  --------
  Income (loss) before income
   tax (benefit)......................      5,659                (83,320)                  5,662                     7,230
  Provision for income tax (benefit)..     (3,154)                (6,069)                  2,114                     2,585
                                         --------               --------                --------                  --------
  Net income (loss)...................   $  8,813               $(77,251)               $  3,548                  $  4,645
                                         ========               ========                ========                  ========
  Net income (loss) per share.........   $    .64               $  (5.50)               $    .26                  $   0.46
                                         ========               ========                ========                  ========
  Net income (loss) per share-
   diluted............................   $    .63               $  (5.50)               $    .25                  $   0.45
                                         ========               ========                ========                  ========
  Weighted average common shares
   outstanding........................     13,854                 14,039                  13,876                    10,201
                                         ========               ========                ========                  ========
  Weighted average common shares
   outstanding-diluted................     13,896                 14,039                  14,446                    10,261
                                         ========               ========                ========                  ========


                 See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                    Common Stock       Preferred Stock   Additional    Retained     Treasury Stock
                                   --------------     -----------------    Paid-In     Earnings     ---------------
                                  Shares   Amount    Shares     Amount     Capital     (Deficit)   Shares     Amount      Total
                                  ------  -------    ------    -------   -----------   ---------   -------    -------     -----

Balance June 30, 1996..........    9,075     $ 91     ---       $  ---     $41,639    $  4,867       ---      $  ---     $ 46,597
Shares issued in public
 stock offering, net of
 offering costs................    4,687       47     ---          ---      36,169         ---       ---         ---       36,216
Stock options
 exercised and related
 tax effect...................        83        1     ---          ---         465         ---       ---         ---          466
Net income....................       ---      ---     ---          ---         ---       4,645       ---         ---        4,645
                                  ------    -----   -----       ------     -------      ------     -----      ------     --------

Balance June 30, 1997.........    13,845     $139     ---       $  ---     $78,273    $  9,512       ---      $  ---     $ 87,924
                                  ======    ======  =====       ======     =======    ========     =====      ======     ========
Offering costs................       ---      ---     ---          ---         (96)        ---       ---         ---          (96)
Stock options
 exercised and related
 tax effects..................        47      ---     ---          ---         293         ---       ---         ---          293
Net income....................       ---      ---     ---          ---         ---       3,548       ---         ---        3,548
                                  ------    -----   -----       ------     -------      ------     -----      ------     --------
Balance
 December 31, 1997............    13,892     $139     ---       $  ---     $78,470    $ 13,060       ---      $  ---     $ 91,669
                                  ======    ======  =====       ======     =======    ========     =====      ======     ========
Stock options
 exercised and related
 tax effects..................       273        3     ---          ---       1,972         ---       ---         ---        1,975
Treasury shares
 purchased....................       ---      ---     ---          ---         ---         ---      (311)     (1,904)      (1,904)
Net loss......................       ---      ---     ---          ---         ---     (77,251)      ---         ---      (77,251)

Balance
  December 31, 1998...........    14,165     $142     ---       $  ---     $80,442    $(64,191)     (311)    $(1,904)    $ 14,489
                                  ======    ======  =====       ======     =======    ========     =====      ======     ========
Stock options
    Exercised and related
    tax effects ..............         4      ---     ---          ---          13         ---       ---         ---           13
Treasury shares
  purchased...................       ---      ---     ---          ---         ---         ---       ---          (1)          (1)
Net income....................       ---     $---     ---       $  ---     $   ---       8,813       ---     $   ---     $  8,813
                                  ------    -----   -----       ------     -------      ------     -----      ------     --------
Balance
  December 31, 1999...........    14,169     $142     ---       $  ---     $80,455    $(55,378)     (311)    $(1,905)    $ 23,314
                                  ======    ======  =====       ======     =======    ========     =====     =======     ========

                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                                                   Six Month
                                                                                               Transition Period          Fiscal
                                                         Year Ended         Year Ended               Ended              Year Ended
                                                        December 31,       December 31,           December 31,           June 30,
                                                       -------------      -------------        ------------------      ------------
                                                            1999               1998                     1997              1997
                                                       -------------      -------------        ------------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)..............................          $  8,813           $(77,251)                 $  3,548         $  4,645
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation, depletion and
  Amortization.................................            24,694             40,544                    16,708           16,044
  Impairment expense...........................               ---             73,899                       ---              ---
  Deferred taxes...............................            (2,739)            (6,820)                    1,585            2,562
                                                         --------           --------                   -------         --------
                                                           30,768             30,372                    21,841           23,251

Change in assets and liabilities,
  net of acquisition effects:
  Accounts receivable and accrued
    revenues...................................             2,101              2,691                    (1,498)           2,941
  Prepaid expenses.............................               157              1,521                    (1,481)            (638)
  Accounts payable and accrued expenses........             6,265             (2,220)                    1,502            4,438
  Due (to) from affiliates.....................              (125)             3,245                    (2,346)           5,738
  Other........................................            (1,837)            (1,908)                      (57)          (6,447)
                                                         --------           --------                   -------         --------
NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES...................................            37,329             33,701                    17,961           29,283
                                                         --------           --------                   -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and gas properties,
  including working capital of $13,914
  in fiscal year ended June 30, 1997
  -Partnership Transactions....................               ---                ---                       ---         (147,909)
  -Other acquisitions..........................           (25,889)            (9,596)                   (5,486)          (2,005)
Investment in outside companies................            (4,554)               ---                       ---              ---
Additions to oil and gas properties............           (30,904)           (30,583)                  (13,727)         (20,811)
Proceeds from sales of properties..............             5,139                421                     5,362           18,775
Additions to gas plant facilities..............              (369)              (689)                   (1,632)             (84)
Other..........................................              (273)               (88)                      (17)             (88)
                                                         --------           --------                   -------         --------
NET CASH FLOWS  USED IN
  INVESTING ACTIVITIES.........................           (56,850)           (40,535)                  (15,500)        (152,122)
                                                         ========           ========                   =======         ========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                            (Amounts in Thousands)


                                                                                                Six Month
                                                                                                Transition          Fiscal Year
                                                        Year Ended         Year Ended          Period Ended            Ended
                                                        December 31,       December 31,         December 31,          June 30,
                                                       -------------      -------------       ---------------       ------------
                                                          1999               1998                   1997                1997
                                                       -------------      -------------       ---------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings......................           42,000              4,900                     1,500           157,300
Net proceeds from issuance of
  common stock................................               13              1,649                       197            35,145
Payments of long-term debt....................          (16,400)              (500)                  (16,800)          (55,048)
Purchase of treasury shares...................               (1)            (1,904)                      ---               ---
                                                       --------           --------                 ---------          --------
NET CASH FLOWS PROVIDED BY
  (USED IN) FINANCING ACTIVITIES..............           25,612              4,145                   (15,103)          137,397
                                                       --------           --------                 ---------          --------
Net increase (decrease) in cash and
  cash equivalents............................            6,091             (2,689)                  (12,642)           14,558
Cash and cash equivalents at
  beginning of period.........................               10              2,699                    15,341               783
                                                       --------           --------                 ---------          --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD...................................         $  6,101            $    10                  $  2,699          $ 15,341
                                                       ========           ========                 =========          ========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Bellwether Exploration Company and its wholly-owned subsidiaries. Snyder Gas Plant Venture and NGL/Torch Gas Plant Venture and their 11.9% and 32.0% investments in the Snyder and Diamond M-Sharon Ridge Gas Plants have been pro rata consolidated through September 1999 at which time the joint ventures were dissolved. The Company's Ukrainian interests are currently reflected using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Fiscal Year Change

     In order to facilitate greater comparability with its peer group by the financial community, the Company changed its fiscal year to the calendar year, beginning January 1, 1998. This resulted in a six-month transition period of July 1, 1997 through December 31, 1997 ("transition period").

     Oil and Gas Properties

     The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and direct internal costs) are capitalized as incurred. The cost of oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Depletion expense per equivalent MCF of production was approximately $ .72 in 1999, $1.10 in 1998, $.90 in transition period 1997, and $.94 in fiscal 1997.

     The following table shows, by category of cost and date incurred, the domestic unproved property costs excluded from amortization (amounts in thousands):

                                           Leasehold            Exploration             Development              Total at
                                              Costs                Costs                    Cost             December 31, 1999
                                           ----------           ------------            -----------         -------------------
Costs Incurred During Periods Ended:
    December 31, 1999                       $ 9,198                 $1,297                  $2,641                $13,136
    December 31, 1998                         3,016                    ---                     ---                  3,016
    December 31, 1997                           173                    ---                     ---                    173
    Prior                                       ---                    ---                     ---                    ---
                                            -------                 ------                  ------                -------
                                            $12,387                 $1,297                  $2,641                $16,325
                                            =======                 ======                  ======                =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     The Latin American unproved property costs of $404,000 excluded from amortization was incurred in 1999 and was for acquisition costs.

     Significant land and seismic costs have been incurred in the current and prior years by the Company and are still in the evaluation stage. While approximately $1.2 million has been evaluated and moved to the full cost pool in 1999, $16.3 million of such domestic costs remain to be evaluated.

          Such costs fall into four broad categories:

          1) Material projects which are in the last one to two years of seismic evaluation;
          2)  Material projects currently being marketed to third parties;
          3) Leasehold and seismic costs for projects not yet evaluated at all; and
          4) Drilling and completion costs for projects in progress at year end which have not resulted in the recognition of reserves at December 1999. This category of costs will transfer into the full cost pool in 2000.

     Dispositions of oil and gas properties are recorded as adjustments to capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. Oil and gas prices declined in 1998, with continued declines in early 1999. As a result of such declines, the Company's capitalized costs were in excess of future net revenues calculated using prices in effect in late February 1999.
The Company recorded an oil and gas property impairment of $73.9 million in 1998. No such impairment in book value was required at December 1999, 1997 or June 1997.

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

     Effective September 1, 1999, NGL Associates, the Company's partner in Diamond M - NGL - Torch Gas Plant Venture, backed-in for a 16.5% working interest in the Diamond M and Snyder gas plants. This resulted in the dissolution of the joint venture and the Company's reduced interest in the Diamond M and Snyder gas plants.

     The Company sold its gas gathering subsidiary for $40,000 on March 1, 1999.

     Gas Imbalances

     The Company uses the sales method of accounting for gas imbalances. Under this method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. The Company had a net imbalance liability, at fair value, of $1.2 million and $.5 million, at December 31, 1999 and 1998, respectively.

     A certain portion of the gas balancing liability is related to properties approaching depletion; therefore; cash settlement may be likely. The Company has taken steps to extend the productive life of such reserves.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Natural Gas and Crude Oil Hedging

     Commodity derivatives utilized as hedges include swap contracts. In order to qualify as a hedge, price movements in the underlying commodity derivative must be sufficiently correlated with the hedged commodity. When a commodity derivative ceases to qualify as a hedge, the change in its fair value is recognized in income currently. Settlement of gains and losses on price swap contracts are realized monthly, generally based upon the difference between the contract price and the average closing New York Mercantile Exchange ("NYMEX") price and are reported as a component of oil and gas revenues and operating cash flows in the period realized. Gains and losses attributable to the termination of a swap contract are deferred on the balance sheet and recognized in revenue when the hedged crude oil and natural gas is sold. There were no such deferred gains or losses at December 31, 1999 or 1998.

     Oil and gas revenues were decreased by $4.0 million in the year ended December 31, 1999, increased by $3.6 million in the year ended December 31, 1998, decreased by $1.6 million in the six month transition period ended December 1997 and decreased by $18,000 in the fiscal year ended June 1997, as a result of such hedging activity.

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

Statements of Cash Flows

     For cash flow presentation purposes, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash for the years ended December 31, 1999 and 1998, the six month transition period ended December 31, 1997, and the fiscal year ended June 30, 1997, was $ 11.1 million, $11.1 million, $5.4 million and $1.5 million, respectively. Income tax refunds received in cash for December 31, 1999, were $437,000. Income taxes paid in cash for the year ended December 31, 1998, the transition period ended December 31, 1997 and the fiscal year ended June 30, 1997, were $1,408,000, $41,000 and $198,000, respectively.
In April 1997, a portion of the purchase price of the Partnership Transactions included the issuance to Torch Energy Advisors Inc. ("Torch"), as consideration for advisory services, 150,000 shares of the Company's common stock valued at $1.2 million and a warrant to purchase 100,000 shares of common stock at $9.90 per share valued at $300,000.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Reclassifications

     Certain reclassifications of prior period statements have been made to conform to current reporting practices.

3.   ACQUISITIONS AND MERGERS

     During the last three fiscal years, the Company has completed the following mergers and acquisitions, all of which were recorded using the purchase method of accounting:

     During 1998, in connection with a possible transaction by the Company with Carpatsky Petroleum Company ("Carpatsky"), the Company agreed to guarantee $500,000 of indebtedness of Carpatsky to Torch. The Carpatsky note to Torch went into default in June 1998. Under an agreement effective October 31, 1999, Bellwether paid Torch $565,700 for the guaranty. The Company received in exchange 4.5 million shares of Carpatsky and a warrant to acquire an additional 967,296 common shares.

     On December 30, 1999 Bellwether purchased 95.45 million preferred shares of Carpatsky Petroleum, Inc. and warrants to acquire 12.5 million common shares for $4 million. The preferred shares are convertible into 50 million Carpatsky common shares (approximately 43% of the Carpatsky's equity), do not carry a preferential dividend and have majority voting rights over Carpatsky. In connection with this investment, Mr. J.P. Bryan, Chairman and Chief Executive Officer of Bellwether became the Chairman and CEO of Carpatsky and three Carpatsky directors retired and were replaced by three Bellwether appointees, giving Bellwether five of the new eight directorships of Carpatsky. Carpatsky conducts oil and gas exploration and production activities in the Republic of Ukraine.

     In December 1998 Bellwether was the successful bidder for the Charapa field in Ecuador. With the successful bid, the Company was awarded with a contract for production and exploration of crude oil in the Charapa field. The contract provides the Company with approximately 50% of the crude oil produced above the base production curve. The base production curve is defined as the production profile of the crude oil projected by the Ecuadorian government hydrocarbons subsidiary. Bellwether is also entitled to recoup lease operating expenses associated with the base productions. Negotiations with the Ecuadorian government took place throughout 1999 with Bellwether officially taking over operations of the field in January of 2000. Bellwether has committed to a $12 million work program over three years.

     In April 1997, the Company closed acquisitions of oil and gas properties, totaling $141.1 million, after purchase price adjustments, including working capital of $13.9 million, from certain partnerships and other entities managed or sponsored by Torch. The acquisitions were financed by the sale of 4.4 million shares of common stock, the sale of $100.0 million of 10-7/8% senior subordinated notes due in 2007 and the use of $33.3 million of a new $90.0 million senior unsecured credit facility (including the repayment of $22.0 million on a then existing credit facility).

4.   RELATED PARTY TRANSACTIONS

     The Company is a party to a master services agreement and six specific contracts which requires Torch to administer certain business activities of the Company. The various contracts have terms from two years to five years in length and annual fees ranging from fixed amounts of $.4 million to $2.8 million plus fees based upon percentages of production ranging from 1/2% to 2% depending on the product. Prior to October 1999, the Company was party to an administrative services agreement which required Torch to administer certain activities of the Company for monthly fees equal to the sum of one-twelfth of 2% of the average of the book value of the Company's total assets, excluding cash, plus 2% of annual operating cash flows (as defined) during the period in which the services are rendered plus reimbursement of certain costs incurred on behalf of the Company. For the periods ended

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

December 31, 1999, 1998 and 1997, and June 30, 1997, related fees paid to Torch amounted to $2.9 million, $4.0 million, $2.4 million and $2.3 million, respectively.

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

     On August 2, 1999, Mr. J. Darby Sere, previously Chairman and CEO, and
Mr. William C. Rankin, previously Senior Vice President and Chief Financial Officer, left the Company to pursue other opportunities. Director, Mr. J. P. Bryan was elected Chairman and CEO effective August 2, 1999. Mr. Bryan is Senior Managing Director of and a holder of common stock of the parent corporation of Torch. Mr. Bryan has limited involvement in the day to day operations of Torch. Approximately $1.7 million of severance cost attributable to this management change were incurred in August 1999.

     A subsidiary of Torch markets oil and natural gas production from certain oil and gas properties in which the Company owns an interest. The Company generally pays fees of 1/2% to 2% of revenues for such marketing services. Such charges were $947,500, $1,143,000, $757,000 and $646,000 in periods ended
December 1999, 1998 and 1997, June 1997, respectively.

     Costs of the evaluation of potential property acquisitions and due diligence conducted in conjunction with acquisitions closed are incurred by Torch at the Company's request. The Company was charged $357,800, $379,000, $217,000 and $650,000, for these costs in periods ended December 1999, 1998, 1997 and June 1997, respectively.

     Torch operates certain oil and gas interests owned by the Company. The Company is charged, on the same basis as other third parties, for all customary expenses and cost reimbursements associated with these activities. Operator's overhead charged for these activities for the periods ended December 31, 1999, 1998, 1997, and June 30, 1997 was $1,153,000, $1,349,000, $698,000 and $729,000,
respectively.

     Torch became the operator of the Snyder Gas Plant on December 1, 1993. In periods ended December 1999, 1998, 1997 and June 1997, the fees paid by the Company to Torch were $73,000, $72,000, $42,000 and $49,000, respectively.

5.   STOCKHOLDERS' EQUITY

Common and Preferred Stock

     The Certificate of Incorporation of the Company authorizes the issuance of up to 30,000,000 shares of common stock and 1,000,000 shares of preferred stock, the terms, preferences, rights and restrictions of which are established by the Board of Directors of the Company. Certain restrictions contained in the Company's loan agreements limit the amount of dividends which may be declared. There is no present plan to pay cash dividends on common stock as the Company intends to reinvest its cash flows for continued growth of the Company.

     In April 1997, the Company issued 4.4 million shares of common stock for net proceeds to the Company of $34.1 million. Such proceeds were used in financing the Partnership Transactions. Also included in the April Offering were 719,264 shares sold by certain shareholders. Additional shares issued during fiscal 1997 included

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


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

     In addition to stock options outstanding, the Company has 100,000 warrants outstanding at an exercise price of $9.90 per share. The expiration date for 100,000 warrants is April 2002.

     A tax benefit related to the exercise at employee stock options was immaterial in 1999 and approximately $324,000 was allocated directly to additional paid in capital in 1998. Such benefit was not material in prior periods.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Earnings Per Share

     SFAS No. 128 requires the reconciliation of the numerator (income) and denominator (shares) of the earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company's reconciliation is as follows (amounts in thousands):

                                                 Year Ended                                        Year Ended
                                              December 31, 1999                                 December 31, 1998
                               ----------------------------------------------     -------------------------------------------------
                                 Income         Shares         Per Share            Income           Shares          Per Share
                               ----------------------------------------------     -------------------------------------------------
Net income (loss)               $8,813                                              $(77,251)
                                ------          ------           ----               --------          ------           ------
Earnings (loss) per             $8,813          13,854           $.64               $(77,251)         14,039           $(5.50)
 Common share


Effect of Dilutive Securities:
 Options &  Warrants               ---              42             ---                   ---             ---
                                ------          ------            ----              --------          ------           ------

Earnings (loss) per
 Common share-diluted           $8,813          13,896            $.63              $(77,251)         14,039           $(5.50)
                                ======          ======           =====              ========          ======           ======

                                    Six Month Transition Period Ended                             Fiscal Year Ended
                                             December 31, 1997                                       June 30, 1997
                               ----------------------------------------------     -------------------------------------------------
                                 Income         Shares         Per Share            Income            Shares         Per Share
                               ----------------------------------------------     -------------------------------------------------
Net Income                      $3,548                                              $4,645
                                ------          ------            -----             ------            ------            -----
Earnings per
 Common share                   $3,548          13,876            $0.26             $4,645            10,201            $0.46

Effect of Dilutive
 Securities: Options &
 Warrants                          ---             570                                 ---                60
                                ------          ------            -----             ------            ------            -----
Earnings per common
 Share - diluted                $3,548          14,446            $0.25             $4,645            10,261            $0.45
                                ======          ======            =====             ======            ======            =====

     Options and warrants on 203,000 of shares of common stock were not included in computing diluted earnings per share for 1998 because their effects were antidilutive.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Treasury Stock

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of December 31, 1999, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

Stock Incentive Plans

  The Company has stock option plans that provide for granting of options for the purchase of common stock to directors, officers and key employees of the Company and Torch. These stock options may be granted subject to terms ranging from 6 to 10 years at a price equal to the fair market value of the stock at the date of grant. The plans currently allow the Company 1,825,000 options; therefore, the remainder are subject to Shareholder approval of an amendment to the Company's plan.

         A summary of activity in the stock option plans is set forth below:

                                                                         Number                            Option
                                                                        Of shares                       Price Range
                                                              -------------------------      -------------------------------
Balance at June 30, 1996.................................                908,325                    $3.00 -      $7.00
  Granted................................................                378,500                    $6.25 -     $10.19
  Surrendered............................................                (12,000)                   $7.63
  Exercised..............................................                (82,500)                   $5.63        $5.75
                                                              -------------------------      -------------------------------
Balance at June 30, 1997.................................              1,192,325                    $3.00 -     $10.19
  Granted................................................                242,000                    $1.31 -     $12.38
  Exercised..............................................                (46,500)                   $3.00 -     $10.00
                                                              -------------------------      -------------------------------
Balance at December 31, 1997.............................              1,387,825                    $3.00 -     $12.38
  Granted................................................                300,000                    $6.25 -     $10.94
  Surrendered............................................               (146,000)                   $5.62 -     $12.38
  Exercised..............................................               (273,325)                   $3.00 -     $ 7.75
                                                              -------------------------      -------------------------------
Balance at December 31, 1998.............................              1,268,500                    $4.38 -     $12.38
  Granted................................................                653,500                    $3.34 -     $ 6.22
  Surrendered............................................               (390,000)                   $3.34 -     $10.19
  Exercised..............................................                 (4,000)                   $3.34
                                                              -------------------------      -------------------------------
Balance at December 31, 1999.............................              1,528,000                    $3.34 -     $12.38
                                                              =========================      ===============================
Exercisable at December 31, 1999.........................              1,210,000                    $3.34 -     $12.38
                                                              =========================      ===============================

     Detail of stock options outstanding and options exercisable at December 31, 1999 follows:

                                                           Outstanding                                      Exercisable
                                     ----------------------------------------------------      ----------------------------------
                                                             Weighted         Weighted                                Weighted
                                                              Average          Average                                 Average
                                                           Remaining          Exercise                                Exercise
      Range of Exercise Prices              Number         Life (Years)         Price                 Number            Price
---------------------------------------------------------------------------------------------------------------------------------
1994 Plan $3.34 to $ 7.63                   463,000               5.7           $5.27                 362,000           $5.47
1996 Plan $3.34 to $12.38                 1,065,000               8.6           $7.03                 848,000           $7.37
                                          ---------                                                 ---------
 Total                                    1,528,000                                                 1,210,000
                                          =========                                                 =========

     The estimated weighted average fair value per share of options granted during 1999, 1998, transition period 1997 and fiscal 1997 was $11.68, $2.34, $1.78 and $2.34, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: For 1999: expected stock price volatility of 93%; a risk free interest rate of 6.5%; and an average expected option life of 10 years. For 1998, transition period 1997 and fiscal 1997: expected stock price volatility of 40%; and risk free interest rate of 5.5% and an average expected option life of 5 years. Had compensation expense for stock-based compensation been determined based on the fair value at the date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands except share information):




                                                                                       Six Month Transition
                                      Year Ended                Year Ended                 Period Ended           Fiscal Year
                                     December 31,              December 31,                December 31,          Ended June 30,
                                         1999                      1998                        1997                   1997
                                ------------------       --------------------       -----------------------    ------------------
Net income (loss)
     As Reported..........                $  8,813                   $(77,251)             $3,548                  $4,645
     Pro forma............                $(19,516)                  $(78,321)             $2,524                  $3,853
Earnings (loss) per share
     As reported..........                $    .64                   $  (5.50)             $ 0.26                  $ 0.46
     Pro forma............                $  (1.41)                  $  (5.58)             $ 0.18                  $ 0.38
Diluted earnings (loss) per
     share
     As reported..........                $    .63                   $  (5.42)             $ 0.25                  $ 0.45
     Pro forma............                $  (1.40)                  $  (5.50)             $ 0.17                  $ 0.38

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company periodically uses derivative financial instruments to manage oil and gas price risk; generally commodity price swap agreements which provide for the Company to receive or make counterparty payments on the differential between a fixed price and a variable indexed price for natural gas or crude oil. Gains and losses from these hedging activities are included in oil and gas sales at the time the related production is delivered. Hedging activities decreased returns by $4 million for the year 1999, increased returns by $3.6 million for the year 1998 and reduced revenues by $1.6 million and $18,000 for the transition period 1997 and for the fiscal years ended June 30, 1997, respectively. At December 31, 1999 the Company had unrealized net hedging gains of $862,000.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

    The following tables detail the Company's hedges of future production, which were in place at December 31, 1999.

    OIL HEDGES

                                                                                              NYMEX               NYMEX
          PERIOD                  BBLS           TOTAL BBLS             TYPE                  PRICE               PRICE
                                 PER DAY                                                      FLOOR              CEILING
-----------------------------------------------------------------------------------------------------------------------------
Jan 2000-March 2000              2,000            182,000              Collar                 $19.00             $21.75
-----------------------------------------------------------------------------------------------------------------------------
Jan 2000-March 2000              2,000            182,000              Collar                 $21.75             $25.60
-----------------------------------------------------------------------------------------------------------------------------
April 2000-June 2000             4,000            364,000              Collar*                $22.00             $24.63
-----------------------------------------------------------------------------------------------------------------------------


    GAS HEDGES

                                                                                             NYMEX             NYMEX
                 Period           MCF            TOTAL MCF            Type                   PRICE             PRICE
                                PER DAY                                                      FLOOR            CEILING
------------------------------------------------------------------------------------------------------------------------------
Jan 2000-Mar 2000                15,000           2,280,000            Floor                  $2.40              N/A
------------------------------------------------------------------------------------------------------------------------------
Jan 2000-Mar 2000                15,000           2,280,000           Collar**                $3.00            $3.55
------------------------------------------------------------------------------------------------------------------------------
April 2000-Oct 2000              15,000           3,210,000           Collar                  $2.30            $2.87
------------------------------------------------------------------------------------------------------------------------------
Nov 2000-March 2001              20,000           3,020,000           Collar                  $2.40            $3.40
------------------------------------------------------------------------------------------------------------------------------
April 2001-Oct 2001              20,000           4,280,000           Collar                  $2.20            $2.95
------------------------------------------------------------------------------------------------------------------------------

*   This agreement includes a put at $17.00 per barrel
**  This agreement includes a put at $2.40 per Mcf

     The fair value at December 31, 1999 of these swap agreements was a gain of $862,000. These energy swap agreements expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to the Company.

     In order to reduce interest costs, effective September 22, 1998, the Company entered into an eight and one-half year's interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six-month period each April 1 and October 1. The floating rate for the period from October 1, 1999 to April 1, 2000 is 9.64%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.375% thereafter. This interest swap is accounted for as a hedge.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES



DETERMINATION OF FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value for cash, short-term investments, receivables and payables approximates carrying value. The following table details the carrying values and approximate fair values of the Company's other investments, derivative financial instruments and long-term debt at December 31, 1999 and 1998 (in thousands).

                                                       December 31, 1999                                  December 31, 1998
                                      -------------------------------------------------      --------------------------------------
                                                                    Approximate Fair                               Approximate Fair
                                         Carrying Value                  Value                 Carrying Value            Value
                                      ----------------------      ---------------------      --------------------  ----------------
Assets/ (Liabilities):
Derivative instruments other than
 trading:
Interest swap agreements                 $   ---                      $   3,045                  $   ---                $   1,392
Production swap agreements               $   ---                      $     862                  $   ---                $     ---
Long-term debt (See Note 7)              $(130,000)                   $(125,485)                 $(104,400)             $(107,001)

7.   LONG-TERM DEBT

     Long-term debt is comprised of the following at December 31, 1999 and 1998 (in thousands):

                                                                   December 31,              December 31,
                                                                       1999                      1998
                                                             ---------------------     ---------------------

Bank credit facility....................................                  $ 30,000                  $  4,400

10-7/8% Senior Subordinated Notes.......................                   100,000                   100,000
                                                             ---------------------     ---------------------
Long-term debt..........................................                  $130,000                  $104,400
                                                             =====================     =====================

     Debt maturities by fiscal year are as follows (amounts in thousands):

          1999                     $    ---
          2000                          ---
          2001                          ---
          2002                          ---
          2003                       30,000
       Thereafter                   100,000
                                   --------
                                   $130,000
                                   ========

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

     In April 1997, the Company entered into a senior revolving unsecured credit facility ("Senior Credit Facility") in an amount up to $90.0 million, with a borrowing base to be re-determined semi-annually, and a maturity date of November 5, 2003. On May 20, 1999 the borrowing base was re-determined to be $55.0 million. Bellwether may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

plus 1.25% based upon borrowing base usage. In connection with the acquisition of oil and gas properties, $33.3 million was drawn under this facility, including $22 million used to retire outstandings under the Syndicated Credit facility. At December 31, 1999, there were $30.0 million borrowings outstanding.

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

8.   INCOME TAXES

     Income tax expense (benefit) is summarized as follows (in thousands):

                                                                                   Six Month
                                        Year Ended            Year Ended        Transition Period          Year Ended
                                        December 31,          December 31,      Ended December 31,           June 30,
                                            1999                  1998                 1997                    1997
                                       -------------        --------------      ------------------         -----------
Current
  Federal...........................      $ (425)               $   658               $  400                  $  (12)
  State.............................          10                     93                  129                      35
                                          ------                -------               ------                  ------
Deferred - Federal and State........      (2,739)                (6,820)               1,585                   2,562
                                          ------                -------               ------                  ------
Total income tax
  expense (benefit).................     $(3,154)               $(6,069)              $2,114                   2,585
                                         =======                =======               ======                  ======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 is as follows:



                                                                       December 31,                    December 31,
                                                                           1999                            1998
                                                              --------------------------       ------------------------
Net operating loss
  Carryforwards.........................................                        $ 10,296                       $ 11,085
Percentage depletion
  Carryforwards.........................................                             271                            271
Alternative minimum
   tax credit carryforwards.............................                             725                          1,150
Property, plant and
  equipment.............................................                           9,551                         10,646
State income taxes......................................                           1,732                          1,901
                                                              --------------------------       ------------------------
Total deferred income tax
   assets...............................................                          22,575                         25,053
                                                              --------------------------       ------------------------

Valuation allowances....................................                         (19,836)                       (25,053)
                                                              --------------------------       ------------------------
Net deferred income tax asset
  (liability)...........................................                        $  2,739                       $    ---
                                                              ==========================       ========================

     At December 31, 1999, the Company determined that it is more likely than not that a portion of the deferred tax assets will not be realized and the valuation allowance was adjusted by $5.2 million to a total valuation allowance of $19.8 million.

     A tax benefit related to the exercise of employee stock options of approximately $324,000 was allocated directly to additional paid-in capital in 1998. Such benefit was not material in 1999 and prior periods.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


     Total income tax differs from the amount computed by applying the Federal income tax rate to income before income taxes and minority interest. The reasons for the differences are as follows:

                                                                                                    Six Month
                                                                                                    Transition
                                                             Year Ended         Year Ended         Period Ended      Fiscal Year
                                                             December 31,       December 31,       December 31,     Ended June 30
                                                                1999               1998               1997               1997
                                                             -----------        -----------        -------------    -------------

 Statutory Federal income tax rate.......................        34.0%              (34.0%)             34.0%            34.0%

 Increase (decrease) in tax rate
   resulting from:
   State income taxes, net of
   federal benefit.......................................         3.1%               (3.1%)              3.2%             1.3%

 Non-deductible travel and
   entertainment.........................................           .2%                0.1%              0.1%             0.5%
 Other...................................................          (.8%)               ---               ---              ---
 Change in valuation allowance...........................        (92.2%)              29.7%              ---              ---
                                                                 ------               ----             -----             ----
                                                                 (55.7%)              (7.3%)            37.3%            35.8%
                                                                 ======               ====             =====             ====

     The Company issued 3,400,000 shares of its common stock on July 20, 1994. As a result of the common stock issuance, the Company has undergone an ownership change. Therefore, the Company's ability to use a portion of its net operating loss ("NOL") carryforwards for federal income tax purposes is subject to limitations.

     Section 382 of the Internal Revenue Code significantly limits the amount of NOL and investment tax credit carryforwards that are available to offset future taxable income and related tax liability when a change in ownership occurs.

     At December 31, 1999, the Company had net operating loss carryforwards of approximately $30.2 million, which will expire in future years beginning in 2000.

9.   COMMITMENTS AND CONTINGENCIES

          Lease Commitments

     The minimum future payments under the terms of the Company's office space operating lease is as follows:

                  YEAR ENDED DECEMBER 31              ($ IN THOUSANDS)
                  ----------------------              ----------------
                           2000                             382
                           2001                             403
                           2002                             415
                           2003                             426
                           2004                             430

     Rent expense was $16,023 in 1999 and zero in prior years. Prior to October 1999, the Company was not responsible for office rental as the administration services contract with Torch at the time included office space. Upon the new Torch Master Service Agreement in October 1999, Bellwether began paying office rent.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     Other  Commitments

     Under the Company's contract for production of oil in the Charapa field of Ecuador, the Company is required to execute a three year $11.8 million minimum investment program. In 2000, the first year of the commitment, the Company is budgeted to spend approximately $7.1 million in the Charapa field.

     Contingencies

     The Company has been named as a defendant in certain lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse impact on the Company.

     The Company was defendant in Cause No. C-4417-96-G;A.R. Guerra, et al. v. Eastern Exploration, Inc., et al. in the 370th Judicial District Court of Hidalgo County, Texas. On May 11, 1999, the trial court granted plaintiff's Motion of Summary Judgement and denied defendants' Motion of Summary Judgement. The trial court awarded plaintiffs in excess of $5.8 million on damages plus interest. The Company recently settled the case for the sum of $353,500 net to its interest.

10. Select Quarterly Financial Data (amounts in thousands, except per share data) (Unaudited):

                                                           Quarter Ended
                                   -----------------------------------------------------------------
                                      December 31,  September 30,    June 30,     March 31,
                                         1999          1999            1999          1999
                                   ------------------------------------------------------------------
Revenues                                  $24,556     $17,696         $15,264        $13,231
Operating income   (loss)
                                          $ 7,283     $  (463)        $   123        $(1,284)
Net income (loss)                         $ 9,972     $     2         $   123        $(1,284)
Earnings (loss) per
  common share                            $  0.72     $  0.00         $  0.01        $ (0.09)
Earnings (loss) per
  common shares -
  diluted                                 $  0.71     $  0.00         $  0.01        $ (0.09)


                                                              Quarter Ended
                                   ------------------------------------------------------------------
                                      December 31,     September 30,      June 30,     March 31,
                                           1998            1998             1998          1998
                                   ------------------------------------------------------------------
Revenues                                 $ 15,943       $19,034           $20,953       $19,837
Operating income
  (loss)                                 $(82,812)      $  (283)          $   399       $  (624)
Net income (loss)                        $(76,919)      $  (187)          $   247       $  (392)
Earnings (loss) per
   common share                          $  (5.55)      $ (0.01)          $  0.02       $ (0.03)
Earnings (loss) per common share
   common share-
   diluted                               $  (5.55)      $ (0.01)          $  0.02       $ (0.03)

     The quarter ended December 31, 1998 reflects a $73.9 million full cost ceiling impairment, which resulted from low oil and gas prices at December 31, 1998.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     The quarter ended December 31, 1999 reflects increased oil and gas prices and increased production levels as result of increased drilling activities and the acquisition of Gulf of Mexico and New Mexico properties in the last half of 1999. In addition, the Company recognized a $2.7 million tax asset based upon increased future net reserves.

11.  SEGMENT REPORTING

     The Company has recently acquired interests in Ecuador and the Ukraine. (See Note) Relative to the Charapa field in Ecuador, capital expenditures as of December 31, 1999 totaled $843,000 primarily incurred for contract negotiation, development planning and accumulation of necessary tools, supplies and equipment. Field operations commenced in January of 2000. A loss of $172,000 for the year ended December 31, 1999 is attributable to Ecuadorian operations due to the recognition of start up costs and other administrative expenses.

     The Company's Ukrainian interests were acquired December 30, 1999 through an acquisition of a controlling interest in the preferred stock of Carpatsky Petroleum Inc. At December 31, 1999 Bellwether's consolidated financial statements reflected $4.6 million in Investment in Outside Companies identified to the Ukrainian interests. No revenues or expenses related to the Ukrainian operations were recognized by the Company for the year ended December 31, 1999.

12.  SUPPLEMENTAL INFORMATION - (Unaudited)

     OIL AND GAS PRODUCING ACTIVITIES:

     Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production are based primarily upon reserve reports prepared by the independent petroleum engineering firm Ryder Scott Company for fiscal 1999 and 1998 and the transition period 1997 and the year ended June 30, 1997. These estimates are inherently imprecise and subject to substantial revision.

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

     There are no reserves associated with the Company's Ukrainian investments as such amounts were immaterial at December 31, 1999.

     COSTS INCURRED (IN THOUSANDS)



                                                                                        Six Month
                                      Year Ended December 31,                           Transition
                          ---------------------------------------------------          Period Ended
                                                                                       December 31,         Fiscal Year Ended
                                    1999                      1998                         1997               Junne 30, 1997
                          -------------------------    ----------------------    ----------------------     --------------------
United States:
--------------
Property acquisition:.....
  Proved properties.......        $22,428                   $   617                       $ 3,281                  $138,984
  Unproved properties.....          2,406                        52                           326                     1,002
Exploration...............          7,264                    16,186                         3,274                     1,576
  Unproved properties.....          6,788                     8,736                         1,879                       ---
Development...............         16,852                    14,397                        10,453                    14,032
                                  -------                   -------                       -------                  --------
                                  $55,738                   $39,988                       $19,213                  $155,594
                                  -------                   -------                       -------                  --------
Latin America:
---------------
Property acquisition:.....
  Proved properties.......        $   651                   $   ---                       $   ---                   $   ---
  Unproved properties.....            404                       191                           ---                       ---
Exploration...............            ---                       ---                           ---                       ---
Development...............            ---                       ---                           ---                       ---
                                  -------                   -------                       -------                   -------
                                  $ 1,055                   $   191                       $   ---                   $   ---
                                  -------                   -------                       -------                   -------
Worldwide:
----------
Property acquisition:
  Proved properties.......        $23,079                   $   617                       $ 3,281                   $138,984
  Unproved properties.....          2,810                       243                           326                      1,002
Exploration...............          7,264                    16,186                         3,274                      1,576
  Unproved properties.....          6,788                     8,736                         1,879                      1,002
                                  -------                   -------                       -------                   --------
Development...............         16,852                    14,397                        10,453                     14,032
                                  -------                   -------                       -------                   --------
                                  $56,793                   $40,179                       $19,213                   $155,594
                                  =======                   =======                       =======                   ========

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

     CAPITALIZED COSTS (IN THOUSANDS):


                                                                               Year Ended December 31,
                                                         ----------------------------------------------------------------
                                                                       1999                               1998
                                                         -----------------------------      -----------------------------
United States:
--------------
Proved properties...................................                         $ 328,453                          $ 280,286
Unproved properties.................................                            16,325                              8,754
                                                         -----------------------------      -----------------------------

Total capitalized costs.............................                           344,778                            289,040
Accumulated depreciation, depletion,
amortization and impairment.........................                          (221,092)                          (193,445)
Net capitalized costs...............................                         $ 123,686                          $  95,595
                                                         -----------------------------      -----------------------------

Latin America:
--------------
Proved properties...................................                         $     842                          $     ---
Unproved properties.................................                               404                                191
                                                         -----------------------------      -----------------------------

Total capitalized costs.............................                             1,246                                191
Accumulated depreciation, depletion,
amortization and impairment.........................                               ---                                ---
Net capitalized costs...............................                         $   1,246                          $     191
                                                         -----------------------------      -----------------------------

Worldwide:
----------
Proved properties...................................                         $ 329,295                          $ 280,286
Unproved properties.................................                            16,729                              8,945
                                                         -----------------------------      -----------------------------

Total capitalized costs.............................                           346,024                            289,231
Accumulated depreciation, depletion,
amortization and impairment.........................                          (221,092)                          (193,445)
Net capitalized costs...............................                         $ 124,932                          $  95,786
                                                         =============================      =============================

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Results of operations for producing activities (in thousands):

                                                                                                 Six Month              Fiscal
                                                    Year Ended          Year Ended           Transition Period        Year Ended
                                                   December 31,         December 31,         Ended December 31,        June 30,
                                           -----------------------  -------------------   ----------------------  -----------------
                                                      1999 (1)              1998                   1997                   1997
                                          ------------------------  -------------------   ----------------------  -----------------
Revenues from oil and gas
  producing activities....................       $ 67,948                  $ 73,217                $44,163               $39,067

Production costs..........................         21,532                    25,381                 13,836                11,437

Income tax................................          8,820                       ---                  5,379                 4,529

Impairment expense........................            ---                    73,899                    ---                   ---

Depreciation, depletion and
 amortization.............................         22,643                    38,548                 15,831                14,691
                                                ---------                 ---------               --------              --------
Results of operations from producing
  activities  (excluding corporate
  overhead and interest costs)............       $ 14,953                  $(64,611)               $ 9,117               $ 8,410
                                                 ========                  ========                =======               =======


    1) Ecuador and Ukraine activities did not commence production until 2000; therefore, no information for International operations is disclosed.

Per unit sales prices and costs:                                                                 Six Month
                                                                                             Transition Period            Fiscal
                                                  Year Ended                Year Ended             Ended                Year Ended
                                                 December 31,              December 31,        December 31,              June 30,
                                              ------------------         -----------------   ------------------       -------------
                                                   1999 (2)                    1998                 1997                    1997
                                              ------------------         -----------------   -------------------      --------------
Average sales price: (1)
  Oil (per barrel)........................        $  12.77                    $11.64                $16.52                $17.41
  Gas (per MCF)...........................        $   2.18                    $ 2.18                $ 2.39                $ 2.29

Average production cost per
  equivalent MCF..........................        $    .68                    $  .72                $  .79                $  .73

Average unit depletion rate
  per equivalent MCF......................        $    .72                    $ 1.10                $  .90                $  .94

1) Average sales price is inclusive of the effect of natural gas and crude oil price swaps, which decreased revenues $4 million in 1999, increased revenues $3.6 million in 1998, decreased revenues $1.6 million in transition period 1997 and decreased revenues $18,000 in fiscal year ended June 30, 1997.
2) Ecuador and Ukraine activities commenced production in 2000; therefore, price and cost information is not disclosed.

The Company's estimated total proved and proved developed reserves of oil and gas as follows:

                                         Year Ended                              Year Ended
      Description                    December 31, 1999                        December 31, 1998
---------------------  -----------------------------------------   ----------------------------------
                               Oil          NGL          Gas           Oil      NGL          Gas
                             (MBBL)       (MBBL)        (MMCF)       (MBBL)     (MBBL)      (MMCF)
                       -----------------------------------------   ----------------------------------
United States
-------------
Proved reserves at
   Beginning of period.       8,489        1,573       111,585       12,238     2,571       125,960
Revisions of previous
   estimates...........       2,671          798          (767)      (2,473)   (1,032)       (5,944)
Extensions and                  499          ---        11,636          813       225         9,416
 discoveries...........
Production.............      (1,831)        (249)      (18,965)      (2,106)     (191)      (21,302)
Sales of reserves
 in-place..............        (262)         (60)       (6,754)          (4)      ---          (167)
Purchase of reserves
 in-place..............       1,261            7        33,344           21       ---         3,622
                             ------        -----        ------       ------     -----       -------
  Proved reserves at end
 of period.............      10,827        2,069       130,079        8,489     1,573       111,585
                             ======        =====       =======       ======     =====       =======
Proved developed reserves -
  Beginning of period..       8,021        1,554       106,253       11,153     2,460       119,270
                             ======        =====       =======       ======     =====       =======
  End of period........       9,990        2,032       108,491        8,021     1,554       106,253
                             ======        =====       =======       ======     =====       =======
Latin America (1)
-----------------
Purchase of reserves
 in-place...............      3,884          ---           ---          ---       ---           ---
                             ------        -----        ------       ------      ----        ------
Proved developed reserves -
  Beginning of period...        ---          ---           ---          ---       ---           ---
                             ======        =====        ======       ======      ====        ======
  End of period.........        245          ---           ---          ---       ---           ---
                             ======        =====        ======       ======      ====        ======
 Worldwide:
 ----------
 Proved reserves at beginning
  of period.............      8,489        1,573       111,585       12,238     2,571       125,960
 Revisions of previous
  estimates.............      2,671          798          (767)      (2,473)   (1,032)       (5,944)
 Extensions and
  discoveries..........         499          ---        11,636          813       225         9,416
 Production............      (1,831)        (249)      (18,965)      (2,106)     (191)      (21,302)
 Sales of reserves
  in-place.............        (262)         (60)       (6,754)          (4)      ---          (167)
 Purchase of reserves
  in-place.............       5,145            7        33,344           21       ---         3,622
                            -------       ------       -------       ------    ------       -------
 Proved reserves at end of
  year.................      14,711        2,069       130,079        8,489     1,573       111,585
                            =======       ======       =======       ======     =====       =======
  Proved developed
  reserves-
    Beginning of year..       8,021        1,554       106,253       11,153     2,460       119.270
                            =======       ======       =======       ======     =====       =======
    End of year........      10,235        2,032       108,491        8,021     1,554       106,253
                            =======       ======       =======       ======     =====       =======

(1) The Company's Latin American reserves are pursuant to a contract with the Ecuadorian government under which the Company does not own the reserves but has a contractual right to produce the reserves and receive revenues.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

Reserves continued:

                                   Six Month Transition Period
                                        Ended December 31,                      Fiscal Year Ended June 30,
-----------------------      -----------------------------------------    ---------------------------------------
      Description                             1997                                        1997
-----------------------      -----------------------------------------    ---------------------------------------
                                 Oil          NGL          Gas               Oil            NGL           Gas
                                (MBBL)       (MBBL)        (MMCF)            (MBBL)        (MBBL)         (MMCF)
                             ------------------------------------------   ----------------------------------------

Worldwide:
-----------
Proved reserves at beginning
 of period..................     12,007        4,023       127,940             1,808           ---        33,194
Revisions of previous
 estimates..................      1,246       (1,417)        1,599            (1,187)         2,435       (2,773)
Extensions and discoveries..        641           52         4,869               658             52        4,202
Production..................       (967)         (87)      (11,193)             (854)           ---      (10,552)
Sales of reserves
 in-place...................       (694)         ---          (642)           (1,260)           ---      (16,194)
Purchase of reserves
 in-place...................          5          ---         3,387            12,842           1,536     120,063
                                -------       ------       -------            ------          ------     -------
Proved reserves at end
 of period..................     12,238        2,571       125,960            12,007           4,023     127,940
                                =======       ======       =======            ======          ======     =======
Proved developed reserves-
  Beginning of year.........     10,162        3,705       117,914             1,494             ---      22,696
                                =======       ======       =======            ======          ======     =======
  End of year...............     11,153        2,460       119,270            10,162           3,705     117,914
                                =======       ======       =======            ======          ======     =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


Discounted future net cash flows (in thousands)

     The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves shown below:


                                                                                   Six Month
                                                                                Transition Period          Fiscal
                                              Year Ended          Year Ended         Ended              Year Ended June
                                              December 31,        December 31,     December 31,               30,
                                            ----------------   ---------------- --------------------  --------------------
                                                 1999                 1998              1997                 1997
                                            -----------------  ---------------- --------------------  ---------------------
United States
-------------
Future Cash Flow.......................         $ 535,605           $ 328,285           $ 517,323            $ 529,928
Future Future production costs.........          (202,800)           (132,108)           (191,988)            (183,479)
Future income taxes....................           (23,234)                ---             (48,594)             (59,419)
Future development costs...............           (54,034)            (29,609)            (33,197)             (32,237)
                                                ---------           ---------           ---------            ---------
Future net cash flows..................           255,537             166,568             243,544              254,793
10% discount factor....................           (63,933)            (50,588)            (57,829)             (67,300)
                                                ---------           ---------           ---------            ---------
Standardized future net cash flows.....         $ 191,604           $ 115,980           $ 185,715            $ 187,493
                                                =========           =========           =========            =========
Latin America
-------------
Future Cash Flow.......................         $  88,089           $     ---           $     ---            $     ---
Future production costs................           (34,534)                ---                 ---                  ---
Future income taxes....................            (9,860)                ---                 ---                  ---
Future development costs...............           (13,273)                ---                 ---                  ---
                                                ---------           ---------           ---------            ---------
Future net cash flows..................            30,422                 ---                 ---                  ---
10% discount factor....................           (17,138)                ---                 ---                  ---
                                                ---------           ---------           ---------            ----------
Standardized future net cash flows.....         $  13,284           $     ---           $     ---            $     ---
                                                =========           =========           ==========           ==========
Worldwide:
----------
Future Cash Flow.......................         $ 623,694           $ 328,285           $ 517,323            $ 529,928
Future production costs................          (237,334)           (132,108)           (191,988)            (183,479)
Future income taxes....................           (33,094)                ---             (48,594)             (59,419)
Future development costs...............           (67,307)            (29,609)            (33,197)             (32,237)
                                                ---------           ---------            --------            ---------
Future net cash flows..................           285,959             166,568             243,544              254,793
10% discount factor....................           (81,071)            (50,588)            (57,829)             (67,300)
                                                ---------           ---------           ---------            ---------
Standardized future net cash flows.....         $ 204,888           $ 115,980           $ 185,715            $ 187,493
                                                =========           =========           =========            =========

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                                                       Year Ended December 31, 1999
                                                            -----------------------------------------------------------------------
                                                                     Latin                    United                     World
                                                                    America                   States                      Wide
                                                            -----------------------     -----------------------     ---------------
Standardized measure - beginning of year................             $   ---                   $115,980                  $115,980
Sales, net of production costs..........................                 ---                    (50,430)                  (50,430)
Purchases of reserves in-place..........................              17,431                     40,488                    57,919
Net change in prices and production costs...............                 ---                     40,736                    40,736
Net change in income taxes..............................              (4,147)                       ---                    (4,147)
Extensions, discoveries and improved
  recovery, net of future production and
  development costs.....................................                 ---                      23,497                   23,497
Changes in estimated future development
  costs.................................................                 ---                      (3,304)                  (3,304)
Development costs incurred during the
  period................................................                 ---                       8,930                    8,930
Revisions of quantity estimates.........................                 ---                      20,565                   20,565
Accretion of discount...................................                 ---                      11,598                   11,598
Sales of reserves in-place..............................                 ---                      (6,575)                  (6,575)
Changes in production rates and other...................                 ---                      (9,881)                  (9,881)
                                                                     -------                    --------                 --------
Standardized measure - end of year......................             $13,284                    $191,604                 $204,888
                                                                     =======                    ========                 ========

                                                                                                                  Six Month
                                                                                                              Transition Period
                                                                                   Year Ended December              Ended
                                                                                            31                   December 31
                                                                                   ----------------------     --------------------
                                                                  1998                       1997                      1997
                                                          ---------------------     ----------------------     --------------------
Standardized measure - beginning of year........                 $185,715                   $187,493                 $ 45,188
Sales, net of production costs..................                  (44,264)                   (30,327)                 (27,630)
Purchases of reserves in-place..................                    3,379                      4,117                  151,836
Net change in prices and production costs.......                  (55,408)                    (3,922)                  22,599
Net change in income taxes......................                   14,517                      8,706                  (20,265)
Extensions, discoveries and improved
  recovery, net of future production and
  development costs.............................                    8,255                     10,769                   12,555
Changes in estimated future development
  costs.........................................                    4,542                     (3,588)                  (3,034)
Development costs incurred during the
  period........................................                   11,244                      6,662                    9,124
Revisions of quantity estimates.................                  (20,520)                       569                   27,102
Accretion of discount...........................                   18,572                     18,749                    4,518
Sales of reserves in-place......................                     (260)                    (4,602)                 (16,140)
Changes in production rates and other...........                   (9,792)                    (8,911)                 (18,360)
                                                                 --------                   --------                 --------
Standardized measure - end of year..............                 $115,980                   $185,715                 $187,493
                                                                 ========                   ========                 ========

     The discounted future cash flows above were calculated using NYMEX equivalent prices of $25.60, $12.05, $18.32 and $19.80 per barrel and $2.33, $2.15, $2.58 and $2.35 per MMBTU, for December 31, 1999, 1998 and 1997 and
June 30, 1997, respectively, adjusted to the wellhead to reflect adjustments for transportation, quality and heating content.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On or about June 18, 1997 the Company replaced the firm of Deloitte and Touche, LLP as its principal independent accountant and auditors to audit all the Company's financial statements with the firm of KPMG LLP. The decision to make this change was influenced by the acquisition of Partnership properties and interests, which were previously audited by KPMG LLP. The Company does not and has not during the past three years had disagreements with Deloitte and Touche LLP or KPMG LLP concerning their audit or application of accounting principles according to GAAP.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1999. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 1999. Such information is incorporated herein by reference.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

10.1 Administrative Services Agreement with Torch Energy Advisors Incorporated commencing January 1, 1994 (incorporated by reference to Exhibit 94-10-3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1994)

10.2 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement No. 33-76570)

10.3 Registration Rights Agreement among the Company, Allstate Insurance Company and the former owners of Odyssey Partners, Ltd. (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No. 33-76570)

10.4 Assignment of gas purchase contract from Texas Gas Transmission Corporation to Bellwether (incorporated by reference to Exhibit 96-10-4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997)

10.5 Acquisition Agreement dated March 31, 1997 among Bellwether Exploration Company, Program Acquisition Company and the other parties thereto. (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-21813) filed on April 3, 1997)

10.6 Credit Agreement dated April 21, 1997 among the Company, Odyssey Petroleum Company, Black Hawk Oil Company, 1989-I TEAI Limited Partnership, Morgan Guarantee Trust Company of New York, as administrative Agent, and certain banking institutions (incorporated by reference to the Company's Form 8-K Current Report as filed with the Commission on April 23, 1997)

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


10.7 Purchase and Sale Agreement dated June 9, 1997 among Bellwether Exploration Company, Black Hawk Oil Company, 1988-II TEAI Limited Partnership, 1989-I TEAI Limited Partnership, TEAI Oil and Gas Company, and the other parties thereto as Sellers, and Jay Resources Corporation as Buyer (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.8 Employment contract dated June 1, 1998 between the Company and J. Darby Sere' (incorporated by reference to Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 1998).

10.9 Employment contract dated June 1, 1998 between the Company and William C. Rankin (incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1998).

11.10 Purchase and Sale Agreement dated June 11, 1999 between Bellwether Exploration Company as Buyer and Energen Resources MAQ, Inc. as Seller (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-Q for the quarter ended June 30, 1999.)

11.11 Separation contract dated August 9, 1999 between the Company and J. Darby Sere' (incorporated by reference to Exhibit 10.16 to the Company's Report on 10Q for the quarter ended June 30, 1999.

11.12  Separation contract dated August 9, 1999 between the Company and William
       C. Rankin (incorporated herein by reference to Exhibit 10.17 to the Company's Report on 10-Q for the quarter ended June 30, 1999.

11.13 Employment Contract dated August 1, 1999 between the Company and J.P. Bryan (incorporated herein by reference to Exhibit 10.18 to the Company's Report on 10-Q for the quarter ended September 30, 1999).

11.14 Securities Purchase Agreement dated December 29, 1999 by and between the Company and Carpatsky Petroleum, Inc. - included herewith.

11.15 Master Services Agreement dated October 1, 1999 between the Company and Torch Operating Company, Torch Energy Marketing, Inc., Torch Energy Advisors, Inc. and Novistar, Inc., - included herewith.

11.16 Contract for the Production of Crude Oil and Additional Hydrocarbon Exploration in the Charapa Marginal Field of Petroecuador between the Company in Consortium with Tecnipetrol, Inc. and the Ecuadorian State Oil Company, Petroecuador - included herewith.

11.17 Master Service Agreement between the Company and Tecnie S.A.C. dated November 1, 1999 - included herewith.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


16.1 Letter from predecessor auditors regarding change in certifying accountant (incorporated by reference to Exhibit 16-1 to the Company's Form 8K/A-1 dated July 8, 1997)

21.1 Subsidiaries of Bellwether Exploration Company - Included herewith.

23   Consents of experts:

23.2 Consent of Ryder Scott Company

23.3 Consent of KPMG LLP

27   Financial Data Schedule

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                        BELLWETHER EXPLORATION COMPANY


                                         /s/ J. P. Bryan
                                         -------------------
                                         J. P. BRYAN
                                         Chairman of Board of Directors and
                                         Chief Executive Officer


Dated March 24, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

          SIGNATURES            TITLE                     DATE


/s/ J. P. Bryan             Chairman of Board of      March 24, 2000
--------------------        Directors and Chief
J. P. Bryan                 Executive Officer


/s/ Robert Bensh            Senior Vice President -   March 24, 2000
--------------------        Finance
Robert Bensh


/s/ Dr. Jack Birks
--------------------        Director                  March 24, 2000
Dr. Jack Birks


/s/ Judith Allen
--------------------        Director                  March 24, 2000
Judith Allen


/s/ Vincent H. Buckley
-----------------------     Director                  March 24, 2000
Vincent H. Buckley


/s/ Habib Kairouz
--------------------        Director                  March 24, 2000
Habib Kairouz


/s/ A. K. McLanahan
--------------------        Director                  March 24, 2000
A. K. McLanahan


/s/ Townes G. Pressler
----------------------      Director                  March 24, 2000
Townes G. Pressler