Form 10-Q
period 2000-03-31
BELLWETHER EXPLORATION CO
filed 2000-05-15
CIK 319459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
    X           Quarterly Report Pursuant to Section 13 or 15(d) of the
----------              Securities Exchange Act of 1934
                     FOR THE QUARTER ENDED MARCH 31, 2000

                                       or

----------     Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

            For the Transition Period From __________ to __________

                         Commission file number 0-9498



                        BELLWETHER EXPLORATION COMPANY
            (Exact name of registrant as specified in its charter)



           Delaware                                      74-0437769
(State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

1331 Lamar, Suite 1455  Houston, Texas                   77010-3039
(Address of principal executive offices)                 (ZIP Code)

       Registrant's telephone number, including area code: (713) 650-1025

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        -     ----

As of May 4, 2000, 13,864,398 shares of common stock of Bellwether Exploration Company were outstanding.

                         BELLWETHER EXPLORATION COMPANY


                                     INDEX




PART I.   FINANCIAL INFORMATION                                                 Page #

ITEM 1.  Financial Statements
         Condensed Consolidated Balance Sheets:
              March 31, 2000 (Unaudited) and December 31,1999................       3
         Condensed Consolidated Statements of Operations (Unaudited):
              Three months ended March 31, 2000 and 1999.....................       5
         Condensed Consolidated Statements of Cash Flows (Unaudited):
              Three months ended March 31, 2000 and 1999.....................       6
         Notes to Condensed Consolidated Financial Statements (Unaudited)....       8

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................      12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........      16

PART II.  OTHER INFORMATION..................................................      17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                     ASSETS

                                                                 March 31,       December 31,
                                                                   2000              1999
                                                              -------------      -------------
                                                                (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents..................................      $     112         $   6,101
Accounts receivable and accrued revenues...................         16,954            14,354
Prepaid expenses and other.................................          2,368             1,562
                                                                  --------         ---------
   Total current assets....................................         19,434            22,017
                                                                  --------         ---------

PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost)
    United States - Unproved properties of  $17,776 and
     $16,325 excluded from amortization as of March 31,
     2000 and December 31, 1999, respectively..............        365,483           344,778
    Latin America - Unproved properties of $728 and $404
     excluded from amortization as of March 31, 2000 and
     December 31, 1999, respectively.......................          2,029             1,246

Gas plant facilities.......................................         17,808            17,775
                                                                 ---------         ---------
                                                                   385,320           363,799
Accumulated depreciation, depletion, amortization and
   impairments.............................................       (234,404)         (227,226)
                                                                 ---------         ---------
                                                                   150,916           136,573
                                                                 ---------         ---------

Leasehold, furniture and equipment.........................          1,041               438
Accumulated depreciation...................................           (116)              (74)
                                                                 ---------         ---------
                                                                       925               364
                                                                 ---------         ---------

INVESTMENTS IN OUTSIDE COMPANIES...........................          4,554             4,554

NOTES RECEIVABLE...........................................            663               ---

DEFERRED INCOME TAXES......................................         20,545             2,739

OTHER ASSETS...............................................          5,425             5,514
                                                                 ---------         ---------
                                                                 $ 202,462         $ 171,761
                                                                 =========         =========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        March 31,          December 31,
                                                                          2000                 1999
                                                                    ---------------      ---------------
                                                                       (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities.......................          $ 20,623             $ 18,247
                                                                       ----------           ----------
 Total current liabilities.....................................            20,623               18,247
                                                                       ----------           ----------
LONG-TERM DEBT.................................................           134,900              130,000

OTHER LIABILITIES..............................................               200                  200

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
 none issued...................................................               ---                  ---
Common stock, $0.01 par value, 30,000,000 shares authorized,
 13,864,291 and 13,857,791 shares issued and outstanding at
 March 31, 2000 and December 31, 1999, respectively............               142                  142
Additional paid-in capital.....................................            80,490               80,455
Retained earnings (deficit)....................................           (31,988)             (55,378)
Treasury stock, at cost, 311,000 shares........................            (1,905)              (1,905)
                                                                       ----------           ----------
  Total stockholders' equity...................................            46,739               23,314
                                                                       ----------           ----------
                                                                         $202,462             $171,761
                                                                       ==========           ==========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                 Three Months Ended
                                                                     March 31,
                                                        ---------------------------------------
                                                            2000                  1999
                                                          --------              ---------
REVENUES:
 Oil and gas revenues..............................       $ 23,667               $12,727
 Gas plant operations, net.........................            654                   221
 Interest and other income.........................            224                   283
                                                          --------               -------
                                                            24,545                13,231
                                                          --------               -------

COST AND EXPENSES:
 Production expenses...............................          6,314                 5,612
 Depreciation, depletion and amortization..........          7,290                 4,680
 General and administrative expenses...............          1,876                 1,394
 Interest expense..................................          3,409                 2,829
                                                          --------               -------
                                                            18,889                14,515
                                                          --------               -------

Income (loss) before income taxes..................          5,656                (1,284)

Income tax expense (benefit).......................        (17,734)                  ---
                                                          --------               -------

NET INCOME (LOSS)..................................       $ 23,390               $(1,284)
                                                          ========               =======

Net income (loss) per share........................       $   1.69               $  (.09)
                                                          ========               =======

Net income (loss) per share-diluted................       $   1.67               $  (.09)
                                                          ========               =======
Weighted average common shares
 outstanding.......................................         13,859                13,854
                                                          ========               =======
Weighted average common shares outstanding-
 diluted...........................................        14,031                 13,854
                                                          =======                =======


     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                   Three Months Ended
                                                                                      March 31,
                                                                          ---------------------------------
                                                                                2000                1999
                                                                          ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)....................................................          $ 23,390           $(1,284)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation, depletion and amortization........................             7,517             4,886
     Deferred income taxes...........................................           (17,806)              ---
                                                                           ------------       -----------
                                                                                 13,101             3,602
Change in assets and liabilities:
 Accounts receivable and accrued revenue.............................            (2,600)              913
 Accounts payable and other liabilities..............................             2,376              (301)
 Due from (to) related parties.......................................               ---              (973)
 Other...............................................................            (1,057)              890
                                                                           ------------       -----------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.....................            11,820             4,131
                                                                           ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Additions to properties and facilities..............................           (21,543)           (7,796)
 Additions to leasehold, furniture and equipment.....................              (603)              (12)
 Notes receivable....................................................              (663)              ---
 Proceeds from sales of properties...................................                65               (80)
                                                                           ------------       -----------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES.........................           (22,744)           (7,888)
                                                                           ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings............................................            16,900             4,500
 Payments of long-term debt..........................................           (12,000)              ---
 Exercise of stock options...........................................                35               ---
 Purchase of treasury shares.........................................               ---                (1)
                                                                           ------------       -----------
 NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES.....................             4,935             4,499
                                                                           ------------       -----------

 Net (decrease) increase in cash and cash equivalents................            (5,989)              742
 Cash and cash equivalents at beginning of period....................             6,101                10
                                                                           ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................          $    112           $   752
                                                                           ============       ===========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                             (Amounts in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                       2000            1999
                                                      ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest..........................................     $ 633         $  87

 Income taxes......................................     $  41         $  ---



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 2000 and December 31, 1999, and the results of operations and changes in cash flows for the periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1999 Form 10-K of Bellwether Exploration Company ("the Company") that was filed with the Securities and Exchange Commission on March 24, 2000.

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

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


2.  STOCKHOLDERS' EQUITY

     SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the three months ended March 31, 1999, diluted earnings per common share were not calculated since the issuance or conversion of additional securities would have an antidilutive effect.

 SFAS NO. 128 RECONCILIATION  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                            For the Three Months Ended              For the Three Months Ended
                                                  March 31, 2000                            March 31, 1999
                                   ---------------------------------------    -----------------------------------------
                                      Income        Shares       Per Share    Income (Loss)     Shares       Per Share
                                   (Numerator)   (Denominator)     Amount      (Numerator)    (Denominator)    Amount
                                   ------------  -------------   ---------    -------------   -------------  ----------

INCOME (LOSS) PER COMMON SHARE:
Income (loss) available to common
 stockholders...................   $23,390        13,859           $1.69      $(1,284)        13,854         $(.09)
                                                                   =====                                     ======

EFFECT OF DILUTIVE SECURITIES:
Options and Warrants............   $   ---           172                      $   ---            ---
                                   -------        ------                      -------         ------

INCOME (LOSS) PER COMMON
 SHARE-DILUTED:
Income (loss) available to common
 stockholders and assumed
 conversions....................   $23,390        14,031           $1.67      $(1,284)        13,854         $(.09)
                                   =======        ======           =====      =======         ======         =====

     Options and warrants on 1,000 shares of common stock were not included in computing diluted loss per share for March 31, 1999, because their effects were antidilutive.

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of March 31, 2000, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

3.   LONG TERM DEBT

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which currently has a borrowing base of $55.0 million and a maturity date of November 5, 2003. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 0.875% to LIBOR plus 1.25% based upon the borrowing base usage. As of March 31, 2000 there were $34.9 million borrowings outstanding under the Senior Credit Facility and available borrowing capacity of $12.8 million, net of outstanding lines of credit of $7.3 million.

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

     Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from April 1, 2000 to October 1, 2000 is 10.33%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.875% thereafter.

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

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


5.   NATURAL GAS AND CRUDE OIL HEDGING

     Oil and gas revenues decreased $1.2 million and $13,000 in the three months ended March 31, 2000 and 1999, respectively, as a result of hedging activity.

     Since year end 1999, the Company has entered into additional swap contracts as follows:


    OIL HEDGES
    ----------

                                                                     NYMEX     NYMEX
             PERIOD                 BBLS     TOTAL BBLS     TYPE     PRICE     PRICE
                                   PER DAY                           FLOOR    CEILING
-------------------------------------------------------------------------------------
July 2000-Sept. 2000                 4,000      368,000   Collar*    $22.25    $24.75
-------------------------------------------------------------------------------------
Oct. 2000-Dec. 2000                  4,000      368,000   Collar**   $23.00    $25.00
-------------------------------------------------------------------------------------


    GAS HEDGES
    ----------

                                                                     NYMEX     NYMEX
             PERIOD                 MCF      TOTAL MCF      TYPE     PRICE     PRICE
                                   PER DAY                           FLOOR    CEILING
-----------------------------------------------------------------------------------------
April 2000-Oct. 2000                35,000    7,490,000   Collar     $2.30     $2.84
-----------------------------------------------------------------------------------------
Nov. 2000- March 2001               20,000    3,020,000   Collar     $2.30     $3.35
-----------------------------------------------------------------------------------------
April 2001-Oct. 2001                30,000    6,420,000   Collar     $2.30     $2.88
-----------------------------------------------------------------------------------------

* This agreement includes a put at $17.25 per barrel with a $0.50 cost per barrel
** This agreement includes a put at $18.00 per barrel

     The fair value at March 31, 2000 of all swap agreements was an unrealized loss of $1.2 million.

6.   INCOME TAXES

     At December 31, 1999 the Company had a tax valuation allowance of $19.8 million against its deferred tax assets. As of March 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices, and the valuation allowance was removed. The $19.8 million benefit recorded for the removal of the valuation allowance was offset by a $2.1 million deferred tax liability that was generated during the three months ended March 31, 2000, resulting in an overall tax benefit of $17.7 million for the quarter.

                         BELLWETHER EXPLORATION COMPANY

ITEM 2.         Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Liquidity and Capital Resources

The Company strives to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company employs an integrated interdisciplinary team approach to a balanced program of strategic acquisitions of producing oil and gas properties and technology driven development and exploration activities. The funding of these activities has historically been provided by operating cash flows, bank financing, equity placements and sale of non-core assets. The Company invested $21.5 million in oil and gas properties for the three months ended March 31, 2000 versus $7.8 million for the same period in 1999. Cash flows from operations before changes in assets and liabilities were $13.1 million for the three months ended March 31, 2000 compared to $3.6 million provided by operating activities in the same period of 1999. In the latter half of 1999, the Company began an aggressive drilling program in order to reduce the declining reserve base. This strategy is reflected in the increased capital spending and corresponding increased cash flows as compared to the same period last year. At March 31, 2000, the Company had $12.8 million of available debt capacity under the Senior Credit Facility, net of $7.3 million in outstanding lines of credit.

2000 Capital Expenditures

During 2000, the Company anticipates investing approximately $55 million, primarily for development and exploratory drilling activities and leasehold and seismic acquisitions. The Company believes its cash flow provided by operating activities and borrowings under its credit facilities will be sufficient to meet these projected capital investments (See Note 3 of the Notes to Condensed Consolidated Financial Statements). The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

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

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Oil and Gas Property Accounting

The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three month periods ending March 31, 2000 or 1999.

Results of Operations

The following table sets forth certain operating information for the Company for the periods presented:

                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                         2000        1999
                                                    ---------------------------
Production:
  Oil and condensate (MBBLs)......................       562            520
  Natural gas (MMCF)..............................     5,008          4,785

Average sales price: (1)
  Oil and condensate (per BBL)....................    $19.32         $ 9.35
  Natural gas  (per MCF)..........................    $ 2.56         $ 1.64

Average costs:
  Production expenses (per BOE)...................    $ 4.52         $ 4.26
  General and administrative expense
     (per BOE)....................................    $ 1.34         $ 1.06
  Depreciation, depletion and amortization
     (per BOE)(2).................................    $ 4.95         $ 3.32

(1) Average sales prices include the effect of hedges, which decreased revenues by $1.2 million and $13,000 in the three month period s ended March 31, 2000 and 1999, respectively.
(2) Excludes depreciation, depletion and amortization on gas plants and other assets of $378,000 in the three month period in 2000, and of $306,000 in the three month period ended in 1999.

                        BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

Three Months Ended March 31, 2000 and 1999

Net income for the quarter ended March 31, 2000 was $23.4 million or $1.67 per share versus a net loss of $1.3 million or $.09 per share. A major contributor to the increase was a tax benefit in deferred taxes of $17.8 million resulting from the reversal of the Company's tax valuation allowance. Also contributing to the increase were higher oil and gas prices and increased oil and gas production as compared to the quarter ended March 31, 1999.

Oil and gas revenues for the three months ended March 31, 2000 were $23.7 million as compared to $12.7 million for the respective period in 1999. The 87% increase in oil and gas revenues is primarily due to increased oil and gas prices. Oil prices averaged $19.32 per barrel in the three month period ended March 31, 2000 as compared to $9.35 per barrel in the comparable period of 1999. This 107% increase in oil prices translates into a $5.2 million increase in oil revenues. Gas prices averaged $2.56 per mcf in the three month period ended March 31, 2000 as compared to $1.64 per mcf in the comparable period of 1999. This 56% increase in gas prices translates into a $4.4 million increase in gas revenues. Partially offsetting these pricing gains is a $1.2 million decrease in oil and gas revenues due to oil and gas hedges in place in the quarter ended March 31, 2000. Hedging activity resulted in a decrease in revenues of $13,000 for the same period of 1999.

Production volumes reflect an increase over normal declines as a result of the Gulf of Mexico and New Mexico properties purchased in the last half of 1999. In addition, we started production in our Ecuador Charapa field in February of 2000. Oil production increased 8% compared to the same quarter of 1999. The Company produced 562,000 and 520,000 barrels for the three month periods ended March 31, 2000 and 1999, respectively. Gas production increased 5% compared to the same quarter of 1999 with production of 5,008 and 4,785 million cubic feet
(MMcf) for the three month periods ended March 31, 2000 and 1999, respectively.

Net gas plant operating profit was $654,000 in the three months ended March 31, 2000 and $221,000 in the same period of 1999. While volumes were comparable to last year, the increased operating profit is primarily due to a 111% increase in prices. Liquid prices increased from $9.17 per barrel in the quarter ended March 31, 1999 to $19.33 per barrel in the quarter ended March 31, 2000.

Interest and Other Income decreased 21% from $283,000 at March 31, 1999 to $224,000 at March 31, 2000 primarily as a result of the write off of certain bad debts on receivables.

Production expenses for the three months ended March 31, 2000 totaled $6.3 million, or 13% above the $5.6 million for the three months ended March 31, 1999. On a per barrel equivalency basis (BOE), production expenses for the quarter ended March 31, 2000 increased to $4.52 per BOE as compared to $4.26 per
BOE in the period ended March 31, 1999.   Material expense workovers and
expenses associated with the new acquisitions in the Gulf of Mexico and New Mexico mentioned above resulted in increased production expenses in the current quarter.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Depreciation, depletion and amortization was $7.3 million for the three months ended March 31, 2000 and $4.7 million for the three month period ended March 31,
1999.   A portion of the increase is due to increased production rates while the remaining increase is due to the increased depreciation, depletion and amortization rate per BOE. Increased capital expenditures and future development costs resulted in the increased depreciation, depletion and amortization rate per BOE. Depreciation, depletion and amortization per BOE was $3.32 per BOE in 1999 and $4.95 per BOE in 2000.

General and administrative expenses totaled $1.9 million in the three months ended March 31, 2000 as compared to $1.4 million for the comparable period of
1999.   An increase in outsourcing costs from $.5 million to $1.0 million was
the major contribution to the increase.   In 1999, the Company was charged a
management fee under its then current outsourcing contract which was based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge in December 1998, the Company's total assets and resulting percentage of such assets were reduced. In addition, with the depressed oil and gas prices in the first quarter of 1999, management fees were
further reduced in such period.   In October 1999, the Company became party to a
new Master Services Agreement ("MSA") and six specific contracts which covered comparable outsourcing services as the 1999 contract. The new contracts have varying terms and fees, but overall management fees have increased to levels similar to 1998 management fee levels, a level management feels is appropriate. On a BOE basis, general and administrative expenses were $1.34 per BOE in the period ended March 31, 2000 and $1.06 per BOE in the period ended March 31, 1999.

Interest expense increased 21% to $3.4 million for the three months ended March 31, 2000 compared to $2.8 million in the same period of 1999. Increased interest rates and higher borrowings outstanding resulted in the increase.

At December 31, 1999 the Company had a tax valuation allowance of $19.8 million against its deferred tax assets. As of March 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices, and the valuation allowance was removed. The $19.8 million benefit recorded for the removal of the valuation allowance was offset by a $2.1 million deferred tax liability that was generated during the three months ended March 31, 2000, resulting in an overall tax benefit of $17.7 million for the quarter.


New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. As amended, this statement is effective for fiscal quarters beginning after January 1, 2001. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates. Since year end 1999, the Company has entered into additional swap contracts as follows:

    OIL HEDGES
    ----------

                                                                     NYMEX     NYMEX
             PERIOD                 BBLS     TOTAL BBLS     TYPE     PRICE     PRICE
                                   PER DAY                           FLOOR    CEILING
-------------------------------------------------------------------------------------
July 2000-Sept. 2000                 4,000      368,000   Collar*    $22.25    $24.75
-------------------------------------------------------------------------------------
Oct. 2000-Dec. 2000                  4,000      368,000   Collar**   $23.00    $25.00
-------------------------------------------------------------------------------------

    GAS HEDGES
    ----------

                                                                     NYMEX     NYMEX
             PERIOD                 MCF      TOTAL MCF      TYPE     PRICE     PRICE
                                   PER DAY                           FLOOR    CEILING
-----------------------------------------------------------------------------------------
April 2000-Oct. 2000               35,000   7,490,000     Collar     $2.30     $2.84
-----------------------------------------------------------------------------------------
Nov. 2000- March 2001              20,000   3,020,000     Collar     $2.30     $3.35
-----------------------------------------------------------------------------------------
April 2001-Oct. 2001               30,000   6,420,000     Collar     $2.30     $2.88
-----------------------------------------------------------------------------------------

* This agreement includes a put at $17.25 per barrel with a $0.50 cost per barrel
** This agreement includes a put at $18.00 per barrel

The fair value at March 31, 2000 of all swap agreements was an unrealized loss of $1.2 million. A 10% increase in prices would increase the loss by $4.3 million while a 10% decrease in prices would decrease the loss by $1.2 million.

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

                     10.18  Employment Contract dated April 1, 2000 between the
                            Company and Cliff M. West, Jr. - included herewith.
                     10.19  Employment Contract dated April 1, 2000 between the
                            Company and Robert J. Bensh - included herewith.
                     27     Financial Data Schedule

          b.  Reports on Form 8-K.
              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BELLWETHER EXPLORATION COMPANY
                                       ------------------------------
                                             (Registrant)


Date:  May 15, 2000      By: /s/ J.P. Bryan
      -------------          ------------------------------------------------
                             J. P. Bryan
                             Chairman and Chief Executive Officer


Date:    May 15, 2000    By: /s/ Robert J.Bensh
      ---------------        -------------------------------------------------
                             Robert J. Bensh
                             Senior Vice President and Chief Financial Officer