Form 10-Q
period 2000-06-30
BELLWETHER EXPLORATION CO
filed 2000-08-11
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                   FORM 10-Q

(Mark One)
  X         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
------                      Exchange Act of 1934


                      FOR THE QUARTER ENDED JUNE 30, 2000

                                      or

______      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

       Registrant's telephone number, including area code: (713) 495-3000

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

As of August 5, 2000, 13,917,898 shares of common stock of Bellwether Exploration Company were outstanding.

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------


                                     INDEX
                                     -----



PART I.   FINANCIAL INFORMATION                                                            Page #

    ITEM 1.  Financial Statements

             Condensed Consolidated Balance Sheets:
                June 30, 2000 (Unaudited) and December 31, 1999....................          3
              Condensed Consolidated Statements of Operations (Unaudited):
                Three and six months ended June 30, 2000 and June 30, 1999.........          5
              Condensed Consolidated Statements of Cash Flows (Unaudited):
                Six months ended June 30, 2000 and June 30, 1999...................          6
              Notes to Condensed Consolidated Financial Statements (Unaudited).....          8

    ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................         12

    ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk...........         19

PART II.      OTHER INFORMATION....................................................         20

                        PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
-------                      --------------------

                        BELLWETHER EXPLORATION COMPANY
                        ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Amounts in thousands)

                                     ASSETS
                                     ------

                                                                   June 30,              December 31,
                                                                    2000                    1999
                                                             ------------------      ------------------
                                                                  (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents....................................         $   4,356               $   6,101
Accounts receivable and accrued revenues.....................            19,086                  14,354
Prepaid expenses and other...................................             2,020                   1,562
                                                                     ----------              ----------
   Total current assets......................................            25,462                  22,017
                                                                     ----------              ----------

PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost)
    United States - Unproved properties of  $19,551 and
     $16,325 excluded from amortization as of June 30, 2000
     and December 31, 1999, respectively.....................           391,460                 344,778
    Latin America - Unproved properties of $1,769 and $404
     excluded from amortization as of  June 30, 2000 and
     December 31, 1999, respectively.........................             4,664                   1,246
Gas plant facilities.........................................            17,984                  17,775
                                                                     ----------              ----------
                                                                        414,108                 363,799
Accum. deprec. depl. and amortz  -  oil and gas..............          (236,158)               (221,092)
Accum. deprec. depl. and amortz  - gas plant.................            (6,765)                 (6,134)
                                                                     ----------              ----------

Net property, plant and equipment............................           171,185                 136,573

Leasehold, furniture and equipment...........................             2,191                     438
Accumulated depreciation.....................................              (184)                    (74)
                                                                     ----------              ----------
                                                                          2,007                     364
                                                                     ----------              ----------

INVESTMENTS IN OUTSIDE COMPANIES.............................             4,554                   4,554

NOTES RECEIVABLE.............................................               281                     ---

DEFERRED INCOME TAXES........................................            18,596                   2,739

OTHER ASSETS.................................................             5,397                   5,514
                                                                     ----------              ----------
                                                                      $ 227,482               $ 171,761
                                                                     ==========              ==========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                (Amounts in thousands, except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                            June 30,                December 31,
                                                                              2000                      1999
                                                                     --------------------      --------------------
                                                                           (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities.......................                  $ 35,660                  $ 18,247
                                                                          ---------------           ---------------
 Total current liabilities.....................................                    35,660                    18,247
                                                                          ---------------           ---------------

LONG-TERM DEBT.................................................                   140,900                   130,000


OTHER LIABILITIES..............................................                       200                       200


STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
 none issued or outstanding at June 30, 2000 and
 December 31, 1999.............................................                       ---                       ---
Common stock, $0.01 par value, 30,000,000 shares authorized,
 13,917,791 and 13,857,791 shares issued and outstanding
 at June 30, 2000 and December 31, 1999, respectively..........                       142                       142
Additional paid-in capital.....................................                    81,444                    80,442
Retained earnings..............................................                   (28,959)                  (55,378)
Treasury stock, at cost, 311,000 shares........................                    (1,905)                   (1,905)
                                                                          ---------------           ---------------
  Total stockholders' equity...................................                    50,722                    23,314
                                                                          ---------------           ---------------

                                                                                 $227,482                  $171,761
                                                                          ===============           ===============



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                 June 30,
                                                    ------------------------------------------      --------------------------------
                                                            2000              1999                      2000               1999
                                                    ------------------------------------------      --------------------------------
REVENUES:
 Oil and gas revenues..........................              $24,826          $14,024                  $ 48,493          $26,751
 Gas plant operations, net.....................                  737              254                     1,391              475
 Interest and other income.....................                  342              986                       566            1,269
                                                            --------         --------                 ---------         --------
                                                              25,905           15,264                    50,450           28,495
                                                            --------         --------                 ---------         --------

COST AND EXPENSES:
 Production expenses...........................                7,021            5,013                    13,335           10,625
 Depreciation, depletion and amortization......                6,886            5,764                    14,176           10,444
 General and administrative expenses...........                3,239            1,474                     5,115            2,868
 Interest expense..............................                3,748            2,890                     7,157            5,719
                                                            --------         --------                 ---------         --------
                                                              20,894           15,141                    39,783           29,656
                                                            --------         --------                 ---------         --------

Income (loss) before income taxes..............                5,011              123                    10,667           (1,161)

Provision (benefit) for income taxes...........                1,982              ---                   (15,752)             ---
                                                            --------         --------                 ---------         --------

NET INCOME (LOSS)..............................              $ 3,029          $   123                  $ 26,419          $(1,161)
                                                            ========         ========                 =========         ========

Net income (loss) per share....................              $   .22          $  0.01                  $   1.90          $ (0.08)
                                                            ========         ========                 =========         ========

Net income (loss) per share-diluted............              $   .21          $  0.01                  $   1.86          $ (0.08)
                                                            ========         ========                 =========         ========
Weighted average common shares
 outstanding...................................               13,883           13,854                    13,871           13,854
                                                            ========         ========                 =========         ========
Weighted average common shares
 outstanding-diluted...........................               14,429           13,894                    14,214           13,854
                                                            ========         ========                 =========         ========




     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                          ---------------------------------------------
                                                                                     2000                    1999
                                                                          ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET  INCOME (LOSS)...................................................                $ 26,419                  $ (1,161)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation, depletion and amortization........................                  14,632                    10,854
     Stock option expense amortization...............................                     581                       ---
                                                                          -------------------       -------------------
     Deferred income taxes...........................................                 (15,791)                      ---
                                                                          -------------------       -------------------
                                                                                       25,841                     9,693
Change in assets and liabilities:
 Accounts receivable and accrued revenue.............................                  (4,732)                    3,618
 Accounts payable and other liabilities..............................                  17,412                       379
 Due from related parties............................................                     ---                        34
 Other...............................................................                  (1,436)                      158
                                                                          -------------------       -------------------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.....................                  37,085                     4,189
                                                                          -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of oil and gas properties...............................                  (6,413)                  (14,269)
 Additions to properties and facilities..............................                 (44,070)                  (10,573)
 Additions to leasehold, furniture and equipment.....................                  (1,856)                      (43)
 Notes receiveable..................................................                     (281)                      ---
 Proceeds from sales of properties...................................                   2,547                       256
                                                                          -------------------       -------------------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES.........................                 (50,073)                  (24,629)
                                                                          -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings............................................                  28,900                    23,500
 Repayment of bank note..............................................                 (18,000)                  (11,500)
 Exercise of stock options...........................................                     343                       ---
 Purchase of treasury shares.........................................                     ---                        (1)
                                                                          -------------------       -------------------
 NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES.....................                  11,243                    11,999
                                                                          -------------------       -------------------

 Net  (decrease) increase in cash and cash equivalents...............                  (1,745)                    1,252
 Cash and cash equivalents at beginning of period....................                   6,101                        10
                                                                          -------------------       -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................                $  4,356                  $  1,262
                                                                          ===================       ===================




     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          -----------------------------------------------------------
                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                    --------------------------------------
                                                                           2000                 1999
                                                                    -----------------     ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest....................................................              $6,364               $5,356
 Income taxes................................................              $  104               $   28



     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 2000 and December 31, 1999, and the results of operations and changes in cash flows for the periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1999 Form 10-K of Bellwether Exploration Company (the "Company") that was filed with the Securities and Exchange Commission on March 24, 2000.

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


2.  STOCKHOLDERS' EQUITY
    --------------------

     On May 15, 2000 the Company's president was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the close price of Bellwether's stock on the grant date for every option. A charge of $536,070 was recorded in May 2000, when one-third of the options vested. The remaining expense will be charged ratably over the vesting period for the remaining options, two years. Total compensation expense recognized for the quarter relative to these options was $580,742.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)


     The following represents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the six months ended June 30, 1999, diluted earnings per common share are not calculated since the issuance or conversion of additional securities would have an antidilutive effect due to the loss in the period. Options and warrants equal to 413,500 shares in 2000 that could potentially dilute basic earnings per share in the future were not included in the June 30, 2000computation of diluted earnings per share because to do so would have been antidilutive.

 SFAS NO. 128 RECONCILIATION (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                              For the Six Months Ended                              For the Six Months Ended
                                                    June 30, 2000                                        June 30, 1999
                                     -----------------------------------------------     ------------------------------------------
                                        Income          Shares           Per Share         (Loss)          Shares        Per Share
                                      (Numerator)    (Denominator)         Amount        (Numerator)    (Denominator)      Amount
                                     -----------     ---------------    ------------     -------------  -------------   ------------

INCOME (LOSS) PER COMMON
SHARE:
Income (Loss) available to common
 stockholders...................      $ 26,419           13,871          $   1.91         $  (1,161)       13,854        $  (.08)
                                                                         ========                                        -------

EFFECT OF DILUTIVE SECURITIES:
Options and Warrants............      $    ---              343                           $     ---           ---
                                      --------          -------                           ---------       -------

INCOME (LOSS) PER COMMON
SHARE-DILUTED:
Income (Loss) available to common
 stockholders and assumed
 conversions....................      $ 26,419           14,214          $   1.86         $  (1,161)       13,854        $  (.08)
                                      ========          =======          ========         =========       =======        =======

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of June 30, 2000, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.


3.   LONG TERM DEBT
     --------------

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which currently has a borrowing base of $55.0 million and a maturity date of November 5, 2003. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 1.0% to LIBOR plus 1.75% based upon the borrowing base usage. As of June 30, 2000 there were $40.9 million borrowings outstanding under the Senior Credit Facility, and available borrowing capacity of $6.8 million, net of outstanding letters of credit of $7.3 million.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)



     The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales. As of June 30, 2000, the Company was in compliance with its covenants under the Senior Credit Facility.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets.
     As of June 30, 2000, the Company was in compliance with its covenants under the Notes.

     Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from April 1, 2000 to October 1, 2000 is 10.33%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.875% thereafter. The fair value of the interest rate swap at June 30, 2000 was a loss of $4.4 million.


4.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. As amended, the statement is effective for fiscal quarters beginning after January 1, 2001. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations but has begun documenting and implementing new policies to ensure compliance with this pronouncement.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25." Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting us are to be applied on a prospective basis effective July 1, 2000.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)


5.   NATURAL GAS AND CRUDE OIL HEDGING
     ---------------------------------

     Oil and gas revenues were reduced $4,269,000 and $5,422,000 in the three and six months ended June 30, 2000, and were reduced $1,631,000 and $1,643,000 in the three and six month period ended June 30, 1999, as a result of hedging activity.

     Since year end 1999, the Company has entered into additional swap contracts as follows:


    OIL HEDGES
    ----------
                                                           NYMEX     NYMEX
       PERIOD              BBLS     TOTAL BBLS   TYPE      PRICE     PRICE
                         PER DAY                           FLOOR    CEILING
---------------------------------------------------------------------------
July 2000-Sept. 2000       4,000      368,000   Collar*    $22.25    $24.75
---------------------------------------------------------------------------
Oct. 2000-Dec. 2000        4,000      368,000   Collar**   $23.00    $25.00
---------------------------------------------------------------------------


    GAS HEDGES
    ----------

                                                           NYMEX    NYMEX
     PERIOD                MCF      TOTAL MCF    TYPE      PRICE    PRICE
                         PER DAY                           FLOOR   CEILING
--------------------------------------------------------------------------
April 2000-Oct. 2000      35,000    7,490,000   Collar     $2.30     $2.84
--------------------------------------------------------------------------
Nov. 2000- March 2001     20,000    3,020,000   Collar     $2.30     $3.35
--------------------------------------------------------------------------
April 2001-Oct. 2001      30,000    6,420,000   Collar     $2.30     $2.88
--------------------------------------------------------------------------

    * This agreement includes a put at $17.25 per barrel with a $0.50 cost per barrel
    **  This agreement includes a put at $18.00 per barrel

     The fair value at June 30, 2000 of all commodity swap agreements was an unrealized loss of $25.6 million. A 10% change in prices would have a $10.2 million impact on the fair value of the swaps.

6.   INCOME TAXES
     ------------

     At December 31, 1999 the Company had a tax valuation allowance of $19.8 million against its deferred tax assets. As of March 31, 2000, based on projections of taxable income due to higher commodity prices, the Company determined that it was more likely than not that the deferred tax assets would be realized and the valuation allowance was removed. The $19.8 million benefit recorded for the removal of the valuation allowance was offset by $2.1 million deferred tax liability that was generated during the three months ended March 31, 2000, resulting in an overall tax benefit of $17.7 million for the first quarter of 2000 and reported deferred tax assets of $20.5 million. As the Company continues to realize earnings and generate deferred taxes, the tax asset will decrease in amount. For the second quarter of 2000, a deferred tax liability of $2 million was generated, reducing the reported deferred tax asset to $18.6 million.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------            -------------------------------------------------
                         Condition and Results of Operations
                         -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Company invested $50.3 million in oil and gas properties for the six months ended June 30, 2000 versus $24.8 million for the same period in 1999. Cash flows from operations before changes in assets and liabilities were $25.8 million for the six months ended June 30, 2000 compared to $9.7 million provided by operating activities in the same period of 1999. At June 30, 2000, the Company had $6.8 million of available debt capacity under the Senior Credit Facility, net of $7.3 million in outstanding lines of credit.

2000 CAPITAL EXPENDITURES
-------------------------

During 2000, the Company anticipates investing approximately $75 million, primarily for development and exploratory drilling activities, leasehold costs, and seismic acquisitions. Activity during 2000 was accelerated so that after one-half of the year $50.3 million, or about two-thirds of the capital budget was spent. Of the $50.3 million, $46.5 million related to United States operations and $3.8 million related to Latin American operations. Spending will
decrease in the remainder of the year in order to keep within the budget.    The
Company believes its cash flow provided by operating activities and borrowings under its credit facilities will be sufficient to meet these projected capital investments (See Note 3 of the Notes to Condensed Consolidated Financial Statements). Additional cash flow is anticipated from the sale of non-core properties. The Company currently has two packages of non-core properties out for bids and anticipates closing the sales by the end of next quarter. The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

GAS BALANCING
-------------

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

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

Oil and Gas Property Accounting
-------------------------------

The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the six month periods ending June 30, 2000 or 1999.

RESULTS OF OPERATIONS
----------------------

The following table sets forth certain operating information for the Company for the periods presented:

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                     -----------------------------------------------------
                                                            2000         1999       2000          1999
                                                     --------------  ----------   ----------   -----------
Production:
  Oil and condensate (MBBLs).........................        573          501        1,135         1,021
  Natural gas (MMCF).................................      4,685        4,196        9,693         8,981

Average sales price: (1)
  Oil and condensate (per BBL).......................     $20.37       $11.61       $19.85        $10.46
  Natural gas  (per MCF).............................     $ 2.81       $ 1.96       $ 2.68        $ 1.79

Average costs:
  Production expenses (per BOE)......................     $ 5.19       $ 4.18       $ 4.85        $ 4.22
  General and administrative expense
     (per BOE).......................................     $ 2.39       $ 1.23       $ 1.86        $ 1.14
  Depreciation, depletion and amortization
     (per BOE)(2)....................................     $ 4.82       $ 4.54       $ 4.88        $ 3.90

(1) Average sales prices include the effect of hedges, which reduced revenues by $4,269,000 and $5,422,000 in the three and six month periods in 2000, and reduced revenues by $1,631,000 and $1,643,000 in the three and six month periods in 1999.
(2) Excludes depreciation, depletion and amortization on gas plants and other assets of $310,000 and $616,000 in the three and six month periods in 2000, and of $310,000 and $616,000 in the three and six month periods ended in 1999.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

Net income for the quarters ended June 30, 2000 and 1999 was $3.0 million or $.21 per share, and $123,000 or $.01 per share, respectively. Significant increases in oil and gas prices are the primary drivers of the improvement, but increased production has also played a role.

Oil and gas revenues for the three months ended June 30, 2000 were $24.8 million, as compared to $14.0 million for the respective period in 1999. Individual comparison shows $11.7 million in oil revenues for the quarter versus $5.8 million for the same quarter of the previous year, in effect a doubling of oil revenue. Oil revenues benefited from the 76% increase in realized prices from $11.61 per barrel in the three months ended June 30, 1999 to $20.37 per barrel realized in the three months ended June 30, 2000. Improved oil production, primarily from the start of production at the Charapa field in Ecuador and the Big Island field in Southwest Louisiana, accounts for the rest of the increase. Oil production was 573,000 barrels during the quarter ended June 30, 2000 compared to 501,000 for the same quarter of 1999.

Gas revenues increased 61% from $8.2 million reported for the quarter ended June 30, 1999 to $13.2 million for the quarter ended June 30, 2000. Again, prices account for a large portion of the increase. Gas prices averaged $2.81 per mcf, or 43% higher, in the three month period ended June 30, 2000 as compared to $1.96 per mcf in the comparable period of 1999. Gas production was up 12% compared to the same quarter of 1999 with 4,685 Mmcf and 4,196 Mmcf for the three month periods ended June 30, 2000 and 1999, respectively.

The realized prices discussed above include the impact of oil and gas hedges. A decrease of $4.3 million related to hedging activity was reflected in oil and gas revenues for the quarter ended June 30, 2000, while a decrease in oil and gas revenues of $1.6 million was reflected for the same period of 1999.

Net gas plant operating profit was $737,000 in the three months ended June 30, 2000 and $254,000 in the same period of 1999. Liquid prices were 45% higher in 2000, which combined with increased volumes, resulted in higher gas plant revenues in 2000. Throughput volumes increased 28% in the second quarter as compared to 1999. The throughput volume increase was due to the increased production from the Exxon operated CO2 flood project that began in the latter part of second quarter 2000 and is expected to continue production improvements.

Interest and other income decreased from $986,000 for the three months ended June 30, 1999 to $342,000 for the three months ended June 30, 2000. A large take or pay revenue contract settlement was included in 1999.

Production expenses for the three months ended June 30, 2000 totaled $7.0 million, or 40% above the $5.0 million for the three months ended June 30, 1999. On a barrel equivalency basis (BOE), production expenses were $5.19 per BOE for the quarter ended June 30, 2000 compared to $4.18 per BOE for the quarter ended June 30, 1999. Numerous expense workovers were performed during the second quarter of 2000 to increase production as much as possible in order to take advantage of high commodity prices. The majority of the workovers targeted fields owned and operated during the same period of 1999, such as the Ship Shoal Complex and the Cove, Pine Prairie and Point Pedernales fields. Also, significant maintenance work was performed at Eugene Island 307, which produced minimally in 1999, as 3 new wells in 2000 now make it an economically viable block once again.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

Depreciation, depletion and amortization was $6.9 million for the three months ended June 30, 2000 and $5.8 million for the three month period ended June 30, 1999. The increase is directly related to the accelerated level of capital spending and increased production previously discussed. Depreciation, depletion and amortization per BOE has increased from $4.54 per BOE in 1999 to $4.82 per BOE in 2000.

General and administrative expenses totaled $3.2 million in the three months ended June 30, 2000 as compared to $1.5 million for the comparable period of fiscal 1999. On a BOE basis, general and administrative expenses were $2.39 per BOE in the period ended June 30, 2000 and $1.23 per BOE in the period ended June 30, 1999. Significantly lower than normal outsourcing costs in 1999 contribute to the disparity. Prior to October 1999, the Company was charged a management fee based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge in December 1998, the Company's total assets and resulting percentage of such assets was reduced In October 1999, the Company became party to a new Master Services Agreement ("MSA") and six specific contracts which covered comparable outsourcing services as the 1999 contract. The new contracts have varying terms and fees, but overall management fees have increased to levels similar to 1998 management fee levels, a level management feels is appropriate. For the current period, Ecuadorian operations, nonexistant in 1999, contributed $200,000 to administrative costs, and an $800,000 charge related to change in management was recorded. Included in that charge was $581,000 required to be expensed based upon differences between exercise and grant date prices on options awarded to the Company president.

Interest expense increased 28% to $3.7 million for the three months ended June 30, 2000 from $2.9 million in the same period of 1999 due to higher average balances outstanding in 2000. Increased interest rates also contributed to the expense increase.

The provision for federal and state income taxes for the three months ended June 30, 2000 and 1999 are based upon a 40% and 0% effective tax rate, respectively. No tax was recorded in 1999 due to the adjustment to the Company's tax valuation allowance for the current period's net income from operations. As of March 31, 2000, the Company determined it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices, and the valuation allowance was removed. Subsequent tax accruals are calculated at the 38% rate.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999
---------------------------------------

Net income for the six months ended June 30, 2000 was $26.4 million, or $1.91 per share, and the net loss for the six months ended June 30, 1999 was $1.2 million, or $.08 per share. A major contributor to the increase was a deferred tax benefit of $19.8 million resulting from the reversal of the Company's tax valuation allowance recorded March 31, 2000. Also contributing to the increase were higher oil and gas prices and increased oil and gas production as compared to the six months ended June 30, 1999.

Oil and gas revenues for the six months ended June 30, 2000 were $48.5 million, as compared to $26.8 million for the respective period in 1999. Most significantly, oil revenues more than doubled, with $22.5 million in 2000 versus $10.7 million in the previous year. A 90% increase in oil prices from an average of $10.46 per barrel in the six month period ended June 30, 1999 to an average of $19.85 per barrel in the six months ended

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

June 30, 2000 drove the revenue improvement. Complementing the improved prices was increased oil production, primarily from the start of production at the Charapa field in Ecuador and the Big Island field in Southwest Louisiana. Oil production increased 11% compared to the same quarter of 1999. The Company produced 1,135,000 and 1,021,000 barrels for the six month periods ended June 30, 2000 and 1999, respectively.

Gas revenues had a slightly smaller impact with $26.0 million reported for the six months ended June 30, 2000 and $16.1 million for the same period of 1999. Gas prices averaged $2.68 per mcf in the six month period ended June 30, 2000, a 50% increase, as compared to $1.79 per mcf in the comparable period of 1999. Gas production increased 8% compared the the same quarter of 1999 with production of 9,693 and 8,981 million cubic feet (MMcf) for the six month periods ended June 30, 2000 and 1999, respectively. New Mexico and Giddings field properties acquired late in 1999 account for most of the production increase.

The realized prices discussed above included the impact of oil and gas hedges. Oil and gas hedges in place in 2000 resulted in a $5.4 million decrease in oil and gas revenues in the period ended June 30, 2000 while a decrease in revenues of $1.6 million was reflected in the same period of 1999.

Net gas plant operating profit was $1.4 million in the six months ended June 30, 2000 and $475,000 in the same period of 1999. Throughput volume increases and liquid price increases in 2000 significantly increased gas plant revenues. The throughput volume increase was due to increased production from the Exxon operated CO2 flood project that began in the latter part of second quarter 2000 and is expected to continue production improvements. Liquid prices averaged $18.51 for the six month period ended June 30, 2000, but only averaged $10.72 for the six month period ended June 30, 1999.

Interest and other income decreased from $1.3 million at June 30, 1999 to $566,000 at June 30, 2000 primarily due to a large take or pay revenue contract settlement recorded in 1999.

Production expenses for the six months ended June 30, 2000 totaled $13.3 million, or 25% above the $10.6 million for the six months ended June 30, 1999. On a BOE basis, production expenses of $4.85 per BOE for the six months ended June 30, 2000 exceeded production expenses of $4.22 per BOE for the six months ended June 30, 1999 by 15%. Numerous expense workovers were performed during the second quarter of 2000 to increase production as much as possible in order to take advantage of high commodity prices. The majority of the workovers targeted fields owned and operated during the same period of 1999, such as the Ship Shoal Complex and the Cove, Pine Prairie and Point Pedernales fields. Also, significant maintenance work was performed at Eugene Island 307, which produced minimally in 1999, as 3 new wells in 2000 now make it an economically viable block once again.

Depreciation, depletion and amortization was $14.2 million for the six months ended June 30, 2000 and $10.4 million for the six month period ended June 30, 1999. The increase is directly related to the accelerated level of capital spending and production increases previously discussed. Depreciation, depletion and amortization per BOE has increased from $3.90 per BOE in 1999 to $4.88 per BOE in 2000.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

General and administrative expenses totaled $5.1 million in the six months ended June 30, 2000 as compared to $2.9 million for the comparable period of fiscal 1999. An increase in outsourcing costs from $1.1 million to $2.6 million was the major contribution to the increase. In 1999, the Company was charged a management fee under its outsourcing contract which was based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge in December 1998, the Company's total assets and resulting percentage of such assets was reduced. In addition, with the depressed oil and gas prices in the first half of 1999, management fees were further reduced in such period. In October 1999, the Company became party to a new Master Services Agreement ("MSA") and six specific contracts which covered comparable outsourcing services as the 1999 contract. The new contracts have varying terms and fees, but overall management fees have increased to levels similar to 1998 management fee levels, a level management feels is appropriate. For the current period, Ecuadorian operations, nonexistant in 1999, contributed almost $300,000 to administrative costs, and an $800,000 charge related to change in management was recorded. Included in that charge was $581,000 required to be expenses based upon differences between exercise and grant date prices on options awarded to the Company president.

Interest expense increased 26% to $7.2 million for the six months ended June 30, 2000 from $5.7 million in the same period of 1999. Increased interest rates and higher borrowings outstanding resulted in the increase.

At December 31, 1999 the Company had a tax valuation allowance of $19.8 million against its deferred tax assets. As of March 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices, and the valuation allowance was removed. The $19.8 million benefit recorded for the removal of the valuation allowance was offset by a $2.1 million deferred tax liability that was generated during the three months ended March 31, 2000 and $2.0 million deferred tax liability generated during the three months ended June 30, 2000, resulting in an overall tax benefit of $15.7 million for the year to date. The provision for federal and state income taxes for the six months ended June 30, 1999 was based upon a 0% effective tax rate. No tax accrual was made in 1999 because of an increase in the Company's tax valuation allowance for the benefit for the current period's net loss from operations.


New Accounting Pronouncements
-----------------------------

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Heding Activities." This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. As amended, this statement is effective for fiscal quarters beginnning after January 1, 2001. The Company has not yet determined the impact of this statement on the Company's financial condition or results of operations but has begun documenting and implementing new policies to ensure compliance with the pronouncement when it becomes effective.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25." Among other issues, Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 (APB No. 25) regarding (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock options in a business combination. The provisions of Interpretation No. 44 affecting us are to be applied on a prospective basis effective July 1, 2000.


FORWARD LOOKING STATEMENTS
--------------------------

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

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------     ----------------------------------------------------------

The Company is exposed to market risk, including adverse changes in commodity
prices and interest rates.   Since year end 1999, the Company has entered into
additional swap contracts as follows:

OIL HEDGES
----------

                                                              NYMEX     NYMEX
       PERIOD                 BBLS     TOTAL BBLS   TYPE      PRICE     PRICE
                            PER DAY                           FLOOR    CEILING
------------------------------------------------------------------------------
July 2000-Sept. 2000          4,000      368,000   Collar*    $22.25    $24.75
------------------------------------------------------------------------------
Oct. 2000-Dec. 2000           4,000      368,000   Collar**   $23.00    $25.00
------------------------------------------------------------------------------

GAS HEDGES
----------

                                                              NYMEX    NYMEX
       PERIOD                 MCF      TOTAL MCF    TYPE      PRICE    PRICE
                            PER DAY                           FLOOR   CEILING
-----------------------------------------------------------------------------
April 2000-Oct. 2000         35,000    7,490,000   Collar     $2.30     $2.84
-----------------------------------------------------------------------------
Nov. 2000- March 2001        20,000    3,020,000   Collar     $2.30     $3.35
-----------------------------------------------------------------------------
April 2001-Oct. 2001         30,000    6,420,000   Collar     $2.30     $2.88
-----------------------------------------------------------------------------

    * This agreement includes a put at $17.25 per barrel with a $0.50 cost per barrel
    ** This agreement includes a put at $18.00 per barrel

The fair value at June 30, 2000 of all commodity swap agreements was an unrealized loss of $25.6 million. A 10% change in price would have a $ 10.2 million impact on the fair value of the swaps.

The fair value of the interest rate swap at June 30, 2000 was a loss of $4.4 million.

                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

               None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

              None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

              None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

              A Proxy statement was sent to all shareholders of record as of April 10, 2000 for the following matters which were voted on at the annual meeting of shareholders held on May 31, 2000:

              1. Habib Kairouz, Judy Ley Allen, A.K. McLanahan, Vincent H. Buckley, Dr. Jack Birks, and Townes Pressler were elected as directors with 12,144,931 shares voting in favor, 897,938 shares abstaining and no shares voting against. J.P. Bryan was elected with 12,144,897 shares voting in favor, 897,972 shares abstaining and no shares voting against.

              2. Shares of common stock authorized and reserved for issuance under the 1996 Stock Incentive Plan were increased by 900,000 shares with 3,694,881 shares voting in favor and 3,352,348 shares voting against.

              No other matters were brought up at the meeting. A copy of the Proxy Statement was filed with the Securities and Exchange Commission on April 28, 2000 and is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION
-------   -----------------

              None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          a.  Exhibits.
                   The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                    10.20  Employment Contract dated May 15, 2000 between the
                           Company and Douglas G. Manner - included herewith
                    27     Financial Data Schedule - Included herewith

          b.  Reports on Form 8-K.
                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BELLWETHER EXPLORATION COMPANY
                                ------------------------------
                                      (Registrant)


Date:    August 11, 2000        By:  /s/ Douglas G. Manner
      ----------------------         ---------------------------------------
                                     Douglas G. Manner
                                     President and Chief Executive Officer


Date:    August 11, 2000        By:  /s/ Robert J. Bensh
      ----------------------         ---------------------------------------
                                     Robert J. Bensh
                                     Chief Financial Officer