Form 10-Q
period 2000-09-30
BELLWETHER EXPLORATION CO
filed 2000-11-13
CIK 319459

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q

(Mark One)
   X         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------                       Exchange Act of 1934
               For the quarterly period ended September 30, 2000

                                       or

-------      Transition Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From            to
                                                 ----------    ----------

                         Commission file number 0-9498



                         BELLWETHER EXPLORATION COMPANY
             (Exact name of registrant as specified in its charter)


Delaware                                                              74-0437769
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)
1331 Lamar, Suite 1455  Houston, Texas                                77010-3039
(Address of principal executive offices)                              (ZIP Code)

       Registrant's telephone number, including area code: (713) 495-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
As of November 8, 2000, 13,924,728 shares of common stock of Bellwether Exploration Company were outstanding.

                        BELLWETHER EXPLORATION COMPANY


                                     INDEX


PART I.   FINANCIAL INFORMATION                                                      Page #

   ITEM 1.  Financial Statements
            Condensed Consolidated Balance Sheets:
                 September 30, 2000 (Unaudited) and December 31, 1999..............     3
            Condensed Consolidated Statements of Operations (Unaudited):
                 Three and nine months ended September 30, 2000 and 1999...........     5
            Condensed Consolidated Statements of Cash Flows (Unaudited):
                 Nine months ended September 30, 2000 and 1999.....................     6
            Notes to Condensed Consolidated Financial Statements (Unaudited).......     8

   ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................   12

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..............   19

PART II.  OTHER INFORMATION........................................................    20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                     ASSETS

                                                                      September 30,           December 31,
                                                                          2000                    1999
                                                                    ------------------      ------------------
                                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents....................................            $   3,468               $   6,101
Accounts receivable and accrued revenues.....................               26,409                  14,354
Prepaid expenses and other...................................                1,641                   1,562
                                                                         ---------               ---------
   Total current assets......................................               31,518                  22,017
                                                                         ---------               ---------

PROPERTY AND EQUIPMENT, at cost:

Oil and gas properties (full cost)
    United States - Unproved properties of  $13,118 and
     $16,325 excluded from amortization as of September 30,
     2000 and December 31, 1999, respectively................              413,798                 344,778
   Ecuador - Unproved properties of $3,066 and $404 excluded
    from amortization as of  September 30, 2000 and
   December 31, 1999,  respectively..........................               10,353                   1,246
Gas plant facilities.........................................               18,011                  17,775
                                                                         ---------               ---------
                                                                           442,162                 363,799
Accum. deprec. depl. and amortization  -  oil and gas........             (244,811)               (221,092)
Accum. deprec. depl. and amortization  - gas plant...........               (7,056)                 (6,134)
                                                                         ---------               ---------

Net property, plant and equipment............................              190,295                 136,573

Leasehold, furniture and equipment...........................                2,903                     438
Accumulated depreciation.....................................                 (299)                    (74)
                                                                         ---------               ---------
                                                                             2,604                     364
                                                                         ---------               ---------

INVESTMENTS IN OUTSIDE COMPANIES.............................                4,554                   4,554

NOTES RECEIVABLE.............................................                  721                     ---

DEFERRED INCOME TAXES........................................               15,610                   2,739

OTHER ASSETS.................................................                5,830                   5,514
                                                                         ---------               ---------
                                                                         $ 251,132               $ 171,761
                                                                         =========               =========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (Amounts in thousands, except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        September 30,             December 31,
                                                                             2000                      1999
                                                                     --------------------      --------------------
                                                                           (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.......................            $ 52,633                 $ 18,247
                                                                           --------                 --------
 Total current liabilities.....................................              52,633                   18,247
                                                                           --------                 --------


LONG-TERM DEBT.................................................             140,400                  130,000


OTHER LIABILITIES..............................................               1,853                      200


STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
 none issued or outstanding at September 30, 2000 and
 December 31, 1999.............................................                 ---                      ---
Common stock, $0.01 par value, 30,000,000 shares authorized,
 13,924,625 and 13,857,791 shares issued and outstanding at
  September 30, 2000 and December 31, 1999, respectively.......                 142                      142

Additional paid-in capital.....................................              81,611                   80,442
Retained earnings(deficit).....................................             (23,602)                 (55,378)
Treasury stock, at cost, 311,000 shares........................              (1,905)                  (1,905)
                                                                           --------                 --------
  Total stockholders' equity...................................              56,246                   23,314
                                                                           --------                 --------

                                                                           $251,132                 $171,761
                                                                           ========                 ========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

              (Amounts in thousands, except per share information)

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                               ---------------------------    ---------------------------
                                                                  2000            1999            2000          1999
                                                               -----------     -----------    -----------    ------------
REVENUES:
 Oil and gas revenues--United States.......................    $    28,263     $    17,089    $    75,323    $     43,840
 Oil and gas revenues--Ecuador.............................          1,542             ---          2,975             ---
 Gas plant operations, net.................................            750             432          2,141             907
 Interest and other income.................................            191             175            757           1,444
                                                               -----------     -----------    -----------    ------------
                                                                    30,746          17,696         81,196          46,191
                                                               -----------     -----------    -----------    ------------

COST AND EXPENSES:
 Production expenses--United States........................          7,385           5,426         20,447          16,051
 Production expenses--Ecuador..............................            685             ---            958             ---
 Depreciation, depletion and
    amortization--United States......................                8,151           6,412         22,111          16,856
 Depreciation, depletion and
    amortization--Ecuador............................                  240             ---            456             ---
 General and administrative expenses--United States                  1,888           3,320          6,701           6,188
 General and administrative expenses--Ecuador..............           (235)            ---             67             ---
 Interest expense..........................................          3,993           3,001         11,150           8,720
                                                               -----------     -----------    -----------    ------------
                                                                    22,107          18,159         61,890          47,815
                                                               -----------     -----------    -----------    ------------

Income (loss) before income taxes..........................          8,639            (463)        19,306          (1,624)

Provision (benefit) for income taxes.......................          3,282            (465)       (12,470)           (465)
                                                               -----------     -----------    -----------    ------------

NET INCOME (LOSS)..........................................    $     5,357     $         2    $    31,776    $     (1,159)
                                                               ===========     ===========    ===========    ============

Net income (loss) per share................................    $      0.38     $       ---    $      2.29    $      (0.08)
                                                               ===========     ===========    ===========    ============

Net income (loss) per share-diluted........................    $      0.37     $       ---    $      2.24    $      (0.08)
                                                               ===========     ===========    ===========    ============
Weighted average common shares
 outstanding...............................................         13,921          13,854         13,888          13,854
                                                               ===========     ===========    ===========    ============
Weighted average common shares
 outstanding -diluted..................................             14,288          13,923         14,156          13,854
                                                               ===========     ===========    ===========    ============

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             (Amounts in thousands)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                             ---------------------------
                                                                                2000             1999
                                                                             ----------       ----------
Cash flows from operating activities:
Net  income (loss)...................................................        $   31,776       $   (1,159)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation, depletion and amortization........................            23,302           17,471
     Stock option expense amortization...............................               715              ---
     Deferred income taxes...........................................           (12,805)             ---
                                                                             ----------       ----------
                                                                                 42,988           16,312
Change in assets and liabilities:
  Accounts receivable and accrued revenue.............................          (12,055)          (2,410)
  Accounts payable and other liabilities..............................           34,386            5,146
  Other...............................................................             (521)             (15)
                                                                             ----------       ----------
  Net cash flows provided by operating activities.....................           64,798           19,033
                                                                             ----------       ----------

Cash flows from investing activities:

  Acquisition of oil and gas properties...............................           (6,853)         (14,739)
  Additions to properties and facilities..............................          (71,928)         (18,714)
  Additions to leasehold, furniture and equipment.....................           (2,716)             (77)
  Notes receivable....................................................             (581)             ---
  Proceeds from sales of properties...................................            3,870            3,222
                                                                             ----------       ----------
  Net cash flows used in investing activities.........................          (78,208)         (30,308)
                                                                             ----------       ----------

Cash flows from financing activities:
  Proceeds from borrowings............................................           28,900           25,000
  Repayment of bank note..............................................          (18,500)         (11,500)
  Exercise of stock options...........................................              377              ---
  Purchase of treasury shares.........................................              ---               (1)
                                                                             ----------       ----------
  Net cash flows provided by financing activities.....................           10,777           13,499
                                                                             ----------       ----------

  Net (decrease) increase in cash and cash equivalents................           (2,633)           2,224
  Cash and cash equivalents at beginning of period....................            6,101               10
                                                                             ----------       ----------
Cash and cash equivalents at end of period...........................        $    3,468       $    2,234
                                                                             ==========       ==========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)

                             (Amounts in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
Supplemental disclosures of cash flow  information:

Cash paid during the period for:
  Interest.............................................   $  7,570    $  5,844

  Income taxes.........................................   $    104    $   (437)





     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 2000 and December 31, 1999, and the results of operations and changes in cash flows for the periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 1999 Form 10-K of Bellwether Exploration Company (the "Company") that was filed with the Securities and Exchange Commission on March 24, 2000.

     The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the nine month periods ending September 30, 2000 or 1999.

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


2.   Stockholders' Equity
     --------------------

     On May 15, 2000 the Company's president was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the close price of Bellwether's stock on the grant date for every option. A charge of $536,070 was recorded in May 2000, when one-third of the options vested. The remaining expense will be charged ratably over the vesting period for the remaining options, two years. Relative to these options, total compensation expense recognized for the quarter and year to date periods ended September 30, 2000 were $134,016 and $714,758, respectively.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


     The following represents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. For the nine months ended September 30, 1999, diluted earnings per common share are not calculated since the issuance or conversion of additional securities would have an antidilutive effect due to the loss in the period. Options and warrants equal to 576,500 shares in 2000 that could potentially dilute basic earnings per share in the future were not included in the September 30, 2000 computation of diluted earnings per share because to do so would have been antidilutive.

 SFAS No. 128 reconciliation  (amounts in thousands except per share amounts):

                                               For the Nine Months Ended                            For the Nine Months Ended
                                                   September 30, 2000                                   September 30, 1999
                                         ----------------------------------------        -----------------------------------------
                                           Income          Shares      Per Share            (Loss)         Shares       Per Share
                                         (Numerator)   (Denominator)    Amount           (Numerator)    (Denominator)    Amount
                                         -----------   -------------   ----------        ------------   --------------   ---------
Income (Loss) per Common
Share:
Income (Loss) available to
common stockholders...................   $    31,776          13,888   $      2.29       $     (1,159)          13,854  $      .00
                                                                        ==========                                      ==========
Effect of Dilutive Securities:
Options and Warrants..................   $       ---             268                     $        ---              ---
                                         -----------   -------------                     ------------   --------------

Income (Loss) per Common
Share-Diluted:
Income (Loss) available to
common stockholders and
assumed conversions...................   $    31,776          14,156   $      2.24       $     (1,159)          13,854  $      .00
                                         ===========   =============   ===========       ============   ==============   =========


     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of September 30, 2000, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.


3.   Long Term Debt
     --------------

       In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which currently has a borrowing base of $55.0 million and a maturity date of November 5, 2003. In the second quarter of 2000, the credit facility was secured by mortgages on proved properties. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 1/2 of 1.5% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 1.5% to LIBOR plus 3.5% based upon the borrowing base usage. As of September 30, 2000 there were $40.4 million borrowings outstanding under the Senior Credit Facility, and available borrowing capacity of $7.3 million, net of outstanding letters of credit of $7.3 million.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)



     The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility includes certain limitations on restricted payments, dividends, incurrence of additional funded indebtedness and asset sales. As of September 30, 2000, the Company was in compliance with its covenants under the Senior Credit Facility.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets.
     As of September 30, 2000, the Company was in compliance with its covenants under the Notes.

     Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from April 1, 2000 to October 1, 2000 is 10.33%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.875% thereafter. The fair value of the interest rate swap at September 30, 2000 was a loss of $4.6 million.


4.   New Accounting Pronouncements
     -----------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (SFAS 133) This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. As amended, the statement is effective for fiscal quarters beginning after January 1, 2001. Although the Company currently believes that its derivative financial instruments will qualify for hedge accounting under SFAS 133, the Company has not yet determined the impact of the implementation of this statement on the Company's financial condition or results of operations. The Company is currently in the process of documenting and implementing new policies to ensure compliance with this pronouncement by January 1, 2001.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


5.   Natural Gas and Crude Oil Hedging
     ---------------------------------

     Oil and gas revenues were reduced $9.2 million and $14.6 million in the three and nine months ended September 30, 2000, and were reduced $2.6 million and $4.2 million in the same three and nine months of 1999, as a result of hedging activity.

     Since year end 1999, the Company has entered into additional swap contracts. Those hedges outstanding at September 30, 2000 are as follows:


    Oil Hedges

-------------------------------------------------------------------------------------
                                                                     NYMEX     NYMEX
         Period                      BBLS     Total BBLS    Type     Price     Price
                                    Per Day                          Floor    Ceiling
-------------------------------------------------------------------------------------
Oct. 2000-Dec. 2000                   4,000      368,000   Collar*   $23.00    $25.00
-------------------------------------------------------------------------------------
Jan. 2001-Dec. 2001                   1,500      547,500   Collar    $24.00    $30.00
-------------------------------------------------------------------------------------

    Gas Hedges

--------------------------------------------------------------------------------------
                                                                       NYMEX    NYMEX
         Period                           MCF     Total MCF    Type    Price    Price
                                        Per day                        Floor   Ceiling
--------------------------------------------------------------------------------------
Oct. 2000                                35,000   1,085,000   Collar   $2.30     $2.84
--------------------------------------------------------------------------------------
Oct. 2000                                15,000     465,000   Collar   $2.30     $2.87
--------------------------------------------------------------------------------------
Nov. 2000 - March 2001                   25,000   3,790,000   Collar   $2.40     $3.37
--------------------------------------------------------------------------------------
Apr. 2001 - Oct. 2001                    35,000   7,550,000   Collar   $2.20     $2.92
--------------------------------------------------------------------------------------

    * This agreement includes a put at $18.00 per barrel

     Bellwether purchased a $4.60 gas swap for the period November 2000 through October 2001 for 15,000 Mcf per day. This limits the loss on the hedged production that is being sold and reduces the volume of gas hedged in future periods.

     The fair value at September 30, 2000 of all commodity swap agreements was an unrealized loss of $32.8 million. A 10% change in prices would have a $9 to $10 million impact on the fair value of the swaps.

6.   Income Taxes
     ------------

     At December 31, 1999 the Company had a tax valuation allowance of $19.8 million against its deferred tax assets. As of March 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income and commodity prices. The valuation allowance was removed and a $19.8 million benefit was recorded in first quarter. After netting deferred tax liability generated during the nine months ended September 30, 2000, an overall tax benefit of $12.5 million remains for the year to date. The provision for federal and state income taxes for the nine months ended September 30, 1999 was based upon a 0% effective tax rate.

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

The Company invested $78.4 million in oil and gas properties for the nine months ended September 30, 2000 versus $33.5 million for the same period in 1999. Cash flows from operations before changes in assets and liabilities were $43 million for the nine months ended September 30, 2000 compared to $16.3 million provided by operating activities in the same period of 1999. At September 30, 2000, the Company had $7.3 million of available debt capacity under the Senior Credit Facility after netting $7.3 million in outstanding lines of credit.

2000 Capital Expenditures
-------------------------

During 2000, the Company anticipated investing $75 to $78 million, primarily for development and exploratory drilling activities, leasehold costs, and seismic acquisitions. Due to the high commodity prices, activity during 2000 was accelerated so that after one-half of the year $50.3 million, or about two-thirds of the capital budget was spent. Due to unanticipated opportunities in non-operated fields, coupled with the fact that the acquisition and operation of the Tiguino field in Ecuador was not budgeted, this year's budget will be modestly overspent. Through September 30, 2000, Tiguino field accounts for $2.7 million. For the year spending is anticipated to total $83 million. Of the $83 million, $9.6 million will be spent on Ecuador operations. Total estimated capital spending for the fourth quarter of 2000 is approximately $5 million.

The acceleration of capital spending discussed above resulted in a significant increase in the Company's current liabilities, specifically trade payables. At September 30, 2000 such increase caused negative working capital. The Company believes that cash flow provided by operating activities, borrowings under its credit facilities and proceeds from property sales will be sufficient to meet all obligations resulting from the capital investment program discussed above. (See Note 3 of the Notes to Condensed Consolidated Financial Statements).
During the year, the Company began the process of divesting several non-core properties. Proceeds from these sales will be used to pay down trade payables and credit facility borrowings. In October, two packages of properties were sold, for gross proceeds of approximately $22 million. Two additional packages of non-core properties valued at $40 to $45 million are anticipated to close before year end. The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

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

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Results of Operations
----------------------

The following table sets forth certain operating information for the Company for the periods presented:

                                                               Three Months Ended         Nine Months Ended
                                                                 September 30,              September 30,
                                                           ------------------------    ------------------------
                                                              2000         1999           2000          1999
                                                           ----------   -----------    -----------    ----------
Production:
  Oil and condensate (MBBLs)--US.....................            583           510          1,658         1,531
  Oil and condensate (MBBLs)--Ecuador................             56           ---            117           ---
  Natural gas (MMCF).................................          5,547         4,630         15,241        13,611

Average sales price:/(1)/
  Oil and condensate (per BBL)--US...................       $  20.75     $   11.38      $   20.02      $  10.77
  Oil and condensate (per BBL)--Ecuador..............       $  27.54     $      --      $   25.43      $     --
  Natural gas  (per MCF).............................       $   2.91     $    2.44      $    2.76      $   2.01

Average costs:
  Production expenses (per BOE)......................       $   5.16     $    4.23      $    4.96      $   4.22
  General and administrative expense
  (per BOE)..........................................       $   1.06     $    2.59      $    1.57      $   1.63
  Depreciation, depletion and amortization
  (per BOE)/(2)/.....................................       $   5.11     $    4.75      $    4.96      $   4.19

(1) Average sales prices include the effect of hedges, which reduced revenues by $9,218,000 and $14,640,000 in the three and nine month periods in 2000, and reduced revenues by $2,576,000 and $4,220,000 in the three and nine month periods in 1999.
(2) Excludes depreciation, depletion and amortization on gas plants and other assets of $291,000 and $921,000 in the three nine month periods in 2000, and of $302,000 and $903,000 in the three and nine month periods ended in 1999.


Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Net income for the three months ended September 30, 2000 and 1999 was $5.4 million or $0.38 per share, and $2,000 or $0.00 per share, respectively. Significant increases in oil and gas prices are the primary drivers of the improvement, but increased production has also played a role.

Oil and gas revenues for the three months ended September 30, 2000 were $29.8 million, as compared to $17.1 million for the respective period in 1999. Individual comparison shows $13.6 million in oil revenues for the quarter versus $5.8 million for the same quarter of the previous year. Sales of 56,000 barrels of Ecuadorian production, primarily from the Tiguino field, at an average price of $27.54 per barrel account for 20% of the oil revenue increase. Domestic oil revenues benefited from the 82% increase in realized prices from $11.38 per barrel in the three months ended September 30, 1999 to $20.75 per barrel realized in the three months ended

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)

September 30, 2000. Improved domestic oil production was primarily due to new wells in Big Island field in Southwest Louisiana and Eugene Island 306/307 in the Gulf of Mexico. Total oil production was 639,000 barrels during the quarter ended September 30, 2000 compared to 510,000 for the same quarter of 1999.

Gas revenues increased 43% from $11.3 million reported for the quarter ended September 30, 1999 to $16.2 million for the quarter ended September 30, 2000. Again, prices account for a large portion of the increase. Gas prices averaged $2.91 per mcf, or 19% higher, in the three month period ended September 30, 2000 as compared to $2.44 per mcf in the comparable period of 1999. Gas production was up 20% compared to the same quarter of 1999 with 5,547 Mmcf and 4,630 Mmcf for the three month periods ended September 30, 2000 and 1999, respectively.
The production increases were primarily in the Gulf of Mexico and of particular note are the drilling and workover successes at Eugene Island 307, South Timbalier 218 and High Island 552 fields.

The realized prices discussed above include the impact of oil and gas hedges. A decrease of $9.2 million related to hedging activity was reflected in oil and gas revenues for the three months ended September 30, 2000, while a decrease in oil and gas revenues of $2.6 million was reflected for the same period of 1999. Ecuadorian oil production was not hedged.

Net gas plant operating profit was $750,000 in the three months ended September 30, 2000 and $432,000 in the same period of 1999. Liquid prices were 17% higher in 2000, which combined with increased volumes, resulted in higher gas plant revenues in 2000. Throughput volumes increased 16% in the third quarter as compared to 1999. The throughput volume increase was due to the increased production from the Exxon operated CO\\2\\ flood project that began in the latter part of second quarter 2000 and is expected to continue.

Interest and other income was $175,000 for the three months ended September 30, 1999 and was $191,000 for the three months ended September 30, 2000.

Production expenses for the three months ended September 30, 2000 totaled $8.1 million, or 50% above the $5.4 million for the three months ended September 30, 1999. On a barrel equivalency basis (BOE), production expenses were $5.16 per BOE for the quarter ended September 30, 2000 compared to $4.23 per BOE for the three months ended September 30, 1999. Production taxes are also included in this production expense category and are calculated as a percentage of revenue in many areas; therefore, they have increased with the increase in realized prices. Finally, workovers in the Cove field and East Cameron 17 field were necessary to enhance or maintain the excellent production levels discussed above.

Since Ecuadorian operations did not exist during the quarter ended September 30, 1999, the $685,000 of production costs incurred during the three months ended September 2000 had a large impact on the quarter's production costs. Ecuadorian operations accounted for 25% of the increase in production costs.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Domestically, depreciation, depletion and amortization was $8.2 million for the three months ended September 30, 2000 and $6.4 million for the three month period ended September 30, 1999. The increase is directly related to the accelerated level of capital spending and increased production previously discussed. Depreciation, depletion and amortization per BOE has increased from $4.75 per BOE in 1999 to $5.11 per BOE in the third quarter of 2000. Depreciation, depletion and amortization for the Ecuadorian properties totaled $240,000 for the three months ended September 30, 2000, or $4.28 per barrel.

General and administrative expenses from US operations totaled $1.9 million in the three months ended September 30, 2000 as compared to $3.3 million for the comparable period of fiscal 1999. In third quarter 1999, a $1.7 million charge was recognized due to a change in management. Without that charge, general and administrative expenses for the quarter would have been $1.6 million, or about $300,000 lower than what is reflected for the third quarter of 2000. Significantly lower than normal outsourcing costs in 1999 contribute to the reduction. Prior to October 1999, the Company was charged a management fee based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge in December 1998, the Company's total assets and resulting percentage of such assets was reduced. In October 1999, the Company became party to a new Master Services Agreement ("MSA") and six specific contracts, which covered comparable outsourcing services as the 1999 contract. The new contracts have varying terms and fees, but under the contracts overall management fees have increased to levels similar to 1998 management fee levels.

For the current period, Ecuadorian operations, which were nonexistent in 1999, contributed a credit of $235,000 to administrative expenses. The net credit is primarily the result of having seven months of operator's overhead reimbursement on the Tiguino field netted against the quarter's normal administrative costs. The Company took over operations of the Tiguino field in February, but its 70% working interest in the field was not finalized until this quarter; therefore, in the third quarter 2000 overhead was assessed for the first time on the February through September period and 30% of previously incurred costs were billed to the other owner.

Interest expense increased 33% to $4.0 million for the three months ended September 30, 2000 from $3.0 million in the same period of 1999 due to higher average balances outstanding in 2000. Increased interest rates also contributed to the expense increase. Ecuadorian operations are funded through direct contributions by Bellwether and its partners and by intercompany loans made among the Bellwether subsidiaries.

The provision for federal and state income taxes for the three months ended September 30, 2000 and 1999 are based upon a 38% and 0% effective tax rate,
respectively.   No tax was recorded in 1999 due to the adjustment to the
Company's tax valuation allowance for the period's net income from operations. As of March 31, 2000, the Company determined it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income due to higher commodity prices, and the valuation allowance was removed. Subsequent tax accruals are calculated at the 38% rate.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

Net income for the nine months ended September 30, 2000 was $31.8 million, or $2.29 per share, and the net loss for the nine months ended September 30, 1999 was $1.2 million, or $.08 per share. A major contributor to the increase was a deferred tax benefit of $19.8 million resulting from the reversal of the Company's tax valuation allowance recorded March 31, 2000. Also contributing to the increase were higher oil and gas prices and increased oil and gas production as compared to the nine months ended September 30, 1999.

Oil and gas revenues for the nine months ended September 30, 2000 were $78.3 million, as compared to $43.8 million for the respective period in 1999. Most significantly, domestic oil revenues more than doubled, with oil revenues of $33.2 million in 2000 that compared to $16.5 million in the previous year. A 86% increase in domestic realized oil prices from an average of $10.77 per barrel in the nine month period ended September 30, 1999 to an average of $20.02 per barrel in the same period of 2000 drove the revenue improvement. Complementing the improved prices was increased oil production, primarily from the Big Island field in Southwest Louisiana. Ecuador operations began producing in 2000 and totaled 117,000 barrels during the nine month period at an average price of $25.43 per barrel. Companywide, the Company produced 1,775,000 and 1,531,000 barrels for the nine month periods ended September 30, 2000 and 1999, respectively, for a 16% increase.

Gas revenues had a slightly smaller impact with $42.1 million reported for the nine months ended September 30, 2000 and $27.4 million for the same period of 1999. Realized gas prices averaged $2.76 per mcf in the nine month period ended September 30, 2000, a 37% increase, as compared to $2.01 per mcf in the comparable period of 1999. Gas production increased 12% compared the same quarter of 1999 with production of 15,241 and 13,611 million cubic feet (MMcf) for the nine month periods ended September 30, 2000 and 1999, respectively. New Mexico and Giddings field properties acquired late in 1999, plus recent drilling successes at Eugene Island 307, South Timbalier 218 and High Island 553, account for most of the production increase.

The realized prices discussed above included the impact of oil and gas hedges. Oil and gas hedges in place in 2000 resulted in a $14.6 million decrease in oil and gas revenues in the period ended September 30, 2000 while a decrease in revenues of $4.2 million was reflected in the same period of 1999. Ecuadorian oil production was not hedged.

Net gas plant operating profit was $2.1 million in the nine months ended September 30, 2000 and $907,000 in the same period of 1999. Throughput volume increases and liquid price increases in 2000 significantly increased gas plant revenues. The throughput volume increase was due to increased production from the Exxon operated CO\\2\\ flood project that began in the latter part of second quarter 2000 and is expected to continue. Liquid prices averaged $18.77 for the nine month period ended September 30, 2000, but only averaged $12.62 for the nine month period ended September 30, 1999.

Interest and other income decreased from $1.4 million at September 30, 1999 to $757,000 at September 30, 2000 primarily due to a large take or pay revenue contract settlement recorded in 1999.

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


Production expenses for the nine months ended September 30, 2000 totaled $21.4 million, or 33% above the $16.1 million for the nine months ended September 30, 1999. On a BOE basis, production expenses of $4.96 per BOE for the nine months ended September 30, 2000 exceeded production expenses of $4.22 per BOE for the nine months ended September 30, 1999 by 17%. Numerous expense workovers were performed during the second quarter of 2000 to increase production as much as possible in order to take advantage of high commodity prices. The majority of the workovers targeted fields owned and operated during the same period of 1999, such as the Ship Shoal Complex and the Pine Prairie and Point Pedernales fields. Also, significant maintenance work was performed at Eugene Island 307, which produced minimally in 1999, as 3 new wells in 2000 made it an economically viable block once again. Third quarter expenses continued to exceed those of the previous year, in part due to the dramatic increase in production taxes that was driven by increased realized prices.

Since Ecuadorian operations were not underway in 1999, the $958,000 of production costs incurred during the nine months ended September 2000 had a significant impact on the overall production cost increase. Ecuadorian operations accounted for 18% of such increase.

Total depreciation, depletion and amortization was $22.6 million for the nine months ended September 30, 2000 and $16.9 million for the nine month period ended September 30, 1999. The increase is directly related to the accelerated level of capital spending and production increases previously discussed. Depreciation, depletion and amortization per BOE has increased from $4.19 per BOE in 1999 to $4.96 per BOE in 2000. Depreciation, depletion and amortization for the Ecuadorian properties alone totaled $456,000 for the nine months ended September 30, 2000, or $3.90 per barrel. Ecuadorian activities did not contribute significantly to total depreciation, depletion and amortization in 2000.

General and administrative expenses totaled $6.8 million in the nine months ended September 30, 2000 as compared to $6.2 million for the comparable period of fiscal 1999. In third quarter 1999, a $1.7 million charge was recognized due to a change in management. Without that charge, general and administrative expenses for the nine months would have been $4.5 million, or about $2.3 million lower than what is reflected for nine months ended September 30, 2000. Significantly lower than normal outsourcing costs in 1999 contribute to the disparity. Prior to October 1999, the Company was charged a management fee based upon a specified percentage of the average book value of the Company's total assets, excluding cash, plus a percentage of operating cash flows. Due to the $73.9 million impairment charge in December 1998, the Company's total assets and resulting percentage of such assets was reduced. In October 1999, the Company became party to a new Master Services Agreement ("MSA") and six specific contracts, which cover under these contracts comparable outsourcing services as the 1999 contract. The new contracts have varying terms and fees, but overall management fees have increased to levels similar to the more normal 1998 management fee levels.

Ecuadorian operations, nonexistent in 1999, contributed only $67,000 to administrative costs for the nine month period ended September 30, 2000, but almost $300,000 for the period ended June 30, 2000. The net credit in third quarter is primarily the result of having seven months of operator's overhead reimbursement on the Tiguino field netted against the quarter's normal administrative costs. The Company took over operations of the Tiguino field in February, but its 70% working interest in the field was not finalized until third quarter; therefore, overhead was assessed for the first time on the February through September period and 30% of previously incurred costs were

                         BELLWETHER EXPLORATION COMPANY

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (Continued)


billed to the other owner. Domestically, an $934,000 charge related to change in management was recorded during the 2000 period. Included in that charge was $715,000 required to be expensed based upon differences between exercise and grant date prices on options awarded to the Company president.

Interest expense increased 28% to $11.1 million for the nine months ended September 30, 2000 from $8.7 million in the same period of 1999. Increased interest rates and higher borrowings outstanding resulted in the increase. Ecuadorian operations are funded through direct contributions by Bellwether and its partners and by intercompany loans made among the Bellwether subsidiaries.

At December 31, 1999 the Company had a tax valuation allowance of $19.8 million against its deferred tax assets. As of March 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income and commodity prices. The valuation allowance was removed and a $19.8 million benefit was recorded in first quarter. After netting deferred tax liability generated during the nine months ended September 30, 2000, an overall tax benefit of $12.5 million remains for the year to date. The provision for federal and state income taxes for the nine months ended September 30, 1999 was based upon a 0% effective tax rate.


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

                         BELLWETHER EXPLORATION COMPANY

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, including adverse changes in commodity
prices and interest rates.   Since year end 1999, the Company has entered into
additional swap contracts as follows:

Oil Hedges
----------

-------------------------------------------------------------------------------------
                                                                      NYMEX     NYMEX
         Period                       BBLS     Total BBLS    Type     Price     Price
                                     Per Day                          Floor    Ceiling
--------------------------------------------------------------------------------------
Oct. 2000-Dec. 2000                    4,000      368,000   Collar*   $23.00    $25.00
--------------------------------------------------------------------------------------
Jan. 2001-Dec. 2001                    1,500      547,500   Collar    $24.00    $30.00
--------------------------------------------------------------------------------------


Gas Hedges
----------

---------------------------------------------------------------------------------------
                                                                        NYMEX    NYMEX
         Period                            MCF     Total MCF    Type    Price    Price
                                         Per day                        Floor   Ceiling
---------------------------------------------------------------------------------------
Oct. 2000                                 35,000   1,085,000   Collar   $2.30     $2.84
---------------------------------------------------------------------------------------
Oct. 2000                                 15,000     465,000   Collar   $2.30     $2.87
---------------------------------------------------------------------------------------
Nov. 2000 - March 2001                    25,000   3,790,000   Collar   $2.40     $3.37
---------------------------------------------------------------------------------------
Apr. 2001 - Oct. 2001                     35,000   7,550,000   Collar   $2.20     $2.92
---------------------------------------------------------------------------------------

    * This agreement includes a put at $18.00 per barrel

Bellwether purchased a $4.60 gas swap for the period November 2000 through October 2001 for 15,000 Mcf per day. This limits the loss on the hedged production that was being sold and reduced the volume of gas hedged in future periods.

The fair value at September 30, 2000 of all commodity swap agreements was an unrealized loss of $32.8 million. A 10% change in price would have a $9 to $10 million impact on the fair value of the swaps.

The fair value of the interest rate swap at September 30, 2000 was a loss of $4.6 million.

                         BELLWETHER EXPLORATION COMPANY

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          -----------------

               None

ITEM 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

              None.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

              None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              None.

ITEM 5.   Other Information
          -----------------

              None.

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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

                                BELLWETHER EXPLORATION COMPANY
                                ------------------------------
                                             (Registrant)


Date:    November 13, 2000      By:    /s/ Douglas G. Manner
         -----------------         ---------------------------------
                                   Douglas G. Manner
                                   President and Chief Executive Officer


Date:    November 13, 2000      By:    /s/ Robert J. Bensh
         -----------------         ---------------------------------
                                   Robert J. Bensh
                                   Chief Financial Officer