Form 10-K405/A
period 2000-12-31
BELLWETHER EXPLORATION CO
filed 2001-05-03
CIK 319459

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

   The discounted present value is the present value, discounted at 10%, of the pre-tax future net cash flows attributable to estimated net proved reserves. This amount is calculated assuming the oil and gas production attributable to the proved reserves estimated in the independent engineer's report using year end prices for the production and assuming costs will remain constant. The assumed costs are subtracted from the assumed revenues, resulting in a stream of pre-tax future cash flows.

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

   Bellwether has taken all steps necessary to assign to it the rights under the contracts and licenses covering the Charapa field, and to allow its subsidiary to operate the field and sell its share of production from the field. In addition, Bellwether must complete a process of registering the assignment to our subsidiary with the Ecuador Ministry of Energy and Mines. Bellwether is in the process of registering the assignment of its interest in the Charapa field. Bellwether has requested the signature of Petroecuador and Petroproduccion, two state owned oil companies, on the assignment document. Petroecuador and Petroproduccion have requested a legal opinion as to who shall authorize their legal representatives to sign the assignment document. Bellwether's legal counsel in Ecuador, Paz & Horowitz, have advised that Petroecuador and Petroproduccion are required and must sign the assignment documents according to applicable laws and regulations. They have further advised that the completion of the registration process is assured and that during the completion of the registration process, Bellwether's subsidiary's rights to operate the Charapa field and sell its share of production will not be affected.

   Bellwether has taken all steps necessary to assign the rights under the contracts and licenses covering the Tiguino field, and to allow its subsidiary to operate the field and sell its share of production from the field. Bellwether must also complete the process of registering the assignment to its subsidiary with the Ecuador Ministry of Energy and Mines. Bellwether acquired its interest in the Tiguino field in two parts, a 45% interest and a 25% interest. Bellwether has taken all steps and received all approvals necessary to complete the registration of the assignment of its 45% interest in the Tiguino field, except that it must obtain the signature of Petroecuador and Petroproduccion on the assignment documents. The 25% interest in the field is held for Bellwether by a nominee. With respect to this 25% interest, in addition to the signature of Petroecuador and Petroproduccion, Bellwether must also receive the final signature of the Ministry of Energy and Mines, which Bellwether expects to receive in May 2001, although such signature may be delayed.

   Bellwether expects that Petroecuador and Petroproduccion will request a legal opinion as to who shall authorize their legal representatives to sign the assignment document in order to complete the registration process for both our 45% and 25% interests in the Tiguino field. Paz & Horowitz have advised, that Petroecuador and Petroproduccion are required and must sign the assignment documents according to applicable laws and regulations. They have further advised that the signature of the Ministry of Energy and Mines on the registration documents for our 25% interest and the completion of the registration process is assured and that during these processes, Bellwether's subsidiary's rights to operate the Tiguino field and sell its share of production will not be affected.

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

                                Net Production          Net Proved Reserves
                           -------------------------- --------------------------
                           Oil &              Oil     Oil &              Oil
                             NGL     Gas   Equivalent   NGL     Gas   Equivalent
Area                       (MBBLS) (MMCF)     MBOE    (MBBLS) (MMCF)    (MBOE)
----                       ------  ------  ---------- ------  ------  ----------
Gulf Coast................   372    3,368      933       877  29,063     5,721
Gulf of Mexico............   708    7,678    1,988     1,759  25,269     5,971
Permian Basin.............   379    1,139      569     5,447  12,279     7,493
Ecuador(1)................   174       --      174     7,813      --     7,813
Other(2)..................   747    8,293    2,129     3,241   8,118     4,594
                           -----   ------    -----    ------  ------    ------
                           2,380   20,478    5,793    19,137  74,729    31,592
                           =====   ======    =====    ======  ======    ======

--------
(1) Such reserves are pursuant to a contract with the Ecuadorian government under which the Company does not own the reserves but where the Company has a contractual right to produce the reserves and receive revenue. The Ecuadorian government has not issued final approval for the assignment of
     4.8 MMBOE purchased by the Company; however, the Company has a legal opinion stating that it is legally entitled to the production of such reserves.
(2) Net production includes nine to twelve months of production from fields that were sold in the year 2000. Such fields have been removed from December 31, 2000 proved reserves.

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

 Bellwether has not completed the registration of the assignment of its properties in Ecuador, and failure to complete the process may result in a forfeiture of its interest of its properties in Ecuador.

   Bellwether owns two properties in Ecuador, the Charapa field, which it acquired in 1999 and the Tiguino field, which it acquired in 2000. Bellwether's estimated net proved reserves as of December 31, 2000, included proved reserves in the Charapa field of 3.0 MMBOE and in the Tiguino field of
4.8 MMBOE. Bellwether is in
the process of registering the acquisition of the Charapa field and Tiguino field. To complete the registration process in the Charapa field Bellwether must sign an assignment document which must also be signed by Petroecuador and Petroproduccion. This assignment document is required according to applicable Ecuadorian laws and regulations. Bellwether obtained the necessary authorization and with that Bellwether has requested the signature of Petroecuador and Petroproduccion. They have requested a legal opinion from a state agency as to who is the appropriate person or persons in Petroecuador and Petroproduccion to authorize their legal representatives to sign the assignment document. The identity of the appropriate person or persons to make the authorizations is a matter of the internal affairs of Petroecuador and Petroproduccion, which are not sure which internal process they should follow to properly authorize their legal representatives. Bellwether's legal counsel in Ecuador, Paz & Horowitz, has advised that the registration process in the Charapa field will be completed, and there is no legal reason that it will not be completed.

   Bellwether acquired its interest in the Tiguino field in two parts, a 45% interest and a 25% interest. With respect to the 45% interest, Bellwether has received all approvals from governmental agencies necessary to complete the registration process. Bellwether currently holds its 25% interest through a nominee arrangement. This arrangement is customary in Ecuador, and is enforceable under the laws of Ecuador. Upon registration of the assignment contracts, Bellwether's subsidiary Petrobell will hold the contract on its own behalf. Paz & Horowitz has advised Bellwether that the holding of title to the contract under the nominee arrangement does not affect its subsidiary's ability to operate the property or exercise the rights under the contract. With respect to the 25% interest, Bellwether expects to receive all required approvals from governmental agencies necessary to complete the registration process in May. Bellwether will request that Petroecuador and Petroproduccion sign the assignment document. Similarly to the case in Charapa, Petroecuador and Petroproduccion must determine the internal procedure that they must follow in order to cause their legal representatives to be properly authorized to sign the assignment documents. Paz & Horowitz has advised Bellwether that the registration process in the Tiguino field will be completed, and there is no legal reason that it will not be completed.

   If Bellwether is unable or refuses to complete the registration process, Bellwether may forfeit all or a portion of its interest in the properties in Ecuador.

   Additionally, to the extent Bellwether relies on opinions of experts in foreign jurisdictions, including Paz & Horowitz, we may be subject to the laws of foreign jurisdictions in interpreting and enforcing these opinions. Also, the enforceability by investors of civil liabilities under the securities laws may be affected adversely by the fact that such experts are residents of foreign jurisdictions.

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

   Bellwether may elect an interest rate based either on a margin plus London Interbank Offered Rate ("LIBOR") or the higher of the prime rate or the sum of 0.5% of 1% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate will vary from LIBOR plus 1.0% to LIBOR plus 3.5% based upon the borrowing base usage. The Senior Credit Facility contains various covenants including certain required financial measurements for current and interest ratios and consolidated tangible net worth. As of December 31, 2000 the Company was in compliance with all debt covenants. In addition, the Senior Credit Facility contains the following limitations: 1) Bellwether and its subsidiaries will not sell all or substantially all of their assets to another person, 2) none of Bellwether or its subsidiaries will incur additional indebtedness with the exception of permitted indebtedness, 3) the indebtedness of Bellwether's subsidiaries will not exceed 10% of consolidated tangible net worth (indebtedness from subsidiaries to Bellwether or guarantors is permitted), 4) none of Bellwether or its subsidiaries will make any restricted payments or restricted investments unless no default exists under the Senior Credit Facility and all such restricted payments and investments made since closing do not exceed the sum of (A) $5 million plus (B) 25% consolidated net income (less 100% of losses) plus (C) net cash proceeds of non-redeemable stock, provided, there are no payments made on permitted subordinated debt prior to stated maturity. "Permitted indebtedness" means (i) debt outstanding under the Senior Credit Facility on the date of the Senior Credit Facility and secured by liens permitted under the Senior Credit Facility, (ii) subordinated debt approved by the banks, (iii) intercompany debt, (iv) negotiable instruments for collection in the ordinary course of business, and (v) additional formal debt not to exceed $3.0 million.

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

Liquidity and Capital Resources

   The Company's principal sources of capital for the last three years been the sale of non-core properties, borrowings under bank credit facilities and cash flow from operations. Non-core property divestitures in the year 2000 realized net proceeds of approximately $46.0 million. Most sales were completed during the fourth quarter of 2000. Borrowings from banks were $25.5 million, $30.0 million, and $4.9 million at the end of fiscal years 2000, 1999, and 1998, respectively. At December 31, 2000, available debt capacity under the Senior Credit Facility, after netting $7.4 million in outstanding letters of credit, was $1.6 million. As the Notes mature in November 2007 and the Senior Credit Facility matures in August 2002, the Company has no debt repayment obligation within the next twelve months. Cash flow from operations before changes in assets and liabilities totaled $62.6 million, $30.8 million and $30.4 million for the fiscal years 2000, 1999, and 1998, respectively. Cash flow from operations before changes in working capital for the fiscal year 2000 was significantly impacted by increases in the average prices received for oil and gas production as compared to previous periods. The Company's commodity hedges would have reduced future cash flows by $33.1 million at December 31, 2000; however the actual settlement of such hedges will increase or decrease cash flows over the period of the hedges.

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

   On January 25, 2001, Bellwether announced plans to merge with Bargo Energy Company. Contemporaneously with the merger, Bellwether proposes to increase its authorized common stock to 65.0 million shares and amend its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, Bargo shareholders will receive a combination of cash and Bellwether common stock. The merger is conditioned upon its receiving the approval of Bellwether's shareholders and Bargo's shareholders. The merger will be accounted for using the purchase method of accounting. Bellwether has received a commitment letter and a term sheet from J.P. Morgan Chase and BNP Paribas to loan up to $200 million to the Company following the merger under a revolving credit facility. Bellwether's management believes the merger is, among other things, in accordance with Bellwether's long-term strategy of growth through acquisitions, will create a larger company with more liquidity in its common stock and more financial flexibility, will strengthen Bellwether's management team, and will add significantly to Bellwether's production. The Company anticipates the merger will result in a cost savings of approximately $4.0 million per year. The merging of the two companies into one office location will reduce costs immediately. Key service providers, such as reserve engineers, information systems and financial outsourcers, external auditors and tax providors, attorneys and insurers, will be able to serve the larger combined company at lower cost than the two smaller companies separately.

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

   Gas plant revenues were $6.1 million in 2000, compared to $3.8 million in 1999. Contributing to this increase was a 57% increase in average realized plant liquid prices. Gas plant expense increased from $2.4 million in 1999 to $2.7 million in the year 2000, or 13%. Such increase is small when compared to the 61% increase in revenues. While Snyder Gas Plant costs for purchased natural gas increased along with commodity prices, the Diamond M plant's gas purchase costs decreased in proportion to revenues. One of the gas plant partners, which also provides significant quantities of gas to the plant, elected to take its reimbursement in-kind, receiving a share of the products.

   Production expenses for the year 2000 totaled $30.5 million, as compared to $21.5 million in the year 1999. On a barrel equivalency basis, production expenses were $5.27 per BOE in 2000 and $4.11 per BOE in 1999. Ecuadorian operations, which started in late 1999, account for $2.9 million, or $0.49 per BOE, of this increase. Most of the Ecuadorian field expenses are non-recurring, including repair and maintenance of production facilities and replacement of downhole pumps. Production taxes are included in this production expense category and are calculated as a percentage of revenue in many areas; therefore, they have increased with the increase in realized prices, contributing $0.28 per BOE. Price inflation has impacted many items like fuel, contract labor, and specialized services. Finally, the year 2000 included a number of workovers and maintenance projects in order to boost production levels in this period of high prices. Transportation costs were not significant in either 2000 or 1999.

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

                                          KPMG LLP

Houston, Texas
March 9, 2001

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31, December 31,
                                                          2000         1999
                       ASSETS                         ------------ ------------
                                                       (Amounts in thousands)
CURRENT ASSETS:
Cash and cash equivalents............................  $  14,464    $   6,101
Accounts receivable and accrued revenues.............     27,724       14,354
Notes receivable-affiliate...........................      1,281           --
Prepaid expenses and other...........................      1,189        1,562
                                                       ---------    ---------
  Total current assets...............................     44,658       22,017
                                                       ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties (full cost)
  United States--Unproved properties of $11,360 and
   $16,325 excluded from amortization as of December
   31, 2000 and 1999, respectively...................    421,408      344,778
  Ecuador--Unproved properties of $0 and $404
   excluded from amortization as of December 31, 2000
   and 1999, respectively............................     12,988        1,246
Gas plant facilities.................................     18,452       17,775
                                                       ---------    ---------
                                                         452,848      363,799
Accumulated depreciation, depletion and
 amortization--oil and gas...........................   (296,567)    (221,092)
Accumulated depreciation, depletion and
 amortization--gas plant.............................     (7,345)      (6,134)
                                                       ---------    ---------
Net property, plant and equipment....................    148,936      136,573

Leasehold, furniture and equipment...................      2,782          438
Accumulated depreciation.............................       (404)         (74)
                                                       ---------    ---------
                                                           2,378          364
                                                       ---------    ---------
INVESTMENT IN OUTSIDE COMPANY........................      4,554        4,554
DEFERRED INCOME TAXES................................     15,141        2,739
OTHER ASSETS.........................................      5,878        5,514
                                                       ---------    ---------
                                                       $ 221,545    $ 171,761
                                                       =========    =========


                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      December 31, December 31,
                                                          2000         1999
        LIABILITIES AND STOCKHOLDERS' EQUITY          ------------ ------------
                                                       (Amounts in thousands,
                                                      except share information)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.............   $ 29,960     $ 18,247
Commodity derivative liabilities.....................      7,486           --
                                                        --------     --------
  Total current liabilities..........................     37,446       18,247
                                                        --------     --------
LONG-TERM DEBT.......................................    125,450      130,000
OTHER LIABILITIES....................................      1,689          200
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 1,000,000 shares
 authorized; none issued or outstanding at December
 31, 2000 and 1999...................................         --           --
Common stock, $0.01 par value, 30,000,000 shares
 authorized, 14,259,626 and 14,168,791 shares issued
 at December 31, 2000 and December 31, 1999,
 respectively........................................        143          142
Additional paid-in capital...........................     81,892       80,455
Retained deficit.....................................    (23,170)     (55,378)
Treasury stock, at cost, 311,000 shares..............     (1,905)      (1,905)
                                                        --------     --------
    Total stockholders' equity.......................     56,960       23,314
                                                        --------     --------
                                                        $221,545     $171,761
                                                        ========     ========



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year Ended         Year Ended         Year Ended
                           December 31,       December 31,       December 31,
                               2000               1999               1998
                          ---------------    ---------------    ---------------
                           (Amounts in thousands, except per share data)
REVENUES:
  Gas revenues..........           $ 62,652    $       41,559     $        46,661
  Oil revenues--United
   States...............             45,286            26,705              26,991
  Oil revenues--
   Ecuador..............              4,315                --                  --
  Gas plant revenues....              6,070             3,830               3,170
  Interest and other
   income...............                957             1,335               1,347
                            ---------------    --------------     ---------------
                                    119,280            73,429              78,169
                            ---------------    --------------     ---------------
COSTS AND EXPENSES:
  Production expenses--
   United States........             27,694            21,515              25,381
  Production expenses--
   Ecuador..............              2,815                17                  --
  Transportation costs..                270               316                 435
  Gas plant expenses....              2,677             2,366               1,967
  Depreciation,
   depletion and
   amortization--United
   States...............             31,909            23,863              39,688
  Depreciation,
   depletion and
   amortization--
   Ecuador..............                745                --                  --
  Impairment expense....                 --                --              73,899
  Disposition of
   hedges...............              8,671                --                  --
  General and
   administrative
   expenses.............              9,138             7,848               8,459
  Interest expense......             15,375            11,845              11,660
                            ---------------    --------------     ---------------
                                     99,294            67,770             161,489
                            ---------------    --------------     ---------------
Income (loss) before
 income tax benefit.....             19,986             5,659             (83,320)
Provision for income tax
 benefit................            (12,222)           (3,154)             (6,069)
                            ---------------    --------------     ---------------
Net income (loss).......    $        32,208    $        8,813     $       (77,251)
                            ===============    ==============     ===============
Net income (loss) per
 share..................    $          2.32    $          .64     $         (5.50)
                            ===============    ==============     ===============
Net income (loss) per
 share--diluted.........    $          2.27    $          .63     $         (5.50)
                            ===============    ==============     ===============
Weighted average common
 shares outstanding.....             13,899            13,854              14,039
                            ===============    ==============     ===============
Weighted average common
 shares outstanding--
 diluted................             14,175            13,896              14,039
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
                          ======  ====   ===    ===    =======   ========    ====  =======  ========



                See Notes to Consolidated Financial Statements.

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Year Ended   Year Ended   Year Ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
                                                (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................   $ 32,208     $  8,813     $(77,251)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation, depletion and
   amortization........................     33,213       24,694       40,544
  Stock option expense amortization....        849           --           --
  Disposition of hedges................      8,671           --           --
  Impairment expense...................         --           --       73,899
  Deferred taxes.......................    (12,307)      (2,739)      (6,820)
                                          --------     --------     --------
                                            62,634       30,768       30,372
Changes in assets and liabilities, net
 of acquisition effects:
  Accounts receivable and accrued
   revenues............................    (13,370)       2,101        2,691
  Prepaid expenses and other...........        373          157        1,521
  Accounts payable and accrued
   liabilities.........................     12,217        6,265       (2,220)
  Due (to) from affiliates.............         --         (125)       3,245
  Abandonment costs....................     (1,531)        (136)        (757)
  Other................................       (215)        (411)        (887)
                                          --------     --------     --------
NET CASH FLOWS PROVIDED BY OPERATING
 ACTIVITIES............................     60,108       38,619       33,965
                                          --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of oil and gas
   properties..........................     (7,078)     (25,889)      (9,596)
  Investment in outside companies......         --       (4,426)        (128)
  Note receivable......................     (1,281)          --           --
  Additions to oil and gas properties..    (81,294)     (30,904)     (30,583)
  Proceeds from sales of properties....     45,906        5,139          421
  Additions to leasehold, furniture and
   equipment...........................     (2,462)        (448)         (48)
  Additions to gas plant facilities....       (677)        (369)        (689)
  Other................................       (446)      (1,071)         (88)
                                          --------     --------     --------
NET CASH FLOWS USED IN INVESTING
 ACTIVITIES............................    (47,332)     (57,968)     (40,711)
                                          ========     ========     ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.............     31,400       42,000        4,900
  Net proceeds from issuance of common
   stock...............................        496           13        1,649
  Payments of long-term debt...........    (35,950)     (16,400)        (500)
  Credit facility costs................       (359)        (172)         (88)
  Purchase of treasury shares..........         --           (1)      (1,904)
                                          --------     --------     --------
NET CASH FLOWS (USED IN) PROVIDED BY
 FINANCING ACTIVITIES..................     (4,413)      25,440        4,057
                                          --------     --------     --------
Net increase (decrease) in cash and
 cash equivalents......................      8,363        6,091       (2,689)
Cash and cash equivalents at beginning
 of period.............................      6,101           10        2,699
                                          --------     --------     --------
Cash and cash equivalents at end of
 period................................   $ 14,464     $  6,101     $     10
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

2. Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of Bellwether Exploration Company and its wholly-owned subsidiaries. Snyder Gas Plant Venture and NGL/Torch Gas Plant Venture and their 11.9% and 32.0% investments in the Snyder and Diamond M-Sharon Ridge Gas Plants have been pro rata consolidated through September 1999 at which time the joint ventures were dissolved. Although the joint ventures were dissolved, the Company retained its interests in the gas plants.

   In 1999 the Company reflected its investment in Carpatsky using the equity method. Due to different business and cultural approaches, foreign regulations and financial limitations, the Company does not have significant influence over Carpatsky; therefore the investment in Carpatsky is reflected using the cost method in 2000. The Company's December 30, 1999 investment in Carpatsky did not result in the reflection of any equity in earnings during 1999.

 Oil and Gas Properties

   The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and direct internal costs) are capitalized as incurred. Direct internal costs capitalized are primarily the salary and benefits of geologists and engineers directly involved in acquisition, exploration and development activities and amounted to $3.3 million, $1.7 million and $0.8 million in the years ended December 31, 2000, 1999 and 1998, respectively. The Company currently has two full cost pools:
United States and Ecuador. The cost of oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants. Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. Depletion expense per equivalent barrel of domestic production was approximately $5.47 in 2000, $4.32 in 1999, and $6.59 in 1998. Depletion expense per equivalent barrel of Ecuador production was $4.28 in 2000.

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

   Prior year financial statements have been restated to present gas plant revenues on a gross basis in compliance with EITF 99-19. The presentation did not impact previously reported net income (loss) or net income (loss) per share for the periods presented.

 Revenue Recognition and Gas Imbalances

   The Company uses the sales method of accounting for revenue. Under this method, oil and gas revenues are recorded when oil and natural gas production is sold to purchasers on its behalf. Sales to Torch Co-Energy LLC accounted for greater than 10% of oil and gas revenues in 2000, 1999, and 1998. The sales amounts were $26.9 million, $14.9 million, and $20.5 million, respectively, and were part of domestic revenues.

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

4. Related Party Transactions

   The Company is a party to a master services agreement and six specific outsourcing contracts which require Torch Energy Advisors Incorporated ("Torch") to administer certain business activities of the Company. The various contracts have terms from two years to five years in length and annual fees ranging from fixed and variable amounts of $0.6 million to $3.0 million plus fees based upon percentages of production ranging from 1/2% to 2% depending on the product. Prior to October 1999, the Company was party to an administrative services agreement which required Torch to administer certain activities of the Company for monthly fees equal

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES to the sum of one-twelfth of 2% of the average of the book value of the Company's total assets, excluding cash, plus 2% of annual operating cash flows (as defined) during the period in which the services are rendered plus reimbursement of certain costs incurred on behalf of the Company. For the periods ended December 31, 2000, 1999, and 1998 related fees paid to Torch amounted to $4.7 million, $2.9 million and $4.0 million, respectively.

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

   Pursuant to a Separation Agreement between the Company and one of the senior executives, the executive entered into a nonrecourse promissory note with a principal amount of $332,872. The loan bears interest at an annual rate of seven percent and is due and payable on August 23, 2002. The loan is secured by 78,323 shares of the Company's Common Stock. As of December 31, 2000, the outstanding loan balance of $332,872 was reflected in Other Assets on the Balance Sheet, while accrued interest of $8,414 was reflected within Accounts Receivable and Accrued Revenues on the Balance Sheet.

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

   During the fiscal year 1992, the Company acquired an average 24.4% interest in three mining ventures (the "Mining Venture") from an unaffiliated person for $128,500. At the time of such acquisition, J. P. Bryan, his brother, Shelby Bryan and Robert L. Gerry III, a director of Nuevo Energy Company (the "Affiliated Group"), owned an average 21.5% interest in the Mining Venture. The Company's interest in the Mining Venture increased to 32.5% during 1998 as it pays costs of the venture while the interest of the Affiliated Group decreased. On

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

December 31, 1998, the Company impaired the value of the asset by $465,000, included in the Impairment Expense line of the Statement of Operations, leaving a $10,000 investment. The impairment was taken because Bellwether believed the venture did not have value above $10,000, without further investment that it did not anticipate would occur. In 1999, the Company invested $273,000 in the Mining Venture based upon a third party assay showing economically mineable grades of several precious minerals, bringing its recorded investment to $283,000 as of December 31, 1999. During 2000, the Company invested $446,000 in the Mining Venture, bringing its recorded investment to $729,000 as of December 31, 2000 for a 40.7% interest. The Mining Venture is recorded at cost in the Other Assets section of the balance sheet.

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

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

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

                                           Year Ended   Year Ended   Year Ended
                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
Net income (loss)
  As reported............................   $32,208      $  8,813     $(77,251)
  Pro forma..............................   $24,955      $(19,516)    $(78,321)
Earnings (loss) per share
  As reported............................   $  2.32      $    .64     $  (5.50)
  Pro forma..............................   $  1.80      $  (1.41)    $  (5.58)
Diluted earnings (loss) per share
  As reported............................   $  2.27      $    .63     $  (5.50)
  Pro forma..............................   $  1.76      $  (1.41)    $  (5.58)

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

10. Selected Quarterly Financial Data (amounts in thousands, except per share data) (Unaudited):

                                                 Quarter Ended
                                 ---------------------------------------------
                                 December 31, September 30, June 30, March 31,
                                     2000         2000        2000     2000
                                 ------------ ------------- -------- ---------
Revenues........................   $35,924       $31,526    $26,669   $25,162
Operating income................   $   680       $ 8,639    $ 5,011   $ 5,656
Net income......................   $   432       $ 5,357    $ 3,029   $23,390
Earnings per common share.......   $  0.03       $  0.38    $  0.22   $  1.69
Earnings per common shares--
 diluted........................   $  0.03       $  0.37    $  0.21   $  1.67

                                                 Quarter Ended
                                 ---------------------------------------------
                                 December 31, September 30, June 30, March 31,
                                     1999         1999        1999     1999
                                 ------------ ------------- -------- ---------
Revenues........................   $25,280       $18,463    $15,943   $13,743
Operating income (loss).........   $ 7,283       $  (463)   $   123   $(1,284)
Net income (loss)...............   $ 9,972       $     2    $   123   $(1,284)
Earnings (loss) per common
 share..........................   $  0.72       $  0.00    $  0.01   $ (0.09)
Earnings (loss) per common
 share--diluted.................   $  0.71       $  0.00    $  0.01   $ (0.09)

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

                                                   Year Ended December 31,
                                                  ---------------------------
                                                    2000     1999      1998
                                                  -------- --------  --------
Sales to unaffiliated customers:
  Oil and gas--US................................ $107,938 $ 68,264  $ 73,652
  Oil and gas--Ecuador...........................    4,315       --        --
  Gas plants.....................................    6,070    3,830     3,170
                                                  -------- --------  --------
    Total sales..................................  118,323   72,094    76,822
  Interest and other income......................      957    1,335     1,347
    Total revenues...............................  119,280   73,429    78,169
                                                  ======== ========  ========
Operating profit (loss) before income taxes:
  Oil and gas--US................................ $ 40,983 $ 22,570  $(65,751)
  Oil and gas--Ecuador...........................      719      (17)       --
  Gas plants.....................................    3,393    1,464     1,203
                                                  -------- --------  --------
                                                  $ 45,095 $ 24,017  $(64,548)
  Unallocated corporate expenses.................    9,734    6,513     7,112
  Interest expense...............................   15,375   11,845    11,660
                                                  -------- --------  --------
  Operating profit (loss) before income taxes.... $ 19,986 $  5,659  $(83,320)
                                                  ======== ========  ========
Identifiable assets:
  Oil and gas--US................................ $125,586 $123,686  $ 95,595
  Oil and gas--Ecuador...........................   12,243    1,246       191
  Gas plants.....................................   11,107   11,641    12,430
                                                  -------- --------  --------
                                                  $148,936 $136,573  $108,216
  Corporate assets and investments...............   72,609   35,188    22,980
                                                  -------- --------  --------
    Total........................................ $221,545 $171,761  $131,196
                                                  ======== ========  ========
Capital expenditures:
  Oil and gas--US................................ $ 76,242 $ 56,793  $ 40,179
  Oil and gas--Ecuador...........................   12,130       --        --
  Gas plants.....................................      677      369       689
                                                  -------- --------  --------
                                                  $ 89,049 $ 57,162  $ 40,868
                                                  ======== ========  ========
Depreciation, depletion amortization and
 impairments:
  Oil and gas--US................................ $ 30,356 $ 22,643  $112,447
  Oil and gas--Ecuador...........................      745       --        --
  Gas plants.....................................    1,211    1,159     1,140
                                                  -------- --------  --------
                                                  $ 32,312 $ 23,802  $113,587
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
                                                        ------- ------- -------
                                                        $88,372 $56,793 $40,179
                                                        ======= ======= =======

                BELLWETHER EXPLORATION COMPANY AND SUBSIDIARIES

 Capitalized costs (in thousands):

                                                              Year Ended
                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
United States:
Proved properties........................................ $ 410,048  $ 328,453
Unproved properties......................................    11,360     16,325
                                                          ---------  ---------
  Total capitalized costs................................   421,408    344,778
  Accumulated depreciation, depletion, amortization and
   impairment............................................  (295,822)  (221,092)
                                                          ---------  ---------
    Net capitalized costs................................ $ 125,586  $ 123,686
                                                          ---------  ---------
Ecuador:
Proved properties........................................ $  12,988  $     842
Unproved properties......................................        --        404
                                                          ---------  ---------
  Total capitalized costs................................    12,988      1,246
  Accumulated depreciation, depletion, amortization and
   impairment............................................      (745)        --
                                                          ---------  ---------
    Net capitalized costs................................ $  12,243  $   1,246
                                                          ---------  ---------
Worldwide:
Proved properties........................................ $ 423,036  $ 329,295
Unproved properties......................................    11,360     16,729
                                                          ---------  ---------
  Total capitalized costs................................   434,396    346,024
  Accumulated depreciation, depletion, amortization and
   impairment............................................  (296,567)  (221,092)
                                                          ---------  ---------
    Net capitalized costs................................ $ 137,829  $ 124,932
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

 Per unit sales prices and costs

                                                              Year Ended
                                                             December 31,
                                                         ---------------------
                                                          2000   1999    1998
                                                         ------ ------  ------
Average sales price, including the effect of hedges
  Oil and condensate (per BBL)--US...................... $20.53 $12.84  $11.75
  Oil and condensate (per BBL)--Ecuador................. $24.80 $   --  $   --
  Natural gas (per MCF)................................. $ 3.06 $ 2.19  $ 2.19
Average sales price, excluding the effect of hedges
  Oil and condensate (per BBL)--US...................... $24.40 $14.48  $11.44
  Oil and condensate (per BBL)--Ecuador................. $24.80     (1)     (1)
  Natural gas (per MCF)................................. $ 3.84 $ 2.22  $ 2.06
Average production expenses per BOE--US................. $ 4.93 $ 4.11  $ 4.34
Average production expenses per BOE--Ecuador............ $16.18 $   (1) $   (1)
Average depletion rate per BOE--US...................... $ 5.46 $ 4.32  $ 6.59
Average depletion rate per BOE--Ecuador................. $ 4.28     (1)     (1)

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
                                                                    ========

   The discounted future cash flows above were calculated using NYMEX WTI Cushing posted price for the last trading day of the year 2000. These prices were $26.80, $25.60, and $12.05 per barrel and $9.52, $2.33, and $2.15 per
MMBTU, for December 31, 2000, 1999, and 1998, respectively, adjusted to the wellhead to reflect adjustments for transportation, quality and heating content. The foregoing discounted future net cash flows do not include the effects of hedging or other derivative contracts not specific to a property. Including the tax effected impact of hedging on discounted future net cash flows would have increased discounted future net cash flows by approximately $370,000 in 1999. Including the tax effected impact of hedging on discounted future cash flows would have decreased discounted future net cash flows by approximately $35.7 million in 2000.

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

   10.19 Separation agreement dated January 1, 2001 between the Company and
         Robert J. Bensh (incorporated by reference to Exhibit 10.19 to the
         Company's 'Annual Report on Form 10-K for the year ended December 31,
         2000).

   10.20 Employment contract dated January 15, 2001 between the Company and
         Kent Williamson--(incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31,
         2000).

   10.21 Contract for Crude Oil Production and Additional Exploration of
         Hydrocarbons in the Marginal Field Tiguino (incorporated by reference to Exhibit 10.19 to the Company's Proxy Statement filed April 24,
         2001)

   11.22 Form of Voting Agreement (incorporated by reference to the Company's
         8-K dated January 26, 2001).

   21.1  Subsidiaries of Bellwether Exploration Company--Included herewith.

   23    Consents of experts:

   23.2  Consent of Ryder Scott Company

   23.3  Consent of KPMG LLP--Included herewith

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

Dated: May 2, 2001


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ J. P. Bryan               Director                       May 2, 2001
______________________________________
             J. P. Bryan

        /s/ Ann Kaesermann             Vice President--Chief          May 2, 2001
______________________________________  Accounting Officer
            Ann Kaesermann

        /s/ Dr. Jack Birks             Director                       May 2, 2001
______________________________________
            Dr. Jack Birks

______________________________________ Director                       May 2, 2001
            Judy Ley Allen

      /s/ Vincent H. Buckley           Director                       May 2, 2001
______________________________________
          Vincent H. Buckley

        /s/ Habib Kairouz              Director                       May 2, 2001
______________________________________
            Habib Kairouz

       /s/ A. K. McLanahan             Director                       May 2, 2001
______________________________________
           A. K. McLanahan

      /s/ Townes G. Pressler           Director                       May 2, 2001
______________________________________
          Townes G. Pressler