Form 10-Q
period 2001-03-31
BELLWETHER EXPLORATION CO
filed 2001-05-15
CIK 319459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                   FORM 10-Q

(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------                     Exchange Act of 1934


                 For the Quarterly Period Ended March 31, 2001

                                       or

           Transition Report Pursuant to Section 13 or 15 (d) of the Securities
----------                    Exchange Act of 1934


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

As of May 8, 2001, 14,049,233 shares of common stock of Bellwether Exploration Company were outstanding.

                        BELLWETHER EXPLORATION COMPANY


                                     INDEX

                                                                            Page No.
                                                                            ---------
PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

   Condensed Consolidated Balance Sheets:
        March 31, 2001 (Unaudited) and December 31, 2000....................     3
   Condensed Consolidated Statements of Operations (Unaudited):
        Three months ended March 31, 2001 and 2000..........................     5
   Condensed Consolidated Statements of Cash Flows (Unaudited):
        Three months ended March 31, 2001 and 2000..........................     6
   Notes to Condensed Consolidated Financial Statements (Unaudited).........     8

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................    15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.........    21

PART II.  OTHER INFORMATION.................................................    22

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Amounts in thousands)

                                    ASSETS

                                                                       March 31,              December 31,
                                                                         2001                     2000
                                                                    --------------           --------------
                                                                      (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents....................................          $   9,060               $  14,464
Accounts receivable and accrued revenues.....................             19,558                  27,724
Prepaid expenses and other...................................                913                   1,189
Notes receivable - affiliate.................................                ---                   1,281
                                                                       ---------               ---------
      Total current assets...................................             29,531                  44,658
                                                                       ---------               ---------
PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost)
    United States - Unproved properties of  $11,360 and
     $11,360 excluded from amortization as of March 31, 2001
     and December 31, 2000, respectively.....................            430,403                 421,408
   Ecuador - No unproved properties as of  March 31, 2001 and
    December 31, 2000........................................             13,415                  12,988
Gas plant facilities.........................................             18,930                  18,452
                                                                       ---------               ---------
                                                                         462,748                 452,848
Accumulated depreciation, depletion and amortization--oil
 and gas.....................................................           (300,693)               (296,567)
Accumulated depreciation, depletion, and amortization--gas
 plant.......................................................             (7,652)                 (7,345)
                                                                       ---------               ---------
Net property, plant and equipment............................            154,403                 148,936

Leasehold, furniture and equipment...........................              2,822                   2,782
Accumulated depreciation.....................................               (524)                   (404)
                                                                       ---------               ---------
                                                                           2,298                   2,378
                                                                       ---------               ---------
INVESTMENT...................................................              6,246                   4,554

DEFERRED INCOME TAXES........................................             20,577                  15,141

OTHER ASSETS.................................................              5,239                   5,878
                                                                       ---------               ---------
                                                                       $ 218,294               $ 221,545
                                                                       =========               =========

     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

               (Amounts in thousands, except share information)


                                                                              March 31,                December 31,
                                                                                 2001                      2000
                                                                            -------------             --------------
                                                                             (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities............................            $ 24,115                  $ 29,960
Commodity derivative liabilities....................................              21,275                     7,486
                                                                               ---------                 ---------
 Total current liabilities..........................................              45,390                    37,446
                                                                               ---------                 ---------
LONG-TERM DEBT......................................................             115,354                   125,450

INTEREST RATE SWAP..................................................               4,627                       ---

OTHER LIABILITIES...................................................               1,732                     1,689

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 1,000,000 shares authorized;
 none issued or outstanding at March 31, 2001 and
 December 31, 2000..................................................                 ---                       ---
Common stock, $0.01 par value, 30,000,000 shares authorized,
 14,357,126 and 14,259,626 shares issued at March 31,
 2001 and December 31, 2000, respectively...........................                 144                       143
Additional paid-in capital..........................................              82,680                    81,892
Retained deficit....................................................             (19,541)                  (23,170)
Treasury stock, at cost, 311,000 shares.............................              (1,905)                   (1,905)
Other comprehensive income (loss), net of taxes.....................             (10,187)                      ---
                                                                               ---------                 ---------
  Total stockholders' equity........................................              51,191                    56,960
                                                                               ---------                 ---------
                                                                               $ 218,294                 $ 221,545
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

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                           2001                    2000
                                                                         ---------              ---------
REVENUES:
   Oil and gas revenues--United States.......................             $ 31,136               $ 23,475
   Oil and gas revenues--Ecuador.............................                  522                    258
   Gas plant revenues........................................                1,609                  1,205
   Interest and other income.................................                  548                    224
                                                                         ---------              ---------
                                                                            33,588                 25,162
                                                                         ---------              ---------
COST AND EXPENSES:
   Production expenses--United States........................                5,995                  6,139
   Production expenses--Ecuador..............................                1,931                    175
   Transportation costs......................................                   40                     66
   Gas plant expenses........................................                  750                    551
   Mining venture............................................                  779                    ---
   Depreciation, depletion and amortization--United States...                7,804                  7,245
   Depreciation, depletion and amortization--Ecuador.........                  134                     45
   General and administrative expenses--United States........                2,535                  1,713
   General and administrative expenses--Ecuador..............                   14                    163
   Interest expense..........................................                3,964                  3,409
                                                                         ---------              ---------
                                                                            23,719                 19,506
                                                                         ---------              ---------
Income before income taxes and cumulative effect of a
  change in accounting method................................                9,869                  5,656

Provision (benefit) for income taxes before cumulative effect
  of a change in accounting method...........................                3,473                (17,734)
                                                                         ---------              ---------
Income.......................................................            $   6,396              $  23,390
                                                                         =========              =========
Cumulative effect of a change in accounting method,
   net of deferred tax.......................................                2,767                    ---
                                                                         =========              =========
Net income...................................................            $   3,629              $  23,390
                                                                         =========              =========
Income before cumulative effect of a change in
  accounting method per share................................            $    0.46              $    1.69
                                                                         =========              =========
Income before cumulative effect of a change in
  accounting method per share-diluted........................            $    0.44              $    1.67
                                                                         =========              =========
Net income per share.........................................            $    0.26              $    1.69
                                                                         =========              =========
Net income per share method-diluted..........................            $    0.25              $    1.67
                                                                         =========              =========
Weighted average common shares outstanding...................               14,028                 13,859
                                                                         =========              =========
Weighted average common shares outstanding-diluted...........               14,493                 14,031
                                                                         =========              =========

     See accompanying notes to condensed consolidated financial statements

                        BELLWETHER EXPLORATION COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            (Amounts in thousands)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                     ---------------------------------
                                                                                        2001                    2000
                                                                                     ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET  INCOME..........................................................                 $  3,629                $ 23,390
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation, depletion and amortization..........................                    8,165                   7,517
   Gain (loss) on interest rate swap.................................                      227                     ---
   (Gain) loss due to hedge ineffectiveness..........................                     (658)                    ---
   Mining venture....................................................                      729                     ---
   Cumulative effect of a change in accounting method,
    net of deferred tax..............................................                    2,767                     ---

   Stock option expense amortization.................................                      134                     ---
   Deferred income taxes.............................................                    2,322                 (17,806)
                                                                                      --------                --------
                                                                                        17,315                  13,101
Change in assets and liabilities:
 Accounts receivable and accrued revenue.............................                    7,756                  (2,600)
 Accounts payable and other liabilities..............................                   (7,550)                  2,376
 Other...............................................................                     (169)                 (1,018)
                                                                                      --------                --------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.....................                   17,352                  11,859
                                                                                      --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of oil and gas properties...............................                     (948)                 (2,217)
 Additions to properties and facilities..............................                   (8,475)                (19,293)
 Additions to leasehold, furniture and equipment.....................                      (44)                   (603)
 Note receivable.....................................................                      ---                    (663)
 Property sale proceeds and costs....................................                   (2,940)                     65
 Additions to gas plant facilities...................................                     (478)                    (33)
                                                                                      --------                --------
 Net cash flows used in investing activities.........................                  (12,885)                (22,744)
                                                                                      --------                --------
Cash flows from financing activities:
 Proceeds from borrowings............................................                   17,354                  16,900
 Payments of long term debt..........................................                  (27,450)                (12,000)
 Net proceeds from issuance of common stock..........................                      537                      35
 Credit facility costs...............................................                     (312)                    (39)
                                                                                      --------                --------
 Net cash flows provided by financing activities.....................                   (9,871)                  4,896
                                                                                      --------                --------

 Net (decrease) increase in cash and cash equivalents................                   (5,404)                 (5,989)
 Cash and cash equivalents at beginning of period....................                   14,464                   6,101
                                                                                      --------                --------
Cash and cash equivalents at end of period...........................                 $  9,060                $    112
                                                                                      ========                ========

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                 2001                 2000
                                                                               -------               ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

Cash paid during the period for:
 Interest....................................................                   $ 810                 $ 633

 Income taxes................................................                   $  (6)                $  41

     See accompanying notes to condensed consolidated financial statements

                         BELLWETHER EXPLORATION COMPANY

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 2001 and the results of operations and changes in cash flows for the periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the December 31, 2000 Form 10-K/A of Bellwether Exploration Company (the "Company") that was filed with the Securities and Exchange Commission on May 2, 2001.

     Oil and Gas Property Accounting

     The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three month periods ending March 31, 2001 or 2000.

     Reclassifications

     Certain reclassifications of prior period statements have been made to conform with current reporting practices. Prior year financial statements have been restated to present gas plant revenues on a gross basis in accordance with EITF 99-19. The presentation did not impact previously reported net income (loss) or net income (loss) per common share for the periods presented.

     Use of Estimates

     In order to prepare these financial statements in conformity with generally accepted accounting principles, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reserve information. Actual results could differ from those estimates.

     Mining Venture

     During the fiscal year 1992, the Company acquired an average 24.4% interest in three mining ventures (the "Mining Venture") from an unaffiliated person for $128,500. At the time of such acquisition, J. P. Bryan, his brother, Shelby Bryan and Robert L. Gerry III, a director of Nuevo Energy Company (the "Affiliated Group"), owned an average 21.5% interest in the Mining Venture. Bellwether's interest in the Mining Venture increased as it paid costs of the venture while the interest of the Affiliated Group decreased.

                         BELLWETHER EXPLORATION COMPANY

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


     Throughout the first quarter of the year 2001, Bellwether spent an additional $50,000 for soil core assays. These costs, plus the $729,000 accumulated on the Balance Sheet in Other Assets as of December 31, 2000, were charged to earnings in the current quarter.

     Comprehensive Income

     Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

                                                                                  Three months ended
                                                                                       March 31,
                                                                               -------------------------
                                                                                  2001            2000
                                                                               ----------       --------
Net income                                                                         3,629          23,390
Cumulative effect attributable to adoption of SFAS No. 133, net of tax           (19,328)              -
Hedge accounting for derivative instruments                                        9,141               -
                                                                               ---------         -------
Total                                                                             (6,558)         23,390
                                                                               =========         =======

     The accumulated balance of other comprehensive loss related to cash flow hedges, net of taxes, is as follows (in thousands):

Balance at December 31, 2000                                       ---
Cumulative effect of accounting change                         (19,328)
Net gains on cash flow hedges                                      910
Reclassification adjustments                                     8,231
                                                               -------
Balance at March 31, 2001                                      (10,187)
                                                               =======

     Investment in Carpatsky

     Throughout 1998 and 1999, Bellwether acquired an interest in Carpatsky consisting of common shares, convertible preferred shares and a warrant to acquire additional common shares. The total cost of these investments was $4.6 million. This investment does not give the Company the ability to significantly influence Carpatsky's operations and is accounted for under the cost method. Additionally, Bellwether loaned Carpatsky $1 million under a revolving credit facility established in July 1999 and incurred costs on behalf of Carpatsky for approximately $0.6 million. Bellwether reported these interests on the Balance Sheet as an investment. Bellwether executed an agreement with Carpatsky on May 14, 2001 under which it will exchange interests for a more direct interest in the producing properties via an overriding royalty.

                         BELLWETHER EXPLORATION COMPANY

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


     Change in Accounting Method

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the Statement of Operations. For derivative instruments designated as a cash flow hedges, changes in fair value, to the extent the hedge is effective are recognized in Other Comprehensive Income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

     Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $25.3 million of derivative liabilities, included in current liabilities on the Balance Sheet and $19.3 million, net of taxes, of deferred hedging losses, included in Accumulated Other Comprehensive Income, a component of stockholders' equity, as the cumulative effect of a change in accounting method. Amounts were determined as of January 1, 2001 based upon quoted commodity prices. The Company also recognized a $4.4 million liability and a $2.8 million loss as the cumulative effect of a change in accounting method related to an interest rate swap that does not qualify for hedge accounting treatment.

     Effective September 22, 1998, the Company entered into an eight and one-half year's interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six-month period each April 1 and October 1. The interest rate swap did not qualify for hedge accounting under SFAs 133 of January 31, 2001. The swap's value of $4.6 million is included in long-term liabilities. The change in the swap's fair value of $227,000 during the quarter ended March 31, 2001 has been included in interest expense.

     Bellwether entered into a gas swap for $4.60 per mcf on 15,000 mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A non-cash loss of $8.7 million was recognized in the fourth quarter of 2000 related to the $4.60 swap, along with a current derivative liability as this portion of the swap was considered a speculative derivative. The liability is relieved monthly as the swap is settled. By March 31, 2001, the liability had been reduced to $5.7 million.


2. STOCKHOLDERS' EQUITY

     On May 15, 2000 the Company's president was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the closing price of Bellwether's stock on the grant date for each option. A charge of $536,070 was recorded in May 2000, when one-third of the options vested. The remaining expense will be charged ratably over the two-year vesting period for the remaining options. Relative to these options, total compensation expense recognized for the quarter ended March 31, 2001 was $134,016. There was no such compensation expense in the quarter ended March 31, 2000.

     The following represents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Options and warrants totaling 1,137,500 in the first quarter of 2000 and 427,000 in the first quarter of 2001 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


 SFAS No. 128 reconciliation  (amounts in thousands except per share amounts):

                                                For the Three Months Ended                    For the Three Months Ended
                                                      March 31, 2001                                 March 31, 2000
                                    ----------------------------------------------   -------------------------------------------
                                        Income           Shares         Per Share       Income          Shares         Per Share
                                      (Numerator)     (Denominator)      Amount       (Numerator)    (Denominator)      Amount
                                    --------------   ---------------   -----------   ------------    -------------    ----------
INCOME PER COMMON SHARE:
Income available to common
 stockholders.......................     $3,629            14,028          $0.26        $23,390           13,859          $1.69
                                                                           =====                                          =====
EFFECT OF DILUTIVE SECURITIES:
Options and Warrants................     $  ---               465                       $   ---              172
                                         ------            ------                       -------           ------
INCOME PER COMMON SHARE-DILUTED:
Income available to common
 stockholders and assumed
 conversions........................     $3,629            14,493          $0.25        $23,390           14,031          $1.67
                                         ======            ======          =====        =======           ======          =====

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of March 31, 2001, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.


3. LONG TERM DEBT

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which currently has a borrowing base of $35.0 million and a maturity date of August 2002. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 0.5% of 1.5% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate varies from LIBOR plus 1.0% to LIBOR plus 3.5% based upon the borrowing base usage. As of March 31, 2001 there were $15.4 million borrowings outstanding under the Senior Credit Facility, and available borrowing capacity of $12.3 million, net of outstanding letters of credit of $7.3 million.

     The Senior Credit Facility contains various covenants including certain required financial measurements for current ratio, consolidated tangible net worth and interest coverage ratio. In addition, the Senior Credit Facility contains the following limitations: 1) Bellwether and its subsidiaries will not sell all or substantially all of their assets to another person, 2) none of Bellwether or its subsidiaries will incur additional indebtedness with the exception of permitted indebtedness, 3) the indebtedness of Bellwether's subsidiaries will not exceed 10% of consolidated tangible net worth (indebtedness from subsidiaries to Bellwether or guarantors is permitted), 4) none of Bellwether or its subsidiaries will make any restricted payments or restricted investments

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


     unless no default exists under the Senior Credit Facility and all such restricted payments and investments made since closing do not exceed the sum of (A) $5 million plus (B) 25% consolidated net income (less 100% of losses) plus (C) net cash proceeds of non-redeemable stock, provided, there are no payments made on permitted subordinated debt prior to stated maturity. As of March 31, 2001, the Company was in compliance with its covenants under the Senior Credit Facility.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes ("Notes") that mature April 1, 2007. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets.
     As of March 31, 2001, the Company was in compliance with its covenants under the Notes.

               Effective September 22, 1998, the Company entered into an eight and a half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from October 1, 2000 through April 1, 2001 is 10.875%. Through April 1, 2002 the floating rate is capped at 10.875% and capped at 12.875% thereafter. The interest rate swap does not qualify for hedge accounting at March 31, 2001. The fair value of the interest rate swap at March 31, 2001 was a loss of $4.6 million. The $4.4 million fair value as of January 1, 2001 is recorded as a Cumulative Effect of an Accounting Change on the Statement of Operations for 2001. The $227,000 decrease in the swap's fair value during first quarter 2001 is also presented on the Statement of Operations, as a part of Interest Expense.


4. NATURAL GAS AND CRUDE OIL HEDGING

     In June 1998, the FASB issuend SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). This statement establishes standards of accounting for the disclosures of derivative instruments and hedging activities. As amended, the statement is effective for fiscal quarters beginning after January 1, 2001. As discussed in Note 1, the Company adopted SFAS 133 on January 1, 2001.

     Oil and gas revenues were reduced $8.9 million and $1.2 million in the three months ended March 31, 2001 and 2000, respectively, as a result of hedging activity.

     The Company has not entered into any new hedges since the year 2000. Those hedges outstanding at March 31, 2001 are as follows:

                         BELLWETHER EXPLORATION COMPANY

                                  (UNAUDITED)

    OIL HEDGES

                                                                    NYMEX     NYMEX
                                     BBLS                           Price     Price
             Period                 Per Day   Total BBLS    Type    Floor    Ceiling
            --------                -------   ----------   ------  ------    -------
Apr. 2001 - Dec. 2001 ...........    1,500      547,500   Collar   $24.00    $30.00
                                    -------   ----------   ------  ------    -------

    GAS HEDGES

                                                                    NYMEX     NYMEX
                                      MCF                           Price     Price
             Period                 Per Day    Total MCF    Type    Floor    Ceiling
            --------                -------   ----------   ------   -----    -------
Apr. 2001 - Oct. 2001.............   35,000    7,490,000   Collar   $2.20      $2.92
                                    -------   ----------   ------   -----      -----


     As discussed in Note 1, the Company began accounting for the collars that had been designated as cash flow hedges, in accordance with SFAS 133. As a result, changes in the fair value of the cash flow hedges are recognized in the Other Comprehensive Income until the hedged item is recognized in earnings, and any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. In addition $658,000 of ineffectiveness was recorded in other income during the quarter. The Company expects to transfer the remaining balance of Accumulated Other Comprehensive Income to earnings within this year.

     Bellwether entered into a gas swap for $4.60 per mcf on 15,000 mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A non-cash loss of $8.7 million was recognized in the fourth quarter of 2000 related to the $4.60 swap, along with a current derivative liability as this portion of the swap was considered a speculative derivative. The liability is relieved monthly as the swap is settled. By March 31, 2001, the liability had been reduced to $5.7 million.

5. INCOME TAXES

     As of March 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income and commodity prices After netting deferred tax liabilities generated thereafter, an overall tax benefit of $20.6 million remains as of March 31, 2001. The provision for federal and state income taxes for the three months ended March 31, 2001 was based upon a 33.7% effective tax rate.

                         BELLWETHER EXPLORATION COMPANY

                                  (Unaudited)


6. SEGMENT REPORTING

     The Company's operations are concentrated primarily in three segments: exploration and production of oil and natural gas in the United States, in Ecuador and gas plants.

                                                                            Year Ended March 31,
                                                                ----------------------------------------
                                                                   2001                           2000
                                                                ---------                     ----------
Sales to unaffiliated customers:
Oil and gas - US...........................                      $ 31,136                       $ 23,475
Oil and gas - Ecuador......................                           522                            258
Gas plants.................................                         1,609                          1,205
                                                                 --------                        -------
   Total sales.............................                        33,267                         24,938
                                                                 --------                        -------
   Interest and other income...............                           321                            224
    Total revenues.........................                        33,588                         25,162
                                                                 ========                        =======

Operating profit (loss) before income
 taxes:
   Oil and gas - US........................                      $ 17,376                       $ 10,403
   Oil and gas - Ecuador...................                        (1,543)                            38
   Gas plants..............................                           859                            654
                                                                 --------                        -------
                                                                 $ 16,692                       $ 11,095

   Unallocated corporate expenses..........                         2,859                          2,030
   Interest expense........................                         3,964                          3,409
                                                                 --------                        -------
   Operating profit (loss) before income
    taxes..................................                      $  9,869                       $  5,656
                                                                 ========                       ========
Identifiable assets:
   Oil and gas - US........................                      $130,589                       $137,341
   Oil and gas - Ecuador...................                        12,536                          1,984
   Gas plants..............................                        11,278                         11,591
                                                                 --------                        -------
                                                                 $154,403                       $150,916
   Corporate assets and investments........                        63,891                         51,546
                                                                 --------                        -------
         Total.............................                      $218,294                       $202,462
                                                                 ========                       ========

Capital expenditures:
   Oil and gas - US........................                      $  8,814                       $ 20,702
   Oil and gas - Ecuador...................                           609                            785
   Gas plants..............................                           478                             33
                                                                 --------                        -------
                                                                 $  9,901                       $ 21,520
                                                                 ========                       ========
Depreciation, depletion amortization and
 impairments:
   Oil and gas - US........................                      $  7,377                       $  6,867
   Oil and gas - Ecuador...................                           134                             45
   Gas plants..............................                           307                            336
                                                                 --------                        -------
                                                                 $  7,818                       $  7,248
                                                                 ========                       ========

                         BELLWETHER EXPLORATION COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Proposed Merger

   On January 25, 2001, Bellwether announced plans to merge with Bargo Energy Company. Contemporaneously with the merger, Bellwether proposes to increase its authorized capital stock to 65.0 million shares and amend its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares and change the name to Mission Resources. Under the merger agreement, Bargo shareholders will receive a combination of cash and Bellwether common stock. The merger is conditioned upon receipt of approval of the merger from Bellwether's shareholders and Bargo's shareholders. The merger will be accounted for using the purchase method of accounting. Bellwether has received a commitment letter and a term sheet from J.P. Morgan Chase and BNP Paribas to loan up to $200 million to the Company following the merger under a revolving credit facility. Bellwether's management believes the merger is, among other things, in accordance with Bellwether's long-term strategy of growth through acquisitions, will create a larger company with more liquidity in its common stock and more financial flexibility, will strengthen Bellwether's management team, and will add significantly to Bellwether's production. The Company anticipates the merger will result in a cost savings of approximately $4.0 million per year. The merging of the two companies into one office location will reduce costs immediately. Bellwether expects that key service providers, such as reserve engineers, information systems and financial outsourcers, external auditors and tax providers, attorneys and insurers, will be able to serve the larger combined company at lower cost than the two smaller companies separately.

Ecuador

Bellwether operates two concessions in Ecuador, each of which contains one producing field. Both fields are subject to contracts with the Ecuador government, under which the company has a share of production above specified base levels. Bellwether has taken all steps necessary to assign to it the rights under the contracts and licenses covering the Charapa field, and to allow its subsidiary to operate the field and sell its share of production from the field. In addition, Bellwether must complete the process of registering the assignment to its subsidiary with the Ecuador Ministry of Energy and Mines. Bellwether is in the process of registering the assignment of its interests in the Charapa field. Bellwether has requested the signature of Petroecuador and Petroproduccion; two state owned oil companies, on the assignment document. Petroecuador and Petroproduccion have requested a legal opinion as to who shall authorize their legal representatives to sign the assignment document. Bellwether's legal counsel in Ecuador, Paz & Horowitz, have advised that Petroecuador and Petroproduccion are required and must sign the assignment documents according to applicable laws and regulations. They have further advised that the completion of the registration process is assured and that during the completion of the registration process, Bellwether's subsidiary's rights to operate the Charapa field and sell its share of production will not be affected.

Bellwether has taken all steps necessary to assign the rights under the contracts and licenses covering the Tiguino field, and to allow its subsidiary to operate the field and sell its share of production from the field.
Bellwether also must complete the process of registering the assignment to its subsidiary with the Ecuador Ministry of Energy and Mines. Bellwether acquired its interest in the Tiguino field in two parts, a 45% interest and a 25% interest. Bellwether has taken all steps and received all approvals necessary to complete the registration of the assignment of its 45% interest in Tiguino field, except that it must obtain the signature of Petroecuador and Petroproduccion on the assignment documents. The 25% interest in the field is held for Bellwether by a nominee. With respect to this 25% interest, in addition to the signature of Petroecuador and Petroproduccion, Bellwether must also receive the final signature of the Ministry of Energy and Mines, which Bellwether expects to receive in May 2001, although such signature may be delayed.

Bellwether expects that Petroecuador and Petroproduccion will request a legal opinion as to who shall authorize their legal representatives to sign the assignment document in order to complete the registration process for both our 45% and 25% interests in the Tiguino field. Paz & Horowitz have advised that Petroecuador and Petroproduccion are required and must sign the assignment documents according to the applicable laws and regulations. They have further advised that the signature of the Ministry of Energy and Mines on the registration documents for our 25% interest and the completion of the registration process is assured and that during these processes, Bellwether's subsidiary's rights to operate Tiguino field and sell its share of production will not be affected.

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

The Company invested $9.9 million in oil and gas properties for the three months ended March 31, 2001 versus $21.5 million for the same period in 2000. Capital expenditures were scaled back in the first quarter of 2001 in anticipation of the Bargo merger mentioned above. Cash flows from operations before changes in assets and liabilities were $17.3 million for the three months ended March 31, 2001 compared to $13.1 million provided by operating activities in the same period of 2000. At March 31, 2001, the Company had $12.3 million of available debt capacity under the Senior Credit Facility after netting $7.3 million in outstanding lines of credit.

2001 CAPITAL EXPENDITURES

Taking into account the merger with Bargo, a preliminary budget of $60.0 million was adopted for the year 2001, with $41.0 million for domestic and Ecuador development, $11.0 million for exploration and $8.0 million for seismic data, land and other related items. Capital spending during the first quarter of 2001 was limited due to the imminent merger with Bargo as mentioned above. The Company believes that cash flow provided by operating activities, borrowings under its credit facilities and proceeds from property sales will be sufficient to meet all obligations resulting from the capital investment program discussed above. (See Note 3 of the Notes to Condensed Consolidated Financial Statements). The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company for the periods presented:

                                                                          Three Months Ended
                                                                                March 31,
                                                                    ---------------------------------
                                                                       2001                     2000
                                                                    --------                  -------
Production:
  Oil and condensate (MBBLs)--US............                             467                      550
  Oil and condensate (MBBLs)--Ecuador.......                              26                       12
  Natural gas (MMCF)........................                           4,048                    5,008

Average sales price including the effect
 of hedges:
  Oil and condensate (per BBL)--US..........                          $23.92                   $19.32
  Oil and condensate (per BBL)--Ecuador.....                          $20.08                   $21.50
  Natural gas (per MCF).....................                          $ 4.93                   $ 2.57

Average sales price excluding the effect of
 hedges:
  Oil and condensate (per BBL)--US..........                          $23.92                   $22.73
  Oil and condensate per (BBL)--Ecuador.....                          $20.08                   $21.50
  Natural gas (per MCF).....................                          $ 7.13                   $ 2.42

Average costs:
  Production expenses (per BOE)--US.........                          $ 5.25                   $ 4.43
  Production expenses (per BOE)--Ecuador....                          $74.27                   $14.58
  General and administrative expense
     (per BOE)--US..........................                          $ 2.22                   $ 1.24
  General and administrative expense
     (per BOE)--Ecuador.....................                          $ 0.54                   $13.58
  Depreciation, depletion and amortization
     (per BOE)/1/--US.......................                          $ 6.46                   $ 4.96
  Depreciation, depletion and amortization
     (per BOE)/1/--Ecuador..................                          $ 5.15                   $ 3.75

(1) Excludes depreciation, depletion and amortization on gas plants and other assets.

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Net Income

Net income, before the cumulative effect of a change in accounting method, for the three months ended March 31, 2001 and 2000 was $6.4 million or $0.44 per share, and $23.4 million or $1.67 per share, respectively. First quarter 2000 income included $17.7 million related to an adjustment to the valuation allowance on the deferred tax asset. Excluding the deferred tax impact, income for the quarter ended March 31, 2000 would have been $5.7 million. This is the figure that is more reasonably compared to the March 2001 income of $6.4 million. Significant increases in oil and gas prices are the primary drivers of the earnings improvement.

Oil and Gas Revenues

Oil and gas revenues for the three months ended March 31, 2001 were $31.7 million, as compared to $23.7 million for the respective period in 2000. Oil revenue totaled $11.7 million for the quarter versus $10.9 million for the same quarter of the previous year. Sales of 26,000 barrels of Ecuadorian production, primarily from the Tiguino field, at an average price of $20.08 per barrel account for 33% of the oil revenue increase. Domestic oil revenues benefited from the 24% increase in realized prices from $19.32 per barrel in the three months ended March 31, 2000 to $23.92 per barrel realized in the three months ended March 31, 2001. Total oil production was 493,000 barrels during the quarter ended March 31, 2001 compared to 562,000 for the same quarter of 2000. The production decline was due to the sale of non-core properties in the fourth quarter of 2000.

Gas revenues increased 56% from $12.8 million reported for the quarter ended March 31, 2000 to $20.0 million for the quarter ended March 31, 2001. Gas prices averaged $4.93 per mcf, or 92% higher, in the three month period ended March 31, 2001 as compared to $2.57 per mcf in the comparable period of 2000. Gas production was down 19% compared to the same quarter of 2000 with 4,048 Mmcf and 5,008 Mmcf for the three month periods ended March 31, 2001 and 2000, respectively. Production was expected to decline because many non-core properties were sold in the fourth quarter of 2000.

The realized prices discussed above include the impact of oil and gas hedges. A decrease of $8.9 million related to hedging activity was reflected in oil and gas revenues for the three months ended March 31, 2001, while a decrease in oil and gas revenues of $1.2 million was reflected for the same period of 2000. Ecuadorian oil production was not hedged.

Gas Plant Revenues

Gas plant revenues were $1.6 million in the three months ended March 31, 2001 and $1.2 million in the same period of 2000. Liquid prices were 16% higher in 2001, which combined with modestly increased volumes, resulted in higher gas plant revenues in 2001.

Interest and Other Income

Interest and other income was $548,000 for the three months ended March 31, 2001 and was $224,000 for the three months ended March 31, 2000. Uncollectible receivables totaling approximately $358,000 were expensed during the first quarter of 2001. A $658,000 gain on ineffectiveness of hedges is also included as a component of other income.

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Production Expenses

Production expenses for the three months ended March 31, 2001 totaled $7.9 million, or 25% above the $6.3 million for the three months ended March 31, 2000. On a barrel equivalency basis (BOE), domestic production expenses were $5.25 per BOE for the quarter ended March 31, 2001 compared to $4.43 per BOE for the three months ended March 31, 2000. Production taxes are also included in this production expense category and are calculated as a percentage of revenue in many areas; therefore, they have increased with the increase in realized prices. Since Ecuadorian operations did not exist during the quarter ended
March 31, 2000, the $1,931,000 of production costs incurred during the three months ended March 31, 2001 had a large impact on the production costs changes. Most of the Ecuadorian field expenses are non-recurring, including repair and maintenance of production facilities and repair or replacement of downhole pumps.

Transportation Costs

Transportation costs were not significant in either period presented.

Gas Plant Expenses

Gas plant expenses increased in proportion to revenues due to increased gas purchase costs related to the increased volumes. Such expenses were $750,000 in the quarter ended March 31, 2001 and $551,000 for the same period of 2000.

Depreciation, Depletion and Amortization

Domestically, depreciation, depletion and amortization was $7.8 million for the three months ended March 31, 2001 and $7.2 million for the three month period ended March 31, 2000. The increase is directly related to the large amount of capital spending done in the year 2000. Depreciation, depletion and amortization per BOE has increased from $4.96 per BOE in 2000 to $6.46 per BOE in the first quarter of 2001. Depreciation, depletion and amortization for the Ecuadorian properties totaled $134,000 for the three months ended March 31, 2001, or $5.15 per barrel and $45,000 for the three months ended March 31, 2000, or $3.75 per barrel.

General and Administrative Expenses

General and administrative expenses from US operations totaled $2.5 million in the three months ended March 31, 2001 as compared to $1.7 million for the comparable period of fiscal 2000. Activity during the quarter ended March 31, 2001 included approximately $351,000 in separation expenses and $134,000 non-cash item related to options awarded to the Company's president. On May 15, 2000 the Company's president was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the close price of Bellwether's stock on the grant date for every option. There was no such compensation expense in the quarter ended
March 31, 2000.

For the current period, Ecuadorian operations contributed $14,000 to administrative expenses compared to $163,000 for the same period in 2000. Ecuadorian operations are allocated corporate administration expenses based on volumes produced. The decrease in current period is due to operator overhead reimbursements being netted against general and administrative expenses. The overhead reimbursement is calculated as a percentage of total costs incurred to date and was not assessed in the first quarter of 2000 because the calculation was not formalized until July 2000.

                         BELLWETHER EXPLORATION COMPANY

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense

Interest expense increased 16% to $4.0 million for the three months ended March 31, 2001 from $3.4 million in the same period of 2000 due to higher interest rates in the beginning of 2001, some one-time fees related to credit facility amendments, and $227,000 recorded to reflect the change in fair value of the interest rate swap.

Income Taxes

The provision for federal and state income taxes for the three months ended March 31, 2001 are based upon a 33.7% effective tax rate, adjusted for the impact of foreign operations. As of March 31, 2000, the Company determined it was more likely than not that the deferred tax assets would be realized, based on then current projections of taxable income due to higher commodity prices, and the valuation allowance was removed. In projecting the future pre-tax income, we analyzed current and expected pricing and the impact of additional reserves from exploration and development, net of production.

Forward Looking Statements

This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, and the effect of gas balancing, are forward-looking statements. There can be no assurances that such forward-looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements

                         BELLWETHER EXPLORATION COMPANY


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including adverse changes in commodity
prices and interest rates.   As of March 31, 2001, the company had the following
hedges in place:

OIL HEDGES

                                                                    NYMEX     NYMEX
                                     BBLS                           Price     Price
             Period                 Per Day   Total BBLS    Type    Floor    Ceiling
            --------                -------   ----------   ------  ------    -------
Apr. 2001 - Dec. 2001 ............    1,500      547,500   Collar   $24.00    $30.00
                                    -------   ----------   ------   ------    ------

    GAS HEDGES

                                                                    NYMEX     NYMEX
                                      MCF                           Price     Price
             Period                 Per Day    Total MCF    Type    Floor    Ceiling
            --------                -------   ----------   ------   -----    -------
Apr. 2001 - Oct. 2001.............   35,000    7,490,000   Collar   $2.20      $2.92
                                    -------   ----------   ------   -----      -----

As discussed in Note 1, the Company began accounting for the collars, which had been designated as cash flow hedges, in accordance with SFAS 133. As a result, changes in the fair value of the cash flow hedges are recognized in the Other Comprehensive Income until the hedged item is recognized in earnings, and any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. During the quarter ended March 31, 2001, the company recognized losses of $ 8.9 million. A $658,000 gain related to hedge ineffectiveness was also recorded in the quarter. The Company expects to transfer the remaining balance of Other Comprehensive income to earnings within this year.

Bellwether entered into a gas swap for $4.60 per mcf on 15,000 mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A non-cash loss of $8.7 million was recognized in the fourth quarter of 2000 related to the $4.60 swap, along with a current derivative liability as this portion of the swap was considered a speculative derivative. The liability is relieved monthly as the swap is settled. By March 31, 2001, the liability had been reduced to $5.7 million.

Effective September 22, 1998, the Company entered into an eight and one-half year's interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates.
Floating rates are redetermined for a six-month period each April 1 and October 1. The interest rate swap does not qualify for hedge accounting at March 31, 2001 and the Company has recorded the swap's fair value of $4.6 million as a liability and recorded additional interest expense for the fair value change occurring during the three months ended March 31, 2001.

                         BELLWETHER EXPLORATION COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

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

               2.1 Agreement and Plan of Merger, dated January 24, 2001, between Bellwether Exploration Company and Bargo Energy Company (incorporated by reference to Bellwether's Exhibit
                    2.1 to the current report on Form 8-K, filed January 25, 2001.

               3.1 Certificate of Incorporation of Bellwether Exploration Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76570).

               3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
                    June 30, 1997).

               3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to
                    Exhibit 1 to the Company's Registration Statement on Form 8-A dated September 19, 1997).

               3.4 By-laws of Bellwether Exploration Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76570).

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

          b.  Reports on Form 8-K.

                  Current Report on Form 8-K filed January 26, 2001 reporting
                  Item 5 Other Events and Item 7(c) Exhibits.

                  Current Report on Form 8-K filed January 19, 2001 reporting
                  Item 5 Other Events and Item 7(c) Exhibits.

                  Current Report on Form 8-K filed March 27, 2001 reporting
                  Item 5 Other Events and Item 7(c) Exhibits.

                         BELLWETHER EXPLORATION COMPANY


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BELLWETHER EXPLORATION COMPANY
                                       (Registrant)


Date:    May 14, 2001        By:  /s/ Douglas G. Manner
      ------------------        ----------------------------------------
                                Douglas G. Manner
                                President and Chief Executive Officer


Date:    May 14, 2001        By: /s/ Ann Kaesermann
      ------------------        ----------------------------------------
                                Ann Kaesermann
                                Chief Accounting Officer