Form 10-Q
period 2001-06-30
MISSION RESOURCES CORP
filed 2001-08-14
CIK 319459

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-Q

(Mark One)
   X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-------                        Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

-------     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

            For the Transition Period From __________ to __________

                         Commission file number 0-9498



                         MISSION RESOURCES CORPORATION
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

As of August 9, 2001, 23,814,698 shares of common stock of Mission Resources Corporation were outstanding.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                                     INDEX
                                     -----



PART I. FINANCIAL INFORMATION                                             Page #

  ITEM 1. Financial Statements

          Condensed Consolidated Balance Sheets:
               June 30, 2001 (Unaudited) and December 31, 2000..............  3
          Condensed Consolidated Statements of Operations (Unaudited):
               Three months and six months ended June 30, 2001 and 2000.....  5
          Condensed Consolidated Statements of Cash Flows (Unaudited):
               Three months and six months ended June 30, 2001 and 2000.....  6
          Notes to Condensed Consolidated Financial Statements (Unaudited)..  8

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 18

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........ 28

PART II.  OTHER INFORMATION................................................. 29

                        PART I.  FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS
-------                       --------------------

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Amounts in thousands)

                                     ASSETS
                                     ------

                                                                                     June 30,              December 31,
                                                                                       2001                    2000
                                                                                 ----------------        ----------------
                                                                                    (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents......................................................         $   6,969               $  14,464
Accounts receivable and accrued revenues.......................................            27,022                  27,724
Current portion of interest rate swap and derivative instruments...............               353                     ---
Prepaid expenses and other.....................................................             1,899                   1,189
Notes receivable - affiliate...................................................               ---                   1,281
                                                                                 ----------------        ----------------
      Total current assets.....................................................            36,243                  44,658
                                                                                 ----------------        ----------------
PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost):
    United States - Unproved properties of  $12,749  and $11,360 excluded from amortization as of June 30, 2001 and December 31,
    2000, respectively.........................................................           720,611                 421,408
    Ecuador - No unproved properties as of  June 30, 2001 and
    December 31, 2000..........................................................               ---                  12,988
Gas plant facilities...........................................................            19,069                  18,452
                                                                                 ----------------        ----------------
                                                                                          739,680                 452,848
Accumulated depreciation, depletion and amortization--oil and gas..............          (310,588)               (296,567)
Accumulated depreciation, depletion, and amortization--gas plant...............            (7,970)                 (7,345)
                                                                                 ----------------        ----------------
Net property, plant and equipment..............................................           421,122                 148,936

Leasehold, furniture and equipment.............................................             3,209                   2,782
Accumulated depreciation.......................................................              (647)                   (404)
                                                                                 ----------------        ----------------
                                                                                            2,562                   2,378
                                                                                 ----------------        ----------------

LONG TERM RECEIVABLE...........................................................             6,246                   4,554
GOODWILL & OTHER INTANGIBLES...................................................            22,161                     ---
DEFERRED INCOME TAXES..........................................................               ---                  15,141
OTHER ASSETS...................................................................            10,891                   5,878
                                                                                 ----------------        ----------------
                                                                                   $      499,225           $    221,545
                                                                                 ================        ================

     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                (Amounts in thousands, except share information)

                                                                                June 30,                December 31,
                                                                                 2001                       2000
                                                                              -----------               -----------
                                                                              (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities............................          $   23,838                $   29,960
Commodity derivative liabilities....................................               5,101                     7,486
                                                                              -----------               -----------
   Total current liabilities........................................              28,939                    37,446
                                                                              -----------               -----------

LONG-TERM DEBT, including $1,817 unamortized premium
   on issuance of $125,000 of senior subordinated notes due 2007....             287,817                   125,450


INTEREST RATE SWAP, excluding current portion.......................               4,969                       ---

DEFERRED INCOME TAXES...............................................              40,435                       ---

OTHER LIABILITIES...................................................               1,776                     1,689


STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 5,000,000 shares authorized;
   none issued or outstanding at June 30, 2001 and
   December 31, 2000................................................                 ---                       ---
Common stock, $0.01 par value,  60,000,000 shares authorized,
   23,896,959 and 14,259,626 shares issued at June 30,
   2001 and December 31, 2000, respectively.........................                 239                       143
Additional paid-in capital..........................................             163,735                    81,892
Retained deficit....................................................             (25,548)                  (23,170)
Treasury stock, at cost, 311,000 shares.............................              (1,905)                   (1,905)
Other comprehensive income (loss), net of taxes.....................              (1,232)                      ---
                                                                              -----------               -----------
    Total stockholders' equity......................................             135,289                    56,960
                                                                              -----------               -----------
                                                                              $  499,225                $  221,545
                                                                              ===========               ===========


     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                          Three Months Ended           Six Months Ended
                                                                                 June 30                   June 30
                                                                      -------------------------------------------------------
                                                                         2001           2000          2001            2000
                                                                      -------------------------    --------------------------
REVENUES:
   Oil--United States.............................................    $   18,615      $  10,554    $   29,784      $   21,219
   Oil--Ecuador...................................................         1,355          1,175         1,877           1,433
   Gas revenues...................................................        14,090         13,156        34,057          25,966
   Gas plant revenues.............................................         1,514          1,453         3,123           2,657
   Interest and other income (expense)............................          (331)           342           217             566
                                                                      -------------------------    --------------------------
                                                                          35,243         26,680        69,058          51,841
                                                                      -------------------------    --------------------------
COST AND EXPENSES:
   Production expenses--United States.............................        10,584          6,923        16,579          13,062
   Production expenses--Ecuador...................................         1,140             98         3,071             273
   Transportation costs...........................................            10             59            50             125
   Gas plant expenses.............................................           662            716         1,412           1,266
   Mining venture.................................................            87            ---           866             ---
   Loss on sale of Ecuador interests..............................        11,221            ---        11,221             ---
   Depreciation, depletion and amortization--United States........        11,267          6,714        19,071          13,959
   Depreciation, depletion and amortization--Ecuador..............           370            172           504             217
   General and administrative expenses -- United States...........         2,758          3,100         5,293           4,813
   General and administrative expenses--Ecuador...................           708            139           722             302
   Interest expense...............................................         5,868          3,748         9,832           7,157
                                                                      -------------------------    --------------------------
                                                                          44,675         21,669        68,621          41,174
                                                                      -------------------------    --------------------------
Income (loss) before income taxes and cumulative effect of
    a change in accounting method.................................        (9,432)         5,011           437          10,667

Provision (benefit) for income taxes..............................        (3,425)         1,982            48         (15,752)
                                                                      -------------------------    --------------------------
Income (loss) before cumulative effect of a change in
    accounting method.............................................    $   (6,007)     $   3,029    $      389      $   26,419
Cumulative effect of a change in accounting method,
    net of deferred tax...........................................           ---            ---         2,767             ---
                                                                      -------------------------    --------------------------
Net income (loss).................................................    $   (6,007)     $   3,029    $   (2,378)     $   26,419
                                                                      =========================    ==========================
Income (loss) before cumulative effect of a change in accounting
   method per share...............................................    $    (0.32)     $    0.22    $     0.02      $     1.90
                                                                      =========================    ==========================
Income (loss) before cumulative effect of a change in accounting
   method per share-diluted.......................................    $    (0.32)     $    0.21    $     0.02      $     1.86
                                                                      =========================    ==========================
Net income (loss) per share.......................................    $    (0.32)     $    0.22    $    (0.14)     $     1.90
                                                                      =========================    ==========================
Net income (loss) per share-diluted diluted.......................    $    (0.32)     $    0.21    $    (0.14)     $     1.86
                                                                      =========================    ==========================
Weighted average common shares outstanding........................        18,861         13,883        16,458           13,871
                                                                      =========================    ==========================
Weighted average common shares outstanding-diluted................        19,228         14,439        16,895           14,214

     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                             (Amounts in thousands)


                                                                                    Six Months Ended
                                                                                         June 30
                                                                            -------------------------------------
                                                                                 2001                 2000
                                                                            --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET  INCOME (LOSS)......................................................    $       (2,378)       $        26,419
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
     Depreciation, depletion and amortization...........................            19,575                 14,632
     (Gain) loss on interest rate swap..................................               297                    ---
     (Gain) loss due to hedge ineffectiveness...........................              (266)                   ---
     Mining venture.....................................................               729                    ---
     Cumulative effect of a change in accounting method,
        net of deferred tax.............................................             2,767                    ---

     Stock option expense amortization..................................               799                    581
     Amortization of  deferred financing costs and bond premium.........               576                    ---
     Loss on sale of Ecuador interests..................................            11,221                    ---
     Deferred income taxes..............................................              (795)               (15,791)
                                                                            --------------        ---------------
                                                                                    32,525                 25,841
Change in assets and liabilities:
  Accounts receivable and accrued revenue...............................             6,883                 (4,732)
  Accounts payable and other liabilities................................           (16,011)                17,412
  Other.................................................................            (1,492)                (1,436)
                                                                            --------------        ---------------
  NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.......................            21,905                 37,085
                                                                            --------------        ---------------
Cash flows from investing activities:
  Acquisition of oil and gas properties.................................           (23,674)                (6,380)
  Acquisition of Bargo oil and gas properties...........................          (145,466)                   ---
  Additions to properties and facilities................................           (18,462)               (44,070)
  Additions to leasehold, furniture and equipment.......................              (445)                (1,856)
  Note receivable.......................................................               ---                   (281)
  Proceeds on sale of Ecuador interests.................................             4,891                    ---
  Property sale proceeds and costs......................................            (2,610)                 2,547
  Additions to gas plant facilities.....................................              (617)                   (33)
                                                                            --------------        ---------------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES............................         (186,383)               (50,073)
                                                                            --------------        ---------------

     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          -----------------------------------------------------------
                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                   Six Months Ended
                                                                                         June 30
                                                                            -------------------------------------
                                                                                 2001                 2000
                                                                            --------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..........................................               208,754                 28,900
  Payments of long term debt  ......................................              (173,204)               (18,000)
  Net proceeds from issuance of common stock........................                   899                    343
  Proceeds from issuance of senior subordinated notes due 2007,
   including premium................................................               126,875                    ---
  Credit facility costs.............................................                (6,341)                   ---
                                                                            --------------        ---------------
  NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES...................               156,983                 11,243
                                                                            --------------        ---------------

  Net (decrease) increase in cash and cash equivalents..............                (7,495)                (1,745)
  Cash and cash equivalents at beginning of period..................                14,464                  6,101
                                                                            --------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................         $        6,969        $         4,356
                                                                            ==============        ===============

                                                                                   Six Months Ended
                                                                                         June 30
                                                                            -------------------------------------
                                                                                 2001                 2000
                                                                            -------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

Cash paid during the period for:
   Interest..........................................................          $   7,066           $    6,364

   Income taxes......................................................          $   2,023           $      104


                                                                                       Six Months Ended
                                                                                        June 30, 2001
                                                                                       -----------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of assets and liabilities acquired
  Net current assets and other assets.........................................         $      2,453
  Property, plant and equipment...............................................              260,893
  Goodwill and intangibles....................................................               22,429
  Deferred tax liability......................................................              (59,000)
                                                                                      --------------
    Total allocated purchase price............................................              226,775

Less non-cash consideration - issuance of stock...............................               80,000
Less cash acquired in transaction.............................................                1,309
                                                                                      --------------
Cash used for business acquisition, net of cash acquired......................         $    145,466
                                                                                      ==============

     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 2001, and the results of operations and changes in cash flows for the periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Form S-4 related to the merger of Bellwether Exploration Company and Bargo Energy Company filed with the Securities and Exchange Commission on April 24, 2001.

     Merger
     ------
     On May 16, 2001, Bellwether merged with Bargo Energy Company ("Bargo") and changed its name to Mission Resources Corporation ("Mission"). The merger has been accounted for as a purchase. Bargo's result of operations have been included in Mission's statement of operations from May 16-June 30, 2001. Contemporaneously with the merger, Bellwether increased its authorized capital stock to 65.0 million shares and amended its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, Bargo shareholders and option holders received a combination of cash and Mission common stock. In connection with the merger, 9.5 million shares were issued to Bargo shareholders with an increase of equity of $80.0 million. In addition, Bargo's preferred stock was redeemed and it's revolving credit facility was paid in full. The purchase price allocated to the acquired assets was $4.1 million to unproved properties, $255.7 to proved properties, $1.1 to current drilling projects, $22.4 million to goodwill and intangible assets, and $2.5 to current assets, current liabilities and other non-current assets.

     Goodwill
     --------
     Goodwill will be amortized over a period of 10 years. An impairment of goodwill is measured as the excess in the historical value of the Company's net assets over the undiscounted future cash flows of its operations. In evaluating the recovery of goodwill, Mission will compare the undiscounted future cash flows of its operations to the historical value of its net assets.

     Oil and Gas Property Accounting
     -------------------------------
     The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs will be charged to operations. No such charges to operations were required during the three month periods ending June 30, 2001 or 2000.

     Reclassifications
     -----------------
     Certain reclassifications of prior period statements have been made to conform with current reporting practices. Prior year financial statements have been restated to present gas plant revenues on a gross basis in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The presentation did not impact previously reported net income (loss) or net income (loss) per common share for the periods presented.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

     Use of Estimates
     ----------------
     In order to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America, management of Mission has made estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reserve information. Actual results could differ from those estimates.

     Impact of Recently Issued Accounting Standards
     -----------------------------------------------
     In July 2001, the FASB issued Statement No. 141. Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted fro separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and Statement 142 effective January 1, 2002.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $ 20.8 million, unamortized identifiable intangible assets in the amount of $ 275,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $ 268,000 for the period ended June 30, 2001. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets, including; 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the Statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position or results of operations.

     Mining Venture
     --------------
     During the fiscal year 1992, Mission acquired an average 24.4% interest in three mining ventures (the "Mining Venture") from an unaffiliated individual for $128,500. At the time of such acquisition, J. P. Bryan, a member of the Mission Board of Directors, his brother, Shelby Bryan and Robert L. Gerry III (the "Affiliated Group"), owned an average 21.5% interest in the Mining Venture. Mission's interest in the Mining Venture increased as it paid costs of the venture while the interest of the Affiliated Group decreased. Throughout the first half of the year 2001, Mission spent an additional $137,000 primarily for soil core assays. These exploratory costs, plus the $729,000 accumulated on the Balance Sheet in Other Assets as of December 31, 2000 were charged to earnings in 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)



Comprehensive Income
--------------------
Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months and six months ended June 30, 2001 and 2000 was as follows (in thousands):

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                        ------------------------------------------------------------
                                                             2001             2000           2001           2000
                                                        ------------------------------------------------------------
Net income (loss)                                       $    (6,007)       $   3,029     $   (2,378)     $   26,419
Cumulative effect attributable to adoption of
     SFAS No. 133, net of tax                                   ---              ---        (19,328)            ---
Hedge accounting for derivative instruments                  14,207                          23,348
                                                        ------------------------------------------------------------
Comprehensive income                                    $     8,200        $   3,029     $    1,642      $   26,419
                                                        ============================================================

The accumulated balance of other comprehensive loss related to cash flow hedges, net of taxes, is as follows (in thousands):

Balance at December 31, 2000                  $     ---
Cumulative effect of accounting change          (19,328)
Net gains on cash flow hedges                     8,592
Reclassification adjustments                     14,756
Tax effect on second quarter activity            (5,252)
                                              ----------
Balance at June 30, 2001                      $  (1,232)
                                              ==========


Investment in Carpatsky
-----------------------
Throughout 1998 and 1999, the Company acquired an interest in Carpatsky Petroleum Incorporated, a Canadian corporation, consisting of common shares, convertible preferred shares and a warrant to acquire additional common shares. The total cost of these investments was $4.6 million. This investment did not give the Company the ability to significantly influence Carpatsky's operations and was accounted for under the cost method. Additionally, Mission loaned Carpatsky $1 million under a revolving credit facility established in July 1999 and incurred costs on behalf of Carpatsky of approximately $0.6 million. Mission executed an agreement with Carpatsky effective June 29, 2001 under which it exchanged the interests for a production payment in Carpatsky's producing properties. These interests are reported on the Balance Sheet as a Long Term Receivable.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

Change in Accounting Method
---------------------------

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the Statement of Operations. For derivative instruments designated as a cash flow hedges, changes in fair value, to the extent the hedge is effective are recognized in Other Comprehensive Income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

Adoption of SFAS 133 at January 1, 2001 resulted in the recognition of $25.3 million of derivative liabilities included in current liabilities on the Balance Sheet and $19.3 million, net of taxes, of hedging losses included in Accumulated Other Comprehensive Income, a component of stockholders' equity, as the cumulative effect of a change in accounting method. Amounts were determined as of January 1, 2001 based upon quoted commodity prices. The Company also recognized a $4.4 million liability and a $2.8 million loss, net of taxes, as the cumulative effect of a change in accounting method related to an interest rate swap that does not qualify for hedge accounting treatment.

Effective September 22, 1998, the Company entered into an eight and one-half-year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six-month period each April 1 and October 1. The interest rate swap did not qualify for hedge accounting under SFAS 133 at January 1, 2001. The swap's net value of $4.6 million is reflected on the balance sheet as a $272,000 Current Asset and a $5.0 million Long-Term Liability. The change in the swap's fair value of $72,000 during the quarter ended June 30, 2001 and $297,000 for the six months ended June 30, 2001 has been included in interest expense.

Mission entered into a gas swap for $4.60 per mcf on 15,000 mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A non-cash loss of $8.7 million was recognized in the fourth quarter of 2000 related to the $4.60 swap, along with a current derivative liability as this portion of the swap was considered a speculative derivative. The liability is relieved monthly as the swap is settled. By June 30, 2001, the liability had been reduced to $ 3.3 million.

Bargo had entered into one derivative contract, a floor of $21 per barrel on oil, that extended into the year 2001. In adopting SFAS 133, it was determined that these derivative contracts would be marked to market. Mission acquired these contracts at the time of the Merger. The contract marked to market at June 30, 2001 and resulted in a derivative loss of $80,000 being recorded to Other Income on Mission.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

2.   STOCKHOLDERS' EQUITY
     --------------------

     On May 16, 2001, Bellwether merged with Bargo Energy Company, ("Bargo"). The resulting company was renamed Mission Resources Corporation. As partial consideration in the merger, 9.5 million shares of Mission common stock were issued to the holders of Bargo common stock and options. The $80 million assigned value of such shares was included in the purchase price.

     On May 15, 2000 the Company's President was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the closing price of Bellwether's stock on the grant date for each option. A charge of $536,000 was recorded in May 2000, when one-third of the options vested. The remaining expense was to be charged ratably over the two-year vesting period for the remaining options. Due to the vesting of all outstanding options in connection with the merger on May 16, 2001, the remaining $577,000 expense was recognized as compensation expense in May 2001 bringing the total expense as of June 30, 2001 to $756,000. There was no such compensation expense in the period ended June 30, 2000.

     Concurrent with the merger, all Bellwether employees who held stock options were immediately vested in those options upon closing of the merger. Compensation expense of $43,000 was recognized for an estimate of those employee options that would have expired unexercisable pursuant to its original terms. The expense was calculated as the excess of the price on the merger date over the exercise price for each option.

     The following represents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Potentially dilutive options and warrants totaling 457,000 and 1,987,000 in the quarter and year to date periods ended June 30, 2001, respectively, and 512,500 and 630,500 in the quarter year to date periods ended June 30, 2000, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

                           SFAS NO. 128 RECONCILIATION  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                               For the Three Months Ended                      For the Three Months Ended
                                                      June 30, 2001                                   June 30, 2000
                                    ------------------------------------------------  --------------------------------------------
                                     Income            Shares          Per Share         Income            Shares          Per Share
                                    (Numerator)      (Denominator)        Amount        (Numerator)      (Denominator)       Amount
                                    ------------------------------------------------  ---------------------------------------------
NET INCOME (LOSS) PER
COMMON SHARE:
Net income (loss) available to
common stockholders................   $ (6,007)         18,861          $  (0.32)        $   3,029             13,883       $  0.22
                                                                        =========                                           =======
EFFECT OF DILUTIVE SECURITIES:
Options and Warrants...............   $    ---             ---                           $     ---                546
                                      ---------         -------                          ---------          ---------
NET INCOME (LOSS) PER
COMMON SHARE-DILUTED:
Net income (loss) available to
common stockholders and assumed
conversions........................   $ (6,007)         18,861          $  (0.32)        $   3,029          $  14,429       $  0.21
                                      ========         =======          ========         =========          =========       =======

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)


                                               For the Three Months Ended                      For the Three Months Ended
                                                      June 30, 2001                                   June 30, 2000
                                    ------------------------------------------------  --------------------------------------------
                                     Income            Shares          Per Share         Income            Shares          Per Share
                                    (Numerator)      (Denominator)        Amount        (Numerator)      (Denominator)       Amount
                                    ------------------------------------------------  ---------------------------------------------
NET INCOME (LOSS) PER
COMMON SHARE:
Net income (loss) available to
common stockholders................   $ (2,378)         16,458          $  (0.14)        $  26,419             13,871       $  1.90
                                                                        =========                                           =======
EFFECT OF DILUTIVE SECURITIES:
Options and Warrants...............   $    ---             ---                           $     ---                343
                                      ---------         -------                          ---------          ---------
NET INCOME (LOSS) PER
COMMON SHARE-DILUTED:
Net income (loss) available to
common stockholders and assumed
conversions........................   $ (2,378)         16,458          $ (0.143)        $  26,419          $  14,214       $  1.86
                                      ========         =======          ========         =========          =========       =======

     In periods of loss, the effect of potentially dilutive options and warrants is excluded from the calculation as antidilutive. For the three and six months ended June 30, 2001, potential incremental shares of 366,900 and 437,300, respectively, were excluded.

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of June 30, 2001, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.


3.   LONG TERM DEBT
     --------------

     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which, had a borrowing base of $35.0 million at March 31, 2001and a maturity date of August 2002. The Company may elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 0.5% of 1.5% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate varies from LIBOR plus 1.0% to LIBOR plus 3.5% based upon the borrowing base usage.

     On May 16, 2001, concurrent with the merger, the Senior Credit Facility was superceded by a $200.0 million credit facility ("New Credit Facility") with an initial borrowing base of $185.0 million. The borrowing base is determined from time to time by the lenders based on the Company's reserves and other factors deemed relevant by the lenders. Such borrowing base was adjusted for recent acquisition and financing activities so that at June 30, 2001 it was $162.5 million. The interest rate on borrowings is determined based upon the Company's credit rating and borrowing base utilization. Interest can be either Prime plus a margin of up to 1% or LIBOR plus a margin of 1.5% to 2.5%. The New Credit Facility

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)


     contains various covenants including certain required financial measurements for current ratio, ratio of total debt to EBITDAX and interest coverage ratio. Restrictions are placed on debt, liens, dividends, leases and capital spending on foreign operations. On June 30, 2001, $61.0 million was outstanding under the New Credit Facility. As of June 30, 2001, the Company was in compliance with its covenants under the New Credit Facility.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes due 2007. On May 29, 2001 the company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively "Notes") at a premium of $1.9 million. The premium is shown as additional borrowings on the Long-Term debt line of the Balance Sheet. The premium will be amortized as a reduction of interest expense over the life of the notes so that the effective interest rate on these additional bonds is 10.5%. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of June 30, 2001, the Company was in compliance with its covenants under the Notes.

     Effective September 22, 1998, the Company entered into an eight and one half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates.

     Floating rates are redetermined for a six month period each April 1 and October 1. The floating rate for the period from April 1, 2001 through October 1, 2001 is 10.48%. the floating rate is capped at 10.875% Through April 1, 2002 and at 12.875% thereafter. The interest rate swap does not qualify for hedge accounting. The fair value of the interest rate swap at June 30, 2001 was recorded as a $272,000 Current Asset and a $5.0 million Long-Term Liability. Upon adoption of SFAS No. 133, the $4.4 million fair value as of January 1, 2001 was recorded as $2.8 million net of tax Cumulative Effect of an Accounting Change on the Statement of Operations for 2001. The $297,000 decrease in the swap's fair value over the six months ended June 30, 2001 is also presented on the Statement of Operations, as a part of Interest Expense.


4.   NATURAL GAS AND CRUDE OIL HEDGING
     ---------------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. As amended, the statement is effective for fiscal quarters beginning after January 1, 2001. As discussed in Note 1, the Company adopted SFAS No. 133 on January 1, 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------

                                  (Unaudited)

     Oil and gas revenues were reduced $6.1 million and $4.3 million in the three months ended June 30, 2001 and 2000, respectively, and $14.9 million and $5.4 million in the six months ended June 30, 2001 and 2000, respectively, as a result of hedging activity.

     The Company entered into several new hedges in May 2001. Some were required by the New Credit Facility. Those hedges outstanding at June 30, 2001 are as follows:


  OIL HEDGES
  ----------

  ----------------------------------------------------------------------------------------------------------------
                                                                                       NYMEX            NYMEX
        PERIOD                      BBLS         TOTAL BBLS          TYPE              PRICE            PRICE
                                  PER DAY                                              FLOOR           CEILING
----------------------------------------------------------------------------------------------------------------
Jul.  2001-Dec. 2001               1,500          276,000           Collar            $24.00            $30.00
----------------------------------------------------------------------------------------------------------------
Jul.  2001-Sep. 2001               2,500          230,000           Collar            $23.00            $33.50
----------------------------------------------------------------------------------------------------------------
Oct.  2001-Dec. 2001               2,500          230,000           Collar            $23.00            $31.50
----------------------------------------------------------------------------------------------------------------
Jan.  2002-Mar. 2002               6,000          543,000           Collar            $21.50            $31.25
----------------------------------------------------------------------------------------------------------------
Apr.  2002-Jun. 2002               5,400          489,000           Collar            $21.50            $30.25
----------------------------------------------------------------------------------------------------------------
Jul.  2002-Sep. 2002               4,700          432,000           Collar            $21.50            $28.45
----------------------------------------------------------------------------------------------------------------
Oct.  2002-Dec. 2002               4,000          372,000           Collar            $21.50            $27.15
----------------------------------------------------------------------------------------------------------------

GAS HEDGES
----------

                                                                    NYMEX    NYMEX
          PERIOD                       MCF     TOTAL MCF    TYPE    PRICE    PRICE
                                     PER DAY                        FLOOR   CEILING
-----------------------------------------------------------------------------------
Jul.   2001 - Oct. 2001               35,000   4,305,000   Collar   $2.20     $2.92
-----------------------------------------------------------------------------------
Jan.  2002 -  Mar. 2002               11,700   1,050,000   Collar   $3.57     $7.00
-----------------------------------------------------------------------------------
Apr. 2002 - Jun. 2002                 10,200     930,000   Collar   $3.00     $6.48
-----------------------------------------------------------------------------------
Jul.   2002 - Sep. 2002                9,800     900,000   Collar   $3.00     $6.60
-----------------------------------------------------------------------------------
Oct.  2002 - Dec. 2002                 8,500     780,000   Collar   $3.40     $7.00
-----------------------------------------------------------------------------------

     As discussed in Note 1, the Company began accounting for the collars designated as cash flow hedges in accordance with SFAS 133. As a result, changes in the fair value of the cash flow hedges are recognized in Other Comprehensive Income until the hedged item is recognized in earnings, and any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. For the quarter and year to date periods ended June 30, 2001, a loss of $473,000 and a net gain of $185,000, respectively, were recorded in Other Income due to hedge ineffectiveness. The Company expects to transfer the remaining balance of Accumulated Other Comprehensive Income to earnings over the next two years.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)


     Mission entered into a gas swap for $4.60 per mcf on 15,000 mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A related non-cash loss of $8.7 million was recognized in the fourth quarter of 2000, along with a current derivative liability, as this portion of the swap was considered a speculative derivative. The liability, relieved monthly as the swap is settled, was $3.3 million at June 30, 2001.

     Bargo had entered into one derivative contract, a floor of $21 per barrel on oil, that extended into the year 2001. In adopting SFAS 133, it was determined that these derivative contracts would be marked to market. Mission acquired these contracts at the time of the merger. The contract marked to market at June 30, 2001and resulted in a derivative loss of $80,000 being recorded to Other Income on Mission.

5.   INCOME TAXES
     ------------

     As of March 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized, based on current projections of taxable income and commodity prices. After netting deferred tax liabilities generated thereafter, an overall tax benefit of $20.6 million remained as of March 31, 2001. The merger of Bellwether and Bargo created a deferred tax liability, based upon a step up in tax basis of assets, of approximately $59 million. As of June 30, 2001 Mission's deferred tax liability was $ 40.4 million. The provision for federal and state income taxes for the quarter ended June 30, 2001 was based upon a 39.3% effective tax rate.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)

6.   SEGMENT REPORTING
     -----------------

     The Company's operations are concentrated primarily in three segments: exploration and production of oil and natural gas in the United States, in Ecuador and gas plants. The Ecuadorian assets were sold with an effective date of May 31, 2001.

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                 --------------------------------------------------------
                                                        2001         2000           2001            2000
                                                 --------------------------------------------------------
Sales to unaffiliated customers:
--------------------------------
Oil and gas - US...........................          $ 32,705     $ 23,710       $ 63,841        $ 47,185
Oil and gas - Ecuador......................             1,355        1,175          1,877           1,433
Gas plants.................................             1,514        1,453          3,123           2,657
                                                 --------------------------------------------------------
   Total sales.............................            35,574       26,338         68,841          51,275
   Interest and other income...............              (331)         342            217             566
                                                 --------------------------------------------------------
    Total revenues.........................          $ 35,243     $ 26,680       $ 69,058        $ 51,841
                                                 ========================================================

Operating profit (loss) before income taxes
and cumulative effect of change in
accounting method:
-------------------------------------------
   Oil and gas - US........................          $ 10,757     $ 10,014       $ 27,275        $ 20,039
   Oil and gas - Ecuador...................              (155)         905         (1,698)            943
   Gas plants..............................               852          737          1,711           1,391
                                                 --------------------------------------------------------
                                                       11,454       11,656         27,288          22,373

  Loss on sale of Ecuadorian interests.....            11,221          ---         11,221             ---
   Unallocated corporate expenses..........             3,797        2,897          5,798           4,549
    Interest expense.......................             5,868        3,748          9,832           7,157
                                                 --------------------------------------------------------
   Operating profit (loss) before income
    taxes..................................          $ (9,432)      $5,011       $    437        $ 10,667
                                                 ========================================================

Identifiable assets:
--------------------
   Oil and gas - US........................          $410,023     $156,264       $410,023        $156,264
   Oil and gas - Ecuador...................               ---        3,702            ---           3,702
   Gas plants..............................            11,099       11,219         11,099          11,219
                                                 --------------------------------------------------------
                                                      421,122      171,185        421,122         171,185
   Corporate assets and investments                    78,103       56,297         78,103          56,297
                                                 --------------------------------------------------------
         Total.............................          $499,225     $227,482       $499,225        $227,482
                                                 ========================================================
Capital expenditures:
---------------------
   Oil and gas - US........................          $ 29,170     $ 25,555       $ 37,984        $ 46,258
   Oil and gas - Ecuador...................             3,542        3,072          4,151           3,857
   Gas plants..............................               139          162            617             194
                                                 --------------------------------------------------------
                                                     $ 32,851     $ 28,789       $ 42,752        $ 50,309
                                                 ========================================================
Depreciation, depletion, amortization and
impairments:
-----------------------------------------
   Oil and gas - US........................          $ 10,558     $  6,351       $ 17,935        $ 13,218
   Oil and gas - Ecuador...................               370          172            504             217
   Gas plants..............................               318          294            625             630
                                                 --------------------------------------------------------
                                                     $ 11,246     $  6,817       $ 19,064        $ 14,065
                                                 ========================================================

                         MISSION RESOURCES CORPORATION
                         -----------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------       -------------------------------------------------
                      Condition and Results of Operations
                      -----------------------------------


General

Merger
------

On May 16, 2001, Bellwether merged with Bargo and changed its name to Mission Resources Corporation, ("Mission"). Contemporaneously with the merger, Bellwether increased its authorized capital stock to 65.0 million shares and amended its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, holders of Bargo's stock and options received a combination of cash and Bellwether common stock. The merger was accounted for using the purchase method of accounting. Mission's management believes the merger was, among other things, in accordance with Mission's long-term strategy of growth through acquisitions, will create a larger company with more liquidity in its common stock and more financial flexibility, will strengthen Mission's management team, and will add significantly to Mission's production. The Company anticipated the merger would result in a cost savings of approximately $4.0 million per year. Mission expects that key service providers, such as reserve engineers, information system and financial outsourcers, external auditors and tax providers, attorneys and insurers, will be able to serve the larger combined company at lower cost than the two smaller companies.

The merger was financed through the issuance of $80.0 million in Mission common stock to Bargo option holders and shareholders, and an initial draw down under the New Credit Facility of $166.0 million used to refinance Bargo's and Bellwether's then existing credit facilities and to pay the cash portion of the purchase price of the Bargo common stock and options, and the amount incurred by Bargo to redeem its preferred stock immediately prior to the merger. Mission issued $125.0 million of additional subordinated notes on May 29, 2001 and used most of the proceeds to reduce borrowings under the New Credit Facility.

Ecuador
-------

In June 2001, with an effective date of May 31, 2001, Mission entered into an agreement to sell its wholly-owned subsidiaries, Bellwether International and Petrobell, to Rio Alto Exploration, a Canadian company. These subsidiaries are party to the concessions of the Charapa and Tiguino fields in Ecuador. This transaction divests Mission of all interest in Ecuador and relieves it of approximately $35 million in capital spending commitments. The result of the transaction was a $11.2 million dollar loss that was recognized in the quarter ended June 30, 2001. Mission retains two current receivables: 1) a $1 million escrow receivable from Rio Alto to be settled before year end upon resolution of negotiations with the Ecuadorian government concerning production levels, and 2) a receivable of approximately $900,000 to be collected out of this year's oil sales from the partner in the Tiguino field.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary uses of capital are the acquisition, exploration and development of oil and gas properties. The Company's primary sources of capital are operating cash flows, borrowings from banks, sales of equity and debt securities and sales of assets.

During the first half of 2001, the Company spent $20.3 million on exploration and development activities compared with $43.9 million during the same period in 2000. Capital expenditures were reduced during the merger process to allow the Mission technical staff to prioritize and reallocate capital spending.

On May 16, 2001, the Company acquired Bargo. The Bargo acquisition was financed through the issuance of $80 million in Mission common stock to Bargo common stockholders and option holders, and $166.0 million in borrowings under the Company's New Credit Facility. Borrowings under the Credit Facility were used to pay the cash portion of the purchase price paid to holders of Bargo common stock and options and to pay the amount incurred by Bargo in redeeming its preferred stock immediately prior to the merger, to refinance Bargo's and the Company's then existing credit facilities, and to pay transaction costs.

In addition, the Company acquired producing properties (other than the Bargo merger) for $23.4 million during the first six months of 2001, primarily using borrowings under its New Credit Facility.

The Company is party to a $200 million New Credit Facility with a syndicate of lenders. The New Credit Facility is a revolving facility , which allows the Company to borrow, repay and re-borrow under the facility from time to time. The total amount which may be borrowed under the facility is limited reserves and other factors deemed relevant by the lenders based on the Company's oil and gas reserves and other factors deemed relevant by the lenders. At June 30, 2001, the Company's borrowing base was $162.5 million. Borrowings under the New Credit Facility are charged a percentage in excess of LIBOR, which percentage is based on the company's credit rating, the amount outstanding under the facility and other indebtedness. On June 30, 2001, the Company had outstanding borrowings of $61.0 million. The New Credit Facility contains customary covenants, including those restricting the Company's ability to make investments in other entities, pay dividends, repurchase its capital stock and incur additional indebtedness.

In May 2001, the Company issued $125 million of its 10 7/8% senior subordinated notes due 2007. These notes have terms substantially identical to the Company's senior subordinated notes due 2007 issued in April 1997.


2001 CAPITAL EXPENDITURES
-------------------------

Taking into account the merger with Bargo, a preliminary budget of $60.0 million for the combined companies was adopted for the year 2001, with $41.0 million for domestic and Ecuador development, $11.0 million for exploration and $8.0 million for seismic data, land and other related items. With the sale of Ecuador in June 2001, development costs previously committed to Ecuador operations were reallocated to higher return domestic projects. Capital spending during the first and second quarters of 2001 was limited due to the Bargo merger. The Company believes that cash flow provided by operating activities, borrowings under its credit facilities, issuance

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------

of subordinated notes and proceeds from property sales will be sufficient to meet all obligations resulting from the capital investment program discussed above. (See Note 3 of the Notes to Condensed Consolidated Financial Statements.) The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

RESULTS OF OPERATIONS
---------------------

The following table sets forth certain operating information for the Company for the periods presented:

                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                   -----------------------------------------------------------------
                                                            2001/2/          2000           2001/2/         2000
                                                   -----------------------------------------------------------------
Production:
    Oil and condensate (MBbls)--US.................          826              523           1,293           1,073
    Oil and condensate (MBbls)--Ecuador............           69               50              95              62
    Natural gas (Mmcf).............................        4,631            4,685           8,679           9,693
    Equivalent barrels (MBOE)......................        1,667            1,354           2,835           2,751

Average sales price including the effect of hedges:
    Oil and condensate (per Bbl)--US..............         22.57            20.17           23.03           19.78
    Oil and condensate (per Bbl)--Ecuador........          19.20            23.50           19.76           23.11
    Natural gas  (per Mcf)........................          3.04             2.81            3.92            2.68

Average sales price excluding the effect of hedges:
    Oil and condensate (per Bbl)--US...............        22.57            23.30           23.03           23.05
    Oil and condensate per (Bbl)--Ecuador..........        19.20            23.50           19.76           23.11
    Natural gas (per Mcf).                                  4.35             3.37            5.65            2.88

Average costs:
    Production expenses (per Boe)--US..............         6.63             5.31            5.39            4.86
    Production expenses (per Boe)--Ecuador.........        16.52             1.96           32.33            4.40
    General and administrative expense
       (per Boe)--US...............................         1.73             2.38            1.93            1.79
    General and administrative expense
       (per Boe)--Ecuador..........................        10.26             2.78            7.60            4.87
    Depreciation, depletion and amortization
       (per Boe)/1/--US............................         6.61             4.87            6.55            4.92
    Depreciation, depletion and amortization
          (per Boe)/1/--Ecuador....................         5.36             3.44            5.31            3.50

(1) Excludes depreciation, depletion and amortization on gas plants, furniture and fixtures and other assets.
(2) Beginning with May 16, 2001, the operations of the former Bargo properties are included.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------


THREE MONTHS ENDED JUNE 30, 2001 AND 2000
-----------------------------------------

Net Income (Loss)
-----------------
For the three months ended June 30, 2001, the Company reported a loss of $6.0 million or $0.32 per share, and for the same period in 2000 reported income of $3.0 million, or $0.22 per share. The $11.2 million dollar loss on the sale of the company's Ecuadorian interests has the most significant impact net income on this quarter. This loss was recognized in June 2001 upon execution of an agreement to sell the Bellwether International, Inc. and Petrobell subsidiaries that were party to the Ecuadorian contracts to Rio Alto Exploration, a Canadian company.

Oil and Gas Revenues
--------------------
Oil and gas revenues increased 37% to $34.1 million for the three months ended June 30 2001, from $24.9 million for the same period in the year 2000. Oil revenues increased 71% to $20.0 million for the quarter from $11.7 million for the same quarter of the previous year. Increased production as a result of the Bargo merger and the acquisition of properties in south Louisiana is the most significant reason for the revenue increase. Domestic average realized oil prices, including the effect of hedges, increased 12% from $20.17 per barrel in the quarter ended June 30, 2000 to $22.57 per barrel currently. Ecuadorian production was relatively consistent between the periods with 69,000 barrels sold at $19.20 per barrel, or $1.3 million, in the three months ended June 30, 2001 and 50,000 barrels sold at $23.50 per barrel, or $1.2 million, for the same period of 2000.

Gas revenues increased 7% from $13.2 million reported for the quarter ended June
30, 2000 to $14.1 million for the quarter ended June 30, 2001.    Gas prices
averaged $3.04 per mcf, or 8% higher, in the three month period ended June 30, 2001 as compared to $2.81 per mcf in the comparable period of 2000. Gas production was unchanged across the periods at approximately 4,600 MMcf. This production stability is the result of added production from the acquired Bargo and new south Louisiana properties making up for the approximately 35% annual production decline in the offshore properties and smaller declines expected as the result of the property sales Mission made in late 2000.

The realized prices discussed above include the impact of oil and gas hedges. A decrease of $6.1 million related to hedging activity was reflected in oil and gas revenues for the three months ended June 30, 2001, while a decrease in oil and gas revenues of $4.3 million was reflected for the same period of 2000. Ecuadorian oil production was not hedged.

Gas Plant Revenues
------------------
Gas plant revenues were unchanged, remaining at $1.5 million for the quarters ended June 30, 2001 and 2000.

Interest and Other Income
-------------------------
Interest and other income decreased significantly to a net expense of $331,000 in the three months ended June 30, 2001 from $342,000 income for the three months ended June 30, 2000. A $175,000 legal settlement received in 2000 contributed to the favorable result, while a net $392,000 loss on ineffectiveness of commodity hedges and about $200,000 in costs incurred to accomplish the change in interests in Carpatsky increased the loss for the quarter in 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------

Production Expenses--US
-----------------------
Domestic production expenses increased 54% to $10.6 million in the three months ended June 30, 2001, from $6.9 million in the three months ended June 30, 2000. On a barrel equivalent basis (BOE), domestic production expenses increased 25% per BOE for the quarter ended June 30, 2001, from $5.31 per BOE for the three months ended June 30, 2000. Increased production expenses were primarily attributable to increased production taxes and the inclusion of the production taxes attributable to the properties acquired in the Bargo merger, which closed on May 16, 2001. Production taxes increased 52% to $1.0 million in the quarter ended June 30, 2001 from $659,000 for the same period of the previous year. Increases in production taxes were caused by higher oil and gas prices, as well as the production taxes attributable to the Bargo properties. In addition, acquisition of the Bargo properties increased production expenses $4.8 million in the second quarter of 2001. In August 2001, Mission closed the sale of several Bargo properties with above-average production costs, which should favorably impact production costs in the future periods.

Production Expenses--Ecuador
----------------------------
Production expenses for Ecuador increased to $1.1 million for the three months ended June 30, 2001, from $98,000 for the same period in 2000. In the year 2000, Ecuadorian operations were just getting started. Only Charapa field expenses were included in the $98,000 and that was for the operation of only one well. Expenses increased as the number of wells on production increased. Costs for the Tiguino field were not recorded until the partnership interests were finalized in late July 2000. From that start, Tiguino field expenses increased as each well was put on production until they averaged about $300,000 per month for six wells near the end of 2000. The addition of three months of Tiguino costs that accounted for most of the production expenses increase.

Transportation Costs
--------------------
Transportation costs were not significant in either period presented.

Gas Plant Expenses
------------------
Gas plant expenses decreased 8% to $662,000 in the three months ended June 30, 2001, from $716,000 for the same period in 2000.

Depreciation, Depletion and Amortization
----------------------------------------
Domestically, depreciation, depletion and amortization was $11.3 million for the three months ended June 30, 2001 and $6.7 million for the three month period ended June 30, 2000. Depreciation, depletion and amortization per BOE has increased 36% to $6.61 per BOE in the quarter ended June 30, 2001, from $4.87 per BOE in the same period of 2000. Increased capital spending in late 2000 resulted in the higher per BOE rate. Depreciation, depletion and amortization for the Ecuadorian properties increased to $370,000 or $5.36 per BOE, from $172,000, or $3.44 per BOE. The increase in Ecuadorian depletion is due to the increased amount of production combined with the capital spending for development of the properties.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


General and Administrative Expenses
-----------------------------------
General and administrative expenses from domestic operations totaled $3.1 million in the three months ended June 30, 2001 as compared to $3.1 million for the same period of fiscal 2000. Activity during the quarter ended June 30, 2001 included approximately $1.2 million in non-cash charges related to options. On May 15, 2000 the Company's president was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the close price of the Company's stock on the grant date for every option. Also due to the immediate vesting of outstanding options as a result of the merger an additional compensation expense charge was required for the difference between the stock value on the merger date in excess of the exercise price.

Administrative expenses for Ecuador increased to $708,000 in the three months ended June 30, 2001 from $172,000 in the three months ended June 30, 2000. Costs for the Tiguino field were not recorded until the partnership interests were finalized in late July 2000.

Interest Expense
----------------
Interest expense increased 59% to $5.9 million for the three months ended June 30, 2001 from $3.7 million in the same period of 2000 due to a larger level of borrowing utilized in the Bargo merger.

Income Taxes
------------
The provisions for federal and state income taxes for the three months ended June 30, 2001 is based upon a 39.3% effective tax rate, adjusted for the impact of foreign operations.


SIX MONTHS ENDED JUNE 30, 2001 AND 2000
---------------------------------------

Net Income (Loss)
-----------------
For the six months ended June 30, 2001, the Company reported a loss of $2.4 million or $0.14 per share, while the same period in 2000 had income of $26.4 million, or $1.90 per share. First quarter 2000 income included $17.7 million related to an adjustment to the valuation allowance on the deferred tax asset. The $11.2 million dollar loss on the sale of the Company's Ecuadorian interests had the most significant impact on net income in the 2001 period. This loss was recognized in June 2001 upon execution of an agreement to sell the Bellwether International, Inc. and Petrobell subsidiaries that were party to the Ecuadorian contracts to Rio Alto Exploration, a Canadian company.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

Oil and Gas Revenues
--------------------
Oil and gas revenues increased 35% to $65.7 million for the six months ended June 30, 2001, from $48.6 million for the same period in the year 2000. Oil revenues increased 40% to $31.7 million for the six month period ended June 30, 2001 from $22.6 million for the same period of 2000. Increased production as a result of the Bargo merger and the acquisition of properties in south Louisiana is the most significant reason for the revenue increase. Total oil production was 1.3 million barrels during the six months ended June 30, 2001 compared to
1.1 million barrels for the same period of 2000.   Domestic average realized oil
prices, including the effect of hedges, increased 16% from $19.78 per barrel in the six months ended June 30, 2000 to $23.03 per barrel currently.

Ecuadorian production increased 36% to 95,000 barrels, sold at $19.76 per barrel for $1.9 million, in the six months ended June 30, 2001 from 62,000 barrels , sold at $23.11 per barrel for $1.4 million, for the same period of 2000.
Tiguino field production was not added until July 2000. Production for the first half of 2000 was solely from the Charapa field's base curve reimbursement.

Gas revenues increased 31% to  $34.1 million reported for the first half of
2001, from $26.0 million for the first half of 2000.   Gas prices averaged $3.92
per mcf, or 46% higher, in the six month period ended June 30, 2001 as compared to $2.68 per mcf in the comparable period of 2000. Gas production decreased 10% to 8,679 Mmcf in the first half of 2001, from 9,693 Mmcf in the first half of 2000. This decrease was expected in the first quarter of 2001 as a result of the approximately 35% annual production decline in the offshore properties and the property sales made in late 2000. These production declines were partially offset by inclusion of the Bargo properties gas production after May 16, 2001.

The realized prices discussed above include the impact of oil and gas hedges. A decrease of $14.9 million related to hedging activity was reflected in oil and gas revenues for the six months ended June 30, 2001, while a decrease in oil and gas revenues of $5.4 million was reflected for the same period of 2000. Ecuadorian oil production was not hedged.

Gas Plant Revenues
------------------
Gas plant revenues were $3.1 million in the six months ended June 30, 2001 and $2.7 million in the same period of 2000. The increase in the year 2001 is due to increases in residue gas revenue. Overall, gas prices were higher in 2001 than in 2000 and residue sales volumes tend to be volatile as the plant operator attempts to keep all parties in balance.

Interest and Other Income
-------------------------
Interest and other income decreased significantly to $217,000 in the six months ended June 30, 2001 from $566,000 income for the six months ended June 30, 2000. A $175,000 legal settlement received in 2000 contributed to the favorable result in 2000. A loss of about $325,000 related to Carpatsky, the write off of about $260,000 of uncollectible accounts, offset by a net gain on ineffectiveness of commodity hedges of $266,000 contributed to the decrease reflected in the year 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------

Production Expenses--US
-----------------------
Domestic production expenses increased 13% to $14.8 million in the six months ended June 30, 2001, from $13.1 million in the six months ended June 30, 2000. On a barrel equivalent basis, domestic production expenses increased 10% per BOE for the six months ended June 30, 2001 to $5.39 per BOE, from $4.86 for the six months ended June 30, 2000. Increased production expenses were primarily attributable to increased production taxes and the inclusion of the production taxes attributable to the properties acquired in the Bargo merger, which closed on May 16, 2001. Production taxes increased 46% to $1.9 million in the six months ended June 30, 2001 from $1.3 million for the same period of the previous year. Increases in production taxes were caused by higher oil and gas prices as well as the production taxes attributable to the Bargo properties. In addition, acquisition of the Bargo properties increased production expenses $4.8 million in the second quarter of 2001. In August 2001, Mission closed the sale of several Bargo properties with above-average production costs, which should favorably impact production costs in the future periods.

Production Expenses--Ecuador
----------------------------
Production expenses for Ecuador increased to $3.1 million for the six months ended June 30, 2001, from $273,000 for the same period in 2000. In the year 2000, Ecuadorian operations were just getting started. Only Charapa field expenses were included in the $273,000 and that was for the operation of only one well. Expenses increased as the number of wells on production increased. Costs for the Tiguino field were not recorded until the partnership interests were finalized in late July 2000. From that start, Tiguino field expenses increased as each well was put on production until they averaged about $300,000 per month for six wells near the end of 2000. The addition of six months of Tiguino costs in 2001 accounted for most of the production expenses increase.

Transportation Costs
--------------------
Transportation costs were not significant in either period presented.

Gas Plant Expenses
------------------
Gas plant expenses increased 8% to $1.4 million in the six months ended June 30, 2001, from $1.3 million for the same period in 2000.

Depreciation, Depletion and Amortization
----------------------------------------
Domestically, depreciation, depletion and amortization was $19.1 million for the six months ended June 30, 2001 and $14.0 million for the six month period ended June 30, 2000. Depreciation, depletion and amortization per BOE has increased from $4.92 per BOE in 2000 to $6.55 per BOE in the first half of 2001. The increase is directly related to the large amount of capital spending in the year 2000. Depreciation, depletion and amortization for the Ecuadorian properties totaled $504,000 for the six months ended June 30, 2001 and $217,000 for the six months ended June 30, 2000. The increase in Ecuadorian depletion is due to the increased amount of production being depleted combined with the capital for development of the properties.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

General and Administrative Expenses
-----------------------------------
General and administrative expenses from domestic operations totaled $5.3 million in the six months ended June 30, 2001 as compared to $4.8 million for the comparable period of fiscal 2000 for an increase of about 10%. Unusual items in the period ended June 30, 2001 included approximately $351,000 in separation expenses and $798,000 in non-cash charges related to options. On May 15, 2000 the Company's president was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the close price of the Company's stock on the grant date for every option. A similar non-cash charge of about $580,000 was recorded in the second quarter of 2000. Due to the accelerated vesting of outstanding options as a result of the merger, an additional compensation expense charge was required for the difference between the stock price on the merger date in excess of the exercise price.

Administrative expenses for Ecuador increased to $722,000 in the six months ended June 30, 2001 from $302,000 in the six months ended June 30, 2000. These increases in costs were related to the commencement of operation in the Tiguino field and the increase operations in the Charapa field.

Interest Expense
----------------
Interest expense increased 35% to $9.8 million for the six months ended June 30, 2001 from $7.2 million in the same period of 2000. The increase is due to some one-time fees related to credit facility amendments, a larger level of borrowing utilized in the Bargo merger, and $297,000 recorded to reflect the change in fair value of the interest rate swap.

Income Taxes
------------
The provisions for federal and state income taxes for the six months ended June 30, 2001 are based upon a 33% effective tax rate, adjusted for the impact of foreign operations. As of March 31, 2000, the Company determined it was more likely than not that the deferred tax assets would be realized, based on then current projections of taxable income due to higher commodity prices, and the valuation allowance was removed. In projecting the future pre-tax income, we analyzed current and expected pricing and the impact of additional reserves from exploration and development, net of production.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


Forward Looking Statements
--------------------------

This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, and the effect of gas balancing, are forward-looking statements. There can be no assurances that such forward-looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                         MISSION RESOURCES CORPORATION
                         -----------------------------


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------    ----------------------------------------------------------


The Company is exposed to market risk, including adverse changes in commodity
prices and interest rates.   As of June 30, 2001, the Company had the following
hedges in place:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes standards of accounting for and disclosures of derivative instruments and hedging activities. As amended, the statement is effective for fiscal quarters beginning after January 1, 2001. As discussed in Note 1, the Company adopted SFAS 133 on January 1, 2001.

Oil and gas revenues were reduced $6.1 million and $4.3 million in the three months ended June 30, 2001 and 2000, respectively, and $14.9 million and $5.4 million in the six months ended June 30, 2001 and 2000 respectively as a result of hedging activity.

The Company entered into several new hedges in May 2001. Some were required by the New Credit Facility. Those hedges outstanding at June 30, 2001 are as follows:


OIL HEDGES
----------


                                                                                  NYMEX            NYMEX
       PERIOD                  BBLS         TOTAL BBLS          TYPE              PRICE            PRICE
                             PER DAY                                              FLOOR           CEILING
------------------------------------------------------------------------------------------------------------
Jul.  2001-Dec. 2001           1,500          276,000           Collar            $24.00          $30.00
--------------------------------------------------------------------------------------------------------
Jul.  2001-Sep. 2001           2,500          230,000           Collar            $23.00          $33.50
--------------------------------------------------------------------------------------------------------
Oct.  2001-Dec. 2001           2,500          230,000           Collar            $23.00          $31.50
--------------------------------------------------------------------------------------------------------
Jan.  2002-Mar. 2002           6,000          543,000           Collar            $21.50          $31.25
--------------------------------------------------------------------------------------------------------
Apr.  2002-Jun. 2002           5,400          489,000           Collar            $21.50          $30.25
--------------------------------------------------------------------------------------------------------
Jul.  2002-Sep. 2002           4,700          432,000           Collar            $21.50          $28.45
--------------------------------------------------------------------------------------------------------
Oct.  2002-Dec. 2002           4,000          372,000           Collar            $21.50          $27.15
--------------------------------------------------------------------------------------------------------


GAS HEDGES
----------

                                                                NYMEX    NYMEX
       PERIOD                      MCF     TOTAL MCF    TYPE    PRICE    PRICE
                                  ER DAY                        FLOOR   CEILING
-------------------------------------------------------------------------------
Jul.. 2001 - Oct. 2001            35,000   4,305,000   Collar   $2.20     $2.92
-------------------------------------------------------------------------------
Jan. 2002 - Mar. 2002             11,700   1,050,000   Collar   $3.57     $7.00
-------------------------------------------------------------------------------
Apr. 2002 - Jun. 2002             10,200     930,000   Collar   $3.00     $6.48
-------------------------------------------------------------------------------
Jul. 2002 - Sep. 2002              9,800     900,000   Collar   $3.00     $6.60
-------------------------------------------------------------------------------
Oct. 2002 - Dec. 2002              8,500     780,000   Collar   $3.40     $7.00
-------------------------------------------------------------------------------

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ----------------------------------------
                               ABOUT MARKET RISK
                               -----------------


As discussed in Note 1, the Company began accounting for the collars designated as cash flow hedges in accordance with SFAS 133. As a result, changes in the fair value of the cash flow hedges are recognized in the Other Comprehensive Income until the hedged item is recognized in earnings, and any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. For the quarter and year to date periods ended June 30, 2001, a loss of $473,000 and a net gain of $185,000, respectively, were recorded in Other Income due to hedge ineffectiveness. The Company expects to transfer the remaining balance of Accumulated Other Comprehensive Income to earnings over the next two years.

Mission entered into a gas swap for $4.60 per mcf on 15,000 mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A related non-cash loss of $8.7 million was recognized in the fourth quarter of 2000, along with a current derivative liability, as this portion of the swap was considered a speculative derivative. The liability, relieved monthly as the swap is settled, was $3.3 million at June 30, 2001.

Bargo had entered into one derivative contract, a floor of $21 per barrel on oil, that extended into the year 2001. In adopting SFAS 133, it was determined that these derivative contracts would be marked to market. Mission acquired these contracts at the time of the merger. The mark to market at June 30, 2001 resulted in a derivative gain of $80,000 being recorded to Other Income on Mission.










                         MISSION RESOURCES CORPORATION
                         -----------------------------

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

               None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

               None.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                          PART II. OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

              None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ----------------------------------------------------

A Proxy statement was sent to all shareholders of record as of March 30, 2001 for the following matters which were voted on at the annual meeting of shareholders held on May 16, 2001:

1. The Agreement and Plan of Merger, dated January 24, 2001, between Bargo Energy Company and Bellwether pursuant to which Bargo was merged with and into Bellwether and to which Bellwether's name was changed to Mission Resources Corporation and certain directors and officers of Bargo and Bellwether were granted options was approved with a vote of 7,139,306 shares in favor, 933,178 shares abstaining, and 68,725 shares voting against.

2. The amendment of Bellwether's certificate of incorporation to increase the number of shares of authorized capital stock from 31 million to 65 million, of which 60 million are common stock and 5 million are preferred stock was approved with a vote of 7,224,408 shares in favor, 948,821 shares abstaining, and 230,284 shares voting against.

3. The amendment to the 1996 Stock Incentive Plan, increasing common stock reserved for issuance under the plan by 2 million shares was approved with a vote of 6,064,485 shares in favor, 971,733 shares abstaining, and 2,104,991 shares voting against.

4. Eight members of the board of directors were elected with the vote as follows:
     Douglas G. Manner, 10,545,792 shares in favor, 2,538,438 shares abstaining, and no shares voting against.
     Judy Ley Allen, 11,194,617 shares in favor, 1,859,613 shares abstaining, and no shares voting against.
     Dr. Jack Birks, 11,194,817 shares in favor, 1,859,413 shares abstaining, and no shares voting against.
     Vincent H. Buckley, 11,199,117 shares in favor, 1,855,113 shares abstaining, and no shares voting against.
     Habib Kairouz, 11,196,517 shares in favor, 1,857,713 shares abstaining, and no shares voting against.
     A. K. McLanahan, 11,194,717 shares in favor, 1,859,513 shares abstaining, and no shares voting against.
     Townes G. Pressler, 12,002,017 shares in favor, 1,854,013 shares abstaining, and no shares voting against.
     J. P. Bryan, 11,123,884 shares in favor, 1,930,346 shares abstaining, and no shares voting against.

5. KPMG was ratified as independent auditors for the fiscal year ending December 31, 2001 with a vote of 12,381,542 shares in favor, no shares abstaining, and 102,223 shares voting against.

No other matters were brought up at the meeting.

A copy of the Proxy Statement was filed with the Securities and Exchange Commission on April 24, 2001 and is incorporated herein by reference.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                          PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION
-------   -----------------

              None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          a.  Exhibits.
                  The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

               2.1 Agreement and Plan of Merger, dated January 24, 2001, between Bellwether Exploration Company and Bargo Energy Company (incorporated by reference to Bellwether's Exhibit
                    2.1 to the current report on Form 8-K, filed January 25,
                    2001).

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

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                          PART II.  OTHER INFORMATION

          b.  Reports on Form 8-K

                  Current Report on Form 8-K filed January 26, 2001 reported
                  Item 5 Other Events and Item 7(c) Exhibits.

                  Current Report on Form 8-K filed January 19, 2001 reported
                  Item 5 Other Events and Item 7(c) Exhibits.

                  Current Report on Form 8-K filed March 27, 2001 reported Item 5 Other Events and Item 7(c) Exhibits.

                  Current Report on Form 8-K filed May 17, 2001 reported Item 5 Other Events.

                  Current Report on Form 8-K filed May 24, 2001 reported Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements of Business Acquired.

                  Current Report on Form 8-K filed July 13, 2001 reported Item 2 Acquisition or Disposition of Assets and Item 7 Proforma Financial Information.



                         BELLWETHER EXPLORATION COMPANY
                         ------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BELLWETHER EXPLORATION COMPANY
                                  ------------------------------
                                            (Registrant)


Date:    August 14, 2001          By: /s/ Douglas G. Manner
      ---------------------          ---------------------------
                                     Douglas G. Manner
                                     President and Chief Executive Officer


Date:    August 14, 2001          By: /s/ Ann Kaesermann
      ---------------------          ----------------------------
                                     Ann Kaesermann
                                     Vice-President, Chief Accounting Officer