Form 10-Q
period 2001-09-30
MISSION RESOURCES CORP
filed 2001-11-13
CIK 319459

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ______________

                                   FORM 10-Q

(Mark One)
    X         Quarterly Report Pursuant to Section 13 or 15(d) of the
---------                 Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      or

              Transition Report Pursuant to Section 13 or 15 (d) of the
----------                Securities Exchange Act of 1934

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

As of November 8, 2001, 23,802,428 shares of common stock of Mission Resources Corporation were outstanding.

                         MISSION RESOURCES CORPORATION
                         -----------------------------


                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION                                                                         Page #
  ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets:
                September 30, 2001 (Unaudited) and December 31, 2000...................................   3
           Condensed Consolidated Statements of Operations (Unaudited):
                Three months and nine months ended September 30, 2001 and 2000.........................   5
           Condensed Consolidated Statements of Cash Flows (Unaudited):
                Three months and nine months ended September 30, 2001 and 2000.........................   6
           Notes to Condensed Consolidated Financial Statements (Unaudited)............................   8

  ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................................  19

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..................................  29

PART II.  OTHER INFORMATION............................................................................  31

                        PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
-------                      --------------------

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                             (Amounts in thousands)

                                     ASSETS
                                     ------

                                                                             September 30,            December 31,
                                                                                 2001                    2000
                                                                             -------------            ------------
                                                                              (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents..................................................... $   8,454               $  14,464
Accounts receivable and accrued revenues......................................    30,339                  27,724
Current portion of interest rate swap.........................................       156                     ---
Commodity derivative asset....................................................     2,642                     ---
Prepaid expenses and other....................................................     3,288                   1,189
Notes receivable - affiliate..................................................       ---                   1,281
                                                                               ---------               ---------
      Total current assets....................................................    44,879                  44,658
                                                                               ---------               ---------

PROPERTY AND EQUIPMENT, AT COST:

Oil and gas properties (full cost):
    United States - Unproved properties of  $16,747  and $11,360 excluded from amortization as of September 30, 2001 and
     December 31, 2000, respectively..........................................   731,467                 421,408
     Ecuador - No unproved properties as of  September 30, 2001 and
     December 31, 2000........................................................       ---                  12,988

Gas plant facilities..........................................................    19,533                  18,452
                                                                               ---------               ---------
                                                                                 751,000                 452,848
Accumulated depreciation, depletion and amortization--oil and gas.............  (341,806)               (296,567)
Accumulated depreciation, depletion, and amortization--gas plant..............    (8,298)                 (7,345)
                                                                               ---------               ---------

Net property, plant and equipment.............................................   400,896                 148,936

Leasehold, furniture and equipment............................................     3,287                   2,782
Accumulated depreciation......................................................      (782)                   (404)
                                                                               ---------               ---------
Net leasehold, furniture and equipment........................................     2,505                   2,378
                                                                               ---------               ---------

LONG TERM RECEIVABLE..........................................................     6,246                   4,554
GOODWILL & OTHER INTANGIBLES..................................................    19,996                     ---
DEFERRED INCOME TAXES.........................................................       ---                  15,141
OTHER ASSETS..................................................................    10,921                   5,878
                                                                               ---------               ---------
                                                                               $ 485,443               $ 221,545
                                                                               =========               =========

     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                (Amounts in thousands, except share information)

                                                                       September 30,       December 31,
                                                                            2001                2000
                                                                       -------------       ------------
                                                                        (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities...........................     $ 33,487           $ 29,960
Commodity derivative liabilities...................................          831              7,486
                                                                        --------           --------
   Total current liabilities.......................................       34,318             37,446
                                                                        --------           --------


LONG-TERM DEBT, including $1,757 unamortized premium
   on issuance of $125,000 of senior subordinated notes due 2007...      265,757            125,450


INTEREST RATE SWAP, excluding current portion......................        3,858                ---

DEFERRED INCOME TAXES..............................................       41,954                ---

OTHER LIABILITIES..................................................        1,816              1,689


STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 5,000,000 shares authorized;
   none issued or outstanding at September 30, 2001 and
   December 31, 2000...............................................          ---                ---
Common stock, $0.01 par value, 60,000,000 shares authorized,
   23,896,959 and 14,259,626 shares issued at September 30,
   2001 and December 31, 2000, respectively........................          239                143
Additional paid-in capital.........................................      163,735             81,892
Retained deficit...................................................      (24,855)           (23,170)
Treasury stock, at cost, 311,000 shares............................       (1,905)            (1,905)
Other comprehensive income, net of taxes...........................          526                ---
                                                                        --------           --------
    Total stockholders' equity.....................................      137,740             56,960
                                                                        --------           --------

                                                                        $485,443           $221,545
                                                                        ========           ========


     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                         Three Months Ended        Nine Months Ended
                                                                            September 30              September 30
                                                                      -----------------------     --------------------
                                                                          2001        2000          2001        2000
                                                                      ----------   ---------      --------    --------
REVENUES:
   Oil--United States...............................................     $25,128    $12,153       $ 54,912    $ 33,372
   Oil--Ecuador.....................................................         ---      1,542          1,877       2,975
   Gas revenues.....................................................      12,906     16,163         46,963      42,129
   Gas plant revenues...............................................       1,152      1,467          4,275       4,123
   Interest and other income (expense)..............................       1,311        191          1,528         757
                                                                         -------    -------       --------    --------
                                                                          40,497     31,516        109,555      83,356
                                                                         -------    -------       --------    --------
COST AND EXPENSES:
   Production expenses--United States...............................      14,940      7,385         31,519      20,447
   Production expenses--Ecuador.....................................         ---        685          3,071         958
   Transportation costs.............................................          10         53             60         178
   Gas plant expenses...............................................         559        717          1,971       1,982
   Mining venture...................................................          41        ---            907         ---
   Loss on sale of Ecuador interests................................         381        ---         11,602         ---
   Depreciation, depletion and amortization--United States..........      13,458      8,151         32,529      22,111
   Depreciation, depletion and amortization--Ecuador................         ---        240            504         456
   General and administrative expenses--United States...............       3,453      1,888          8,746       6,701
   General and administrative expenses--Ecuador.....................         ---       (235)           722          67
   Interest expense.................................................       6,226      3,993         16,058      11,150
                                                                         -------    -------       --------    --------
                                                                          39,068     22,877        107,689      64,050
                                                                         -------    -------       --------    --------
Income before income taxes and cumulative effect of
   a change in accounting method....................................       1,429      8,639          1,866      19,306
Provision (benefit) for income taxes................................         736      3,282            784     (12,470)
                                                                         -------    -------       --------    --------
Income before cumulative effect of a change in
    Accounting method...............................................     $   693    $ 5,357       $  1,082    $ 31,776
Cumulative effect of a change in accounting method,
    net of deferred tax.............................................         ---        ---          2,767         ---
                                                                         -------    -------       --------    --------
Net income (loss)...................................................     $   693    $ 5,357       $ (1,685)   $ 31,776
                                                                         =======    =======       ========    ========
Income before cumulative effect of a change in accounting
    method per share................................................     $  0.03      $0.38          $0.06       $2.29
                                                                         =======    =======       ========    ========
Income before cumulative effect of a change in accounting
     method per share-diluted.......................................     $  0.03      $0.37          $0.06       $2.24
                                                                         =======    =======       ========    ========
Net income (loss) per share.........................................     $  0.03      $0.38         $(0.09)      $2.29
                                                                         =======    =======       ========    ========
Net income (loss) per share-diluted.................................     $  0.03      $0.37         $(0.09)      $2.24
                                                                         =======    =======       ========    ========
Weighted average common shares outstanding..........................      23,586     13,921         18,860      13,888
                                                                         =======    =======       ========    ========
Weighted average common shares outstanding-diluted..................      23,681     14,288         19,189      14,156
                                                                         =======    =======       ========    ========

     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (UNAUDITED)

                             (Amounts in thousands)


                                                                                                   Nine Months Ended
                                                                                                      September 30
                                                                                         -----------------------------------
                                                                                            2001                      2000
                                                                                         ---------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)......................................................................  $  (1,685)                 $ 31,776
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation, depletion and amortization............................................     33,033                    22,567
   (Gain) loss on interest rate swap...................................................       (699)                      ---
   (Gain) loss due to hedge ineffectiveness............................................     (1,524)                      ---
   Mining venture......................................................................        729                       ---
   Cumulative effect of a change in accounting method, net of deferred tax.............      2,767                       ---
   Stock option expense amortization...................................................        799                       715
   Amortization of deferred financing costs and bond premium...........................      1,206                       735
   Loss on sale of Ecuador interests...................................................     11,602                       ---
   Bad debt expense....................................................................        183                       ---
   Deferred income taxes...............................................................       (550)                  (12,805)
                                                                                         ---------                  --------
                                                                                            45,861                    42,988
Change in assets and liabilities:
 Accounts receivable and accrued revenue...............................................      3,308                   (12,055)
 Accounts payable and other liabilities................................................     (8,790)                   34,386
 Other.................................................................................     (3,158)                     (521)
                                                                                         ---------                  --------
 NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.......................................     37,221                    64,798
                                                                                         ---------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of oil and gas properties.................................................    (23,566)                   (6,853)
 Acquisition of Bargo oil and gas properties...........................................   (143,886)                      ---
 Additions to properties and facilities................................................    (29,597)                  (71,692)
 Additions to leasehold, furniture and equipment  .....................................       (529)                   (2,716)
 Note receivable.......................................................................        ---                      (581)
 Proceeds on sale of Ecuador interests ................................................      4,760                       ---
 Property sale proceeds and costs......................................................     16,399                     3,870
 Additions to gas plant facilities.....................................................     (1,081)                     (236)
                                                                                         ---------                  --------
 NET CASH FLOWS USED IN INVESTING ACTIVITIES...........................................   (177,500)                  (78,208)
                                                                                         ---------                  --------

     See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION
                         -----------------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
          -----------------------------------------------------------
                                  (UNAUDITED)

                             (Amounts in thousands)

                                                                                                Nine Months Ended
                                                                                                  September 30
                                                                                      -------------------------------
                                                                                         2001                 2000
                                                                                      ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings.......................................................       208,754               28,900
 Payments of long term debt  ...................................................      (195,204)             (18,500)
 Net proceeds from issuance of common stock.....................................           899                  377
 Proceeds from issuance of senior subordinated notes due
  2007, including premium.......................................................       126,875                  ---

 Credit facility costs..........................................................        (7,055)                 ---
                                                                                     ---------             --------
 NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES................................       134,269               10,777
                                                                                     ---------             --------

 Net (decrease) increase in cash and cash equivalents...........................        (6,010)              (2,633)
 Cash and cash equivalents at beginning of period...............................        14,464                6,101
                                                                                     ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................     $   8,454             $  3,468
                                                                                     =========             ========

                                                            Nine Months Ended
                                                              September 30
                                                         -----------------------
                                                          2001             2000
                                                         ------           ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest...............................................  $8,140           $7,570

 Income taxes...........................................  $2,185           $  104

                                                                          Nine Months
                                                                            Ended
                                                                         September 30,
                                                                             2001
                                                                           --------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of assets and liabilities acquired
     Net current assets and other assets.................................  $  2,453
     Property, plant and equipment.......................................   260,893
     Goodwill and intangibles............................................    20,849
     Deferred tax liability..............................................   (59,000)
                                                                           --------
          Total allocated purchase price.................................   225,195

Less non-cash consideration - issuance of stock..........................    80,000
Less cash acquired in transaction........................................     1,309
                                                                           --------
Cash used for business acquisition, net of cash acquired.................  $143,886
                                                                           ========

     See accompanying notes to condensed consolidated financial statement.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at September 30, 2001, and the results of operations and changes in cash flows for the periods ended September 30, 2001 and 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Form S-4 related to the merger of Bellwether Exploration Company and Bargo Energy Company filed with the Securities and Exchange Commission on April 24, 2001.

     Merger
     ------
     On May 16, 2001, Bellwether merged with Bargo Energy Company ("Bargo") and changed its name to Mission Resources Corporation ("Mission"). The merger has been accounted for as a purchase. Bargo's results of operations have been included in Mission's Statement of Operations from May 16, 2001 through September 30, 2001. Contemporaneously with the merger, Bellwether increased its authorized capital stock to 65.0 million shares and amended its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, Bargo shareholders and option holders received a combination of cash and Mission common stock. In connection with the merger, 9.5 million shares of Mission common stock were issued to Bargo shareholders with an increase in equity of $80 million. In addition, Bargo's preferred stock was redeemed and its revolving credit facility was paid in full. The purchase price allocated to the acquired assets was $4.1 million to unproved properties, $255.7 million to proved properties, $1.1 million to current drilling projects, $20.8 million to goodwill and intangible assets, and $2.5 million to current assets, current liabilities and other non-current assets.

     Goodwill
     --------
     Goodwill is currently being amortized over a period of 10 years. An impairment of goodwill is measured as the excess in the historical value of the Company's net assets over the undiscounted future cash flows of its operations. In evaluating the recovery of goodwill, Mission will compare the undiscounted future cash flows of its operations to the historical value of its net assets. The Company will adopt the goodwill impairment provisions of SFAS No. 142 on January 1, 2001. SFAS No. 142 requires goodwill to be tested for impairment at least annually using a two-step process that begins with an estimation of the fair value of a reporting unit. The first test is a screen for potential impairment and the second step measures the amount of the impairment, if any.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

     Oil and Gas Property Accounting
     -------------------------------
     The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs will be charged to operations. Using commodity prices as of September 30, 2001 of $23.43 per barrel of oil and $1.89 per mcf of gas, a writedown of oil and gas property was indicated. This potential writedown of $22.6 million, $13.2 million net of tax, was not recorded due to price recoveries subsequent to September 30, 2001. No such charges to operations were required during the three and nine-month periods ending September 30, 2000.

     Reclassifications
     -----------------
     Certain reclassifications of prior period statements have been made to conform with current reporting practices. Prior year financial statements have been restated to present gas plant revenues on a gross basis in accordance with EITF 99-19 "Reporting Revenue Gross as a Principal verses Net as an Agent." The presentation did not impact previously reported net income (loss) or net income (loss) per common share for the periods presented.

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

     Impact of Recently Issued Accounting Standards
     ----------------------------------------------
     In July 2001, the FASB issued Statement No. 141. Business Combinations, and Statement No.142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 as well as all purchase method business combinations completed after September 30, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective January 1, 2002.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $ 19.0 million and unamortized identifiable intangible assets in the amount of $374,300, all of which will be subject to the transition provisions of Statements No. 141 and No. 142. Amortization expense related to goodwill was $761,000 for the period ended September 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill and intangible assets will cease, thereby reducing expenses by approximately $200,000 monthly. Since such amortization is not an allowable deduction for calculating taxes, the Company's effective tax rate will decrease. Also, upon adoption of SFAS No. 142, $285,000 of workforce intangible currently recorded as unamortized identifiable intangible assets will be subsumed into goodwill and will not be amortized as it no longer qualifies as a recognizable intangible asset. Because of the extensive effort needed to comply with adopting Statements No. 141 and No. 142, it is not practicable to reasonably estimate all of the potential impacts of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In July 2001, FASB issued Statement No. 143. SFAS No. 143, Accounting for Asset Retirement Obligations, provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS No. 143 requires that asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Mission will adopt the statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, Mission cannot reasonably estimate the effect of the adoption of this statement on either financial position or results of operations.

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will be effective as of the beginning of 2002. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. After its effective date, SFAS No. 144 will be applied to those transactions where appropriate. At this time Mission is unable to determine what the future impact of adopting this statement will have on its financial position or results of operations.

     Mining Venture
     --------------
     During fiscal year 1992, Mission acquired an average 24.4% interest in three mining ventures (the "Mining Venture") from an unaffiliated individual for $128,500. At the time of such acquisition, J. P. Bryan, a member of the Mission Board of Directors, his brother, Shelby Bryan and Robert L. Gerry III (the "Affiliated Group"), owned an average 21.5% interest in the Mining Venture. Mission's interest in the Mining Venture increased as it paid costs of the venture while the interest of the Affiliated Group decreased. Through September 30, 2001, Mission spent an additional $178,000 primarily for soil core assays. These exploratory costs, plus the $729,000 accumulated on the Balance Sheet in Other Assets as of December 31, 2000, were charged to earnings in 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

     Comprehensive Income
     ----------------------
     Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months and nine months ended September 30, 2001 and 2000 was as follows (in thousands):


                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                   -----------------------------------------------------
                                                    2001           2000          2001              2000
                                                   -----          ------       --------          -------
Net income (loss)                                 $  693          $5,357       $ (1,685)         $31,776
Cumulative effect attributable to adoption of
     SFAS No. 133, net of tax                        ---             ---        (19,328)             ---
Hedge accounting for derivative instruments        3,032             ---         26,380              ---
                                                   -----          ------       --------          -------
Comprehensive income                              $3,725          $5,357       $  5,367          $31,776
                                                  ======          ======       ========          =======


     The accumulated balance of other comprehensive income related to cash flow hedges, net of taxes, is as follows (in thousands):


     Balance at December 31, 2000                        $    ---
     Cumulative effect of accounting change               (19,328)
     Net gains on cash flow hedges                         11,624
     Reclassification adjustments                          14,756
     Tax effect on hedge activity                          (6,526)
                                                         --------
     Balance at September 30, 2001                       $    526
                                                         ========


     Investment in Carpatsky
     -----------------------
     Throughout 1998 and 1999, the Company acquired an interest in Carpatsky Petroleum Incorporated "Carpatsky", a Canadian corporation, consisting of common shares, convertible preferred shares and a warrant to acquire additional common shares. The total cost of these investments was $4.6 million. This investment did not give the Company the ability to significantly influence Carpatsky's operations and was accounted for under the cost method. Additionally, Mission made a loan to Carpatsky $1 million under a revolving credit facility established in July 1999 and incurred costs on behalf of Carpatsky of approximately $0.6 million. Mission executed an agreement with Carpatsky effective June 29, 2001 under which it exchanged the interests for a production payment in Carpatsky's producing properties that is reported on the Balance Sheet as a Long Term Receivable.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

     Change in Accounting Method
     ---------------------------

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Other Comprehensive Income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative change in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings.

     Adoption of SFAS No.133 at January 1, 2001 resulted in the recognition of $25.3 million of derivative liabilities included in Current Liabilities on the Balance Sheet and $19.3 million, net of taxes, of hedging losses included in Accumulated Other Comprehensive Income, a component of Stockholders' Equity, as the cumulative effect of a change in accounting method. Amounts were determined as of January 1, 2001 based upon quoted commodity prices. The Company also recognized a $4.4 million liability and a $2.8 million loss, net of taxes, as the cumulative effect of a change in accounting method related to an interest rate swap that does not qualify for hedge accounting treatment.

     Effective September 22, 1998, the Company entered into an eight and one-half-year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six-month period each April 1 and October 1. The interest rate swap did not qualify for hedge accounting under SFAS No. 133 at January 1, 2001. The swap's net value of $3.7 million is reflected on the balance sheet as a $156,000 Current Asset and a $3.9 million Long-Term Liability. The change in the swap's fair value of $996,000 during the quarter ended September 30, 2001 and $699,000 for the nine months ended September 30, 2001 has been reflected as a reduction in interest expense.

     Mission entered into a gas swap for $4.60 per mcf on 15,000 mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A non-cash loss of $8.7 million was recognized in the fourth quarter of 2000 related to the $4.60 swap, along with a current derivative liability as this portion of the swap was considered a speculative derivative. The liability is relieved monthly as the swap is settled. By September 30, 2001, the liability had been reduced to $831,000.

     Bargo had entered into one derivative contract, a floor of $21 per barrel on oil that extended into the year 2001. In adopting SFAS No. 133, it was determined that the Bargo derivative contract would be marked to market. Mission acquired this contract at the time of the merger. The contract was marked to market at September 30, 2001 and resulted in a derivative gain of $117,000 being recorded to Other Income for the three month period ended September 30, 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

              Notes to Condensed Consolidated Financial Statements
              ----------------------------------------------------
                                  (Unaudited)

2.   STOCKHOLDERS' EQUITY
     ---------------------

     On May 16, 2001, Bellwether merged with Bargo Energy Company ("Bargo"). The resulting company was renamed Mission Resources Corporation. As partial consideration in the merger, 9.5 million shares of Mission common stock were issued to the holders of Bargo common stock and options. The $80 million assigned value of such shares was included in the purchase price.

     On May 15, 2000 the Company's President was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company was required to recognize compensation expense equal to the difference between the exercise price and the closing price of Bellwether's stock on the grant date for each option. A charge of $536,000 was recorded in May 2000, when one-third of the options vested. The remaining expense was to be charged ratably over the two-year vesting period for the remaining options. Due to the vesting of all outstanding options in connection with the merger on May 16, 2001, the remaining $577,000 expense was recognized as compensation expense in May 2001 bringing the total expense to $756,000. No further expense was recognized in the quarter ended September 30, 2001. There was no such compensation expense in the three and nine month periods ended September 30, 2000.

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

     The following represents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Potentially dilutive options and warrants totaling 3,402,000 and 2,027,000 in the quarter and year to date periods ended September 30, 2001, respectively, and 512,500 and 576,500 in the quarter and year to date periods ended September 30, 2000, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

 SFAS NO. 128 RECONCILIATION  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS):

                                                               For the Three Months Ended
                                                                   September 30, 2001
                                                       ----------------------------------------
                                                         Income         Shares       Per Share
                                                       (Numerator)  (Denominator)     Amount
                                                       -----------  -------------  ------------
NET INCOME PER COMMON SHARE:
Net income available to common stockholders............    $693         23,586        $0.03
                                                                                      -----
EFFECT OF DILUTIVE SECURITIES:
Options and Warrants...................................    $---             95
                                                           ----         ------
NET INCOME PER COMMON SHARE-DILUTED:
Net income available common stockholders and assumed
 conversions...........................................    $693         23,681        $0.03
                                                           ====         ======        =====

                                                               For the Three Months Ended
                                                                   September 30, 2000
                                                       ----------------------------------------
                                                         Income         Shares       Per Share
                                                       (Numerator)  (Denominator)     Amount
                                                       -----------  -------------  ------------
NET INCOME PER COMMON SHARE:
Net income available to common stockholders............    $5,357        13,921        $0.38
                                                                                       -----
EFFECT OF DILUTIVE SECURITIES:
Options and Warrants...................................    $  ---           367
                                                           ------       -------
NET INCOME PER COMMON SHARE-DILUTED:
Net income available common stockholders and assumed
 conversions...........................................    $5,357       $14,288        $0.37
                                                           ======       =======        =====

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)


                                                                                 For the Nine Months Ended
                                                                                    September 30, 2001
                                                            ------------------------------------------------------------
                                                              Income                     Shares                Per Share
                                                            (Numerator)               (Denominator)             Amount
                                                            -----------               -------------            ---------
NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) available to common stockholders....
                                                             $(1,685)                    18,860                  $(0.09)
                                                                                                                 ======
EFFECT OF DILUTIVE SECURITIES:
Options and Warrants..................................       $   ---                        ---
                                                             --------                    ------
NET INCOME (LOSS) PER COMMON SHARE-DILUTED:
Net income (loss) available common stockholders and
 assumed conversions..................................       $(1,685)                    18,860                  $(0.09)
                                                             =======                     ======                  ======


                                                                                 For the Nine Months Ended
                                                                                    September 30, 2000
                                                            ------------------------------------------------------------
                                                              Income                     Shares                Per Share
                                                            (Numerator)               (Denominator)             Amount
                                                            -----------               -------------            ---------
NET INCOME (LOSS) PER COMMON SHARE:
Net income (loss) available to common stockholders....
                                                              $31,776                     13,888                 $2.29
                                                                                                                 =====
EFFECT OF DILUTIVE SECURITIES:
Options and Warrants..................................        $   ---                        268
                                                              --------                   -------
NET INCOME (LOSS) PER COMMON SHARE-DILUTED:
Net income (loss) available common stockholders and
 assumed conversions..................................        $31,776                    $14,156                 $2.24
                                                              =======                    =======                 =====

     In periods of loss, the effect of potentially dilutive options and warrants is excluded from the calculation as antidilutive. For the nine months ended September 30, 2001, potential incremental shares of 339,287 were excluded.

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of September 30, 2001, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

3.   LONG TERM DEBT
     --------------
     In April 1997, the Company entered into a senior unsecured revolving credit facility ("Senior Credit Facility") which had a borrowing base of $35.0 million at March 31, 2001 and a maturity date of August 2002. The Company could elect an interest rate based either on a margin plus LIBOR or the higher of the prime rate or the sum of 0.5% of 1.5% plus the Federal Funds Rate. For LIBOR borrowings, the interest rate varied from LIBOR plus 1.0% to LIBOR plus 3.5% based upon the borrowing base usage.

     On May 16, 2001, concurrent with the merger, the Senior Credit Facility was replaced with a $200.0 million credit facility ("New Credit Facility") with an initial borrowing base of $185.0 million. The borrowing base is determined from time to time by the lenders based on the Company's reserves and other factors deemed relevant by the lenders. Such borrowing base was adjusted for acquisition and financing activities, primarily the issuance of senior subordinate notes, and at September 30, 2001 was $137.5 million. The interest rate on borrowings is determined based upon the Company's credit rating and borrowing base utilization. Interest can be either Prime plus a margin of up to 1% or LIBOR plus a margin of 1.5% to 2.5%. The New Credit Facility contains various covenants including certain required financial measurements for current ratio, ratio of total debt to EBITDAX and interest coverage ratio. Restrictions are placed on debt, liens, dividends, leases and capital spending on foreign operations. On September 30, 2001, $39.0 million was outstanding under the New Credit Facility. As of September 30, 2001, the Company was in compliance with its covenants under the New Credit Facility.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)


     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes due 2007. On May 29, 2001 the company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively "Notes") at a premium of $1.9 million. The premium is included in Long-Term Debt on the Balance Sheet. The premium will be amortized as a reduction of interest expense over the life of the notes so that the effective interest rate on these additional bonds is 10.5%. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes contain certain covenants, including limitations on indebtedness, liens, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of September 30, 2001, the Company was in compliance with its covenants under the Notes.

     Effective September 22, 1998, the Company entered into an eight and one half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for a six-month period each April 1 and October 1. The floating rate for the period from April 1, 2001 through October 1, 2001 is 10.481%. It is capped at 10.875% through April 1, 2002 and at 12.875% thereafter. The interest rate swap does not qualify for hedge accounting. The fair value of the interest rate swap at September 30, 2001 was recorded as a $156,000 Current Asset and a $3.9 million Long-Term Liability. Upon adoption of SFAS No. 133, the $4.4 million fair value as of January 1, 2001 was recorded as a $2.8 million net of tax Cumulative Effect of an Accounting Change on the Statement of Operations for 2001. The $699,000 increase in the swap's fair value over the nine months ended September 30, 2001 is also presented on the Statement of Operations, as a reduction to Interest Expense.


4.   NATURAL GAS AND CRUDE OIL HEDGING
     ---------------------------------

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established standards of accounting for and disclosures of derivative instruments and hedging activities. As amended, SFAS No. 133 was effective for fiscal quarters beginning after January 1, 2001. As discussed in Note 1, the Company adopted SFAS No. 133 on January 1, 2001.

     Oil and gas revenues were reduced $0.6 million and $9.2 million in the three months ended September 30, 2001 and 2000, respectively, and $15.6 million and $14.6 million in the nine months ended September 30, 2001 and 2000, respectively, as a result of hedging activity.

                         MISSION RESOURCES CORPORATION
                         -----------------------------


        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)

     Those hedges outstanding at September 30, 2001 are as follows:


    OIL HEDGES
    ----------

--------------------------------------------------------------------------------------------------------------------------
               PERIOD                       BBLS         TOTAL BBLS          TYPE              NYMEX            NYMEX
                                          PER DAY                                           PRICE FLOOR     PRICE CEILING
--------------------------------------------------------------------------------------------------------------------------
Oct. 2001-Dec. 2001                        1,500          138,000            Collar            $24.00           $30.00
--------------------------------------------------------------------------------------------------------------------------
Oct. 2001-Dec. 2001                        2,500          230,000            Collar            $23.00           $31.50
--------------------------------------------------------------------------------------------------------------------------
Jan. 2002-Mar. 2002                        6,000          543,000            Collar            $21.50           $31.25
--------------------------------------------------------------------------------------------------------------------------
Apr. 2002-Jun. 2002                        5,400          489,000            Collar            $21.50           $30.25
--------------------------------------------------------------------------------------------------------------------------
Jul. 2002-Sep. 2002                        4,700          432,000            Collar            $21.50           $28.45
--------------------------------------------------------------------------------------------------------------------------
Oct. 2002-Dec. 2002                        4,000          372,000            Collar            $21.50           $27.15
--------------------------------------------------------------------------------------------------------------------------

    GAS HEDGES
    ----------

--------------------------------------------------------------------------------------------------------------------------
               PERIOD                       MCF          TOTAL MCF           TYPE              NYMEX            NYMEX
                                          PER DAY                                          PRICE  FLOOR     PRICE CEILING
--------------------------------------------------------------------------------------------------------------------------
    Oct. 2001                             35,000        1,085,000           Collar            $2.25            $2.92
--------------------------------------------------------------------------------------------------------------------------
Jan. 2002-Mar. 2002                       11,700        1,050,000           Collar            $3.57            $7.00
--------------------------------------------------------------------------------------------------------------------------
Apr. 2002-Jun. 2002                       10,200          930,000           Collar            $3.00            $6.48
--------------------------------------------------------------------------------------------------------------------------
Jul. 2002-Sep. 2002                        9,800          900,000           Collar            $3.00            $6.60
--------------------------------------------------------------------------------------------------------------------------
Oct. 2002-Dec. 2002                        8,500          780,000           Collar            $3.40            $7.00
--------------------------------------------------------------------------------------------------------------------------


     As discussed in Note 1, in 2001 the Company began accounting for the collars designated as cash flow hedges in accordance with SFAS No. 133. As a result, changes in the fair value of the cash flow hedges are recognized in Other Comprehensive Income until the hedged item is recognized in earnings, and any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. For the quarter and year to date periods ended September 30, 2001, a gain of $1.1 million and a net gain of $1.3 million, respectively, were recorded in Other Income due to hedge ineffectiveness. The Company expects to transfer the remaining balance of Accumulated Other Comprehensive Income to earnings over the next two years.

     Mission entered into a gas swap for $4.60 per Mcf on 15,000 Mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A related non-cash loss of $8.7 million was recognized in the fourth quarter of 2000, along with a current derivative liability, as this portion of the swap was considered a speculative derivative. The liability, relieved monthly as the swap is settled, was $831,000 at September 30, 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)

     Bargo had entered into one derivative, a floor of $21 per barrel on oil that extended into the year 2001. In adopting SFAS 133, it was determined that these derivative contracts would be marked to market. Mission acquired these contracts at the time of the merger. The contract was marked to market at September 30, 2001 and resulted in a derivative gain of $117,000 being recorded to Other Income for the three month period ended September 30, 2001.

5.   INCOME TAXES
     ------------

     As of March 31, 2000, the Company determined that it was more likely than not that the deferred tax assets would be realized based on current projections of taxable income and commodity prices. After netting deferred tax liabilities generated thereafter, an overall tax benefit of $20.6 million remained as of March 31, 2001. The merger of Bellwether and Bargo created a deferred tax liability, based upon a step up in tax basis of assets, of approximately $59 million. As of September 30, 2001 Mission's deferred tax liability was $42.0 million. The provision for federal and state income taxes for the quarter ended September 30, 2001 was based upon a 51.5% effective tax rate. Goodwill amortization expense of $761,000 for the nine months ended September 30, 2001 is not deductible for tax purposes which causes the effective tax rate to increase.

6.   PRO FORMA
     ---------

     The merger with Bargo completed on May 16, 2001 significantly impacted the future operating results of Mission Resources. The merger was accounted for as a purchase, and the results of operations are included in the Mission's
     results of operations from May 16, 2001.   The pro forma results are based
     on assumptions and estimates and are not necessarily indicative of the Company's results of operations had the transaction occurred as of January 1, 2000, or of those in the future.

     The following table presents the unaudited pro forma results of operations as if the merger had occurred on January 1, 2000 and 2001, respectively. (amounts in thousands, except earnings per share).

                                                  Nine Months Ended                Nine Months Ended
                                                  September 30, 2000               September 30, 2001
                                                  ------------------               ------------------
Revenues..........................................     $165,547                         $149,730

Income before cumulative effective of
     change in accounting method..................     $ 39,861                         $  3,206

Net income........................................     $ 39,861                         $    439
                                                       ========                         ========
Net income per share..............................     $   1.73                         $   0.14
Net income per share-diluted......................     $   1.71                         $   0.13

                         MISSION RESOURCES CORPORATION
                         -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)

7.   SEGMENT REPORTING
     -----------------

     The Company's operations are concentrated primarily in three segments: exploration and production of oil and natural gas in the United States, in Ecuador and gas plants. The Ecuadorian assets were sold with an effective date of May 31, 2001.

                                                          Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                       --------------------------        ------------------------
                                                          2001            2000              2001            2000
                                                       ---------       ----------        --------         -------
Sales to unaffiliated customers:

Oil and gas - US..................................     $38,034         $28,316           $101,875         $75,501
Oil and gas - Ecuador.............................         ---           1,542              1,877           2,975
Gas plants........................................       1,152           1,467              4,275           4,123
                                                       -------         -------           --------         -------
   Total sales....................................      39,186          31,325            108,027          82,599
   Interest and other income......................       1,311             191              1,528             757
                                                       -------         -------           --------         -------
    Total revenues................................     $40,497         $31,516           $109,555         $83,356
                                                       =======         =======           ========         =======
Operating profit (loss) before income taxes and
cumulative effect of change in accounting method:
   Oil and gas - US...............................     $ 9,585         $12,727           $ 36,860         $32,765
   Oil and gas - Ecuador..........................         ---             617             (1,698)          1,561
   Gas plants.....................................         593             750              2,304           2,141
                                                       -------         -------           --------         -------
                                                        10,178          14,094             37,466          36,467

   Loss on sale of Ecuador interests..............         381             ---             11,602             ---
   Unallocated corporate expenses.................       2,142           1,462              7,940           6,011
    Interest expense..............................       6,226           3,993             16,058          11,150
                                                       -------         -------           --------         -------
   Operating profit (loss) before income taxes....     $ 1,429         $ 8,639           $  1,866         $19,306
                                                       =======         =======           ========         =======


                           MISSION RESOURCES CORPORATION
                           -----------------------------

        Notes to Condensed Consolidated Financial Statements (Continued)
        ----------------------------------------------------------------
                                  (Unaudited)


                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                            ----------------------------       -----------------------
                                                              2001                2000           2001           2000
                                                            --------            --------       --------       --------
Identifiable assets:
   Oil and gas - US...............................          $389,661            $169,443       $389,661       $169,443
   Oil and gas - Ecuador..........................               ---               9,897            ---          9,897
   Gas plants.....................................            11,235              10,955         11,235         10,955
                                                            --------            --------       --------       --------
                                                             400,896             190,295        400,896        190,295
   Corporate assets and investments...............            84,547              60,837         84,547         60,837
                                                            --------            --------       --------       --------
         Total....................................          $485,443            $251,132       $485,443       $251,132
                                                            ========            ========       ========       ========

Capital expenditures:
   Oil and gas - US...............................          $ 10,840            $ 23,122       $ 49,012       $ 69,365
   Oil and gas - Ecuador..........................               ---               4,905          4,151          8,762
   Gas plants.....................................               464                  27          1,081            236
                                                            --------            --------       --------       --------
                                                            $ 11,304            $ 28,054       $ 54,244       $ 78,363
                                                            ========            ========       ========       ========
Depreciation, depletion, amortization and
 impairments:
   Oil and gas - US...............................          $ 12,410            $  7,745       $ 30,345       $ 20,963
   Oil and gas - Ecuador..........................               ---                 239            504            456
   Gas plants.....................................               328                 291            953            921
                                                            --------            --------       --------       --------
                                                            $ 12,738            $  8,275       $ 31,802       $ 22,340
                                                            ========            ========       ========       ========


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

The merger was financed through the issuance of $80.0 million in Mission common stock to Bargo option holders and shareholders, and an initial draw down under the New Credit Facility of $166.0 million used to refinance Bargo's and Bellwether's then-existing credit facilities and to pay the cash portion of the purchase price of the Bargo common stock and options, and the amount incurred by Bargo to redeem its preferred stock immediately prior to the merger. Mission issued $125.0 million of additional senior subordinated notes on May 29, 2001 and used most of the proceeds to reduce borrowings under the New Credit Facility.

Ecuador
-------

In June 2001, with an effective date of May 31, 2001, Mission entered into an agreement to sell its wholly owned subsidiaries, Bellwether International and Petrobell, to Rio Alto Exploration, a Canadian company. These subsidiaries are parties to the concessions of the Charapa and Tiguino fields in Ecuador. The transaction divests Mission of all interest in Ecuador and relieves it of approximately $35 million in capital spending commitments. The result of the transaction was a $11.6 million loss that was recognized in the year-to-date September 30, 2001 income. Mission retains two current receivables: 1) a $1 million escrow receivable from Rio Alto to be settled before year end upon resolution of negotiations with the Ecuador government concerning production levels, and 2) a receivable of approximately $900,000 to be collected out of this year's oil sales from the partner in the Tiguino field.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary uses of capital are the acquisition, exploration and development of oil and gas properties. The Company's primary sources of capital are operating cash flows, borrowings from banks, sales of equity and debt securities and sales of assets.

Through September 30, 2001, the Company spent $20.3 million on exploration and development activities compared with $78.4 million during the same period in 2000. Capital expenditures were reduced during the merger process to allow the Mission technical staff to prioritize and reallocate capital spending.

On May 16, 2001, the Company acquired Bargo. The Bargo acquisition was financed through the issuance of $80 million in Mission common stock to Bargo common stockholders and option holders, and $166.0 million in borrowings under the Company's New Credit Facility. Borrowings under the Credit Facility were used to pay the cash portion of the purchase price paid to holders of Bargo common stock and options and to pay the amount incurred by Bargo in redeeming its preferred stock immediately prior to the merger, to refinance Bargo's and the Company's then-existing credit facilities, and to pay transaction costs.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

In another transaction, the Company acquired producing properties for $23.6 million during 2001, primarily using borrowings under its New Credit Facility.

The Company is party to a $200 million New Credit Facility with a syndicate of lenders. The New Credit Facility is a revolving facility, which allows the Company to borrow, repay and re-borrow under the facility from time to time.
The total amount which may be borrowed under the facility is limited by the borrowing base periodically set by the lenders based on the Company's reserves and other factors deemed relevant. At September 30, 2001, the Company's borrowing base was $137.5 million. Borrowings under the New Credit Facility are charged a percentage in excess of LIBOR, which percentage is based on the Company's credit rating, the amount outstanding under the facility and other indebtedness. On September 30, 2001, the Company had outstanding borrowings of $39.0 million. The New Credit Facility contains customary covenants, including those restricting the Company's ability to make investments in other entities, pay dividends, repurchase its capital stock and incur additional indebtedness.

In May 2001, the Company issued $125 million of its 10 7/8% senior subordinated notes due 2007 in a private offering. These notes have terms substantially identical to the Company's senior subordinated notes due 2007 issued in April 1997. On July 27, 2001 the Company filed a registration statement on form S-4 to exchange $225 million of the Company's senior subordinated notes due 2001 issued in 1997 and 2001 for registered senior subordinated notes. These notes have substantially identical terms to the senior subordinated notes due 2007 issued in April 1997 and May 2001.

During 2001, Mission sold several non-core properties for proceeds of $28.5 million. As discussed previously, the Ecuador interests were sold for $8.5 million in June. Two additional packages of Mid-Continent and East Texas properties were sold in third quarter for $20.0 million. On October 1, 2001 Mission entered into a Purchase and Sale Agreement under which its interest in the Snyder Gas Plant and Diamond M gas plant will be sold for $11.5 million. This transaction is to close over the next two months. The primary uses of all sales proceeds mentioned above were repayment of credit facility borrowings.

2001 CAPITAL EXPENDITURES
-------------------------

Taking into account the merger with Bargo, a budget of $60.0 million for the combined companies was adopted for the year 2001, with $41.0 million for domestic and Ecuador development, $11.0 million for exploration and $8.0 million for seismic data, land and related items. With the sale of Ecuador in June 2001, development costs previously committed to Ecuador operations were reallocated to higher return domestic projects. Capital spending during the first and second quarters of 2001 was limited due to the Bargo merger. The Company believes that cash flow provided by operating activities, borrowings under its credit facilities, issuance of subordinated notes and proceeds from property sales will be sufficient to meet all obligations resulting from the capital investment program discussed above. (See Note 3 of the Notes to Condensed Consolidated Financial Statements.) The Company continues to review acquisition opportunities and the consummation of such a transaction will directly impact anticipated capital expenditures.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

RESULTS OF OPERATIONS
---------------------

The following table sets forth certain operating information for the Company for the periods presented:

                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                        ---------------------------------------------------------------------
                                                                 2001 (1)             2000           2001 (1)            2000
                                                        ---------------------------------------------------------------------
Production:
  Oil and condensate (MBbls)--US........................           1,073               583             2,366            1,658
  Oil and condensate (MBbls)--Ecuador...................             ---                56                95              117
  Natural gas (Mmcf)....................................           4,863             5,547            13,542           15,241
       Equivalent barrels (MBOE)........................           1,884             1,564             4,718            4,315

Average sales price including the effect of hedges:
  Oil and condensate (per Bbl)--US......................           23.42             20.85             23.21            20.13
  Oil and condensate (per Bbl)--Ecuador.................             ---             27.54             19.76            25.43
  Natural gas  (per Mcf)................................            2.65              2.91              3.47             2.76

Average sales price excluding the effect of hedges:
  Oil and condensate (per Bbl) --US.....................           23.42             25.14             23.21            23.76
  Oil and condensate per (Bbl) -Ecuador.................             ---             27.54             19.76            25.43
  Natural gas (per Mcf).................................            2.79              4.12              4.62             3.33

Average costs:
  Production expenses (per Boe)--US.....................        $   7.93            $ 4.90          $   6.82          $  4.87
  Production expenses (per Boe)--Ecuador................        $   ---             $12.23          $  32.33          $  8.19
  General and administrative expense (per Boe)--US......        $   1.83            $ 1.25          $   1.89          $  1.60
  General and administrative expense(per Boe)--Ecuador..        $   ---             $(4.20)         $   7.60          $  0.57
  Depreciation, depletion and amortization
       (per Boe) (2) --US...............................        $   6.59            $ 5.14          $   6.56          $  4.99
  Depreciation, depletion and amortization
       (per Boe) (2) --Ecuador..........................        $   ---             $ 4.29          $   5.31          $  3.90

(1) Beginning with May 16, 2001, the operations of the former Bargo properties are included.
(2) Excludes depreciation, depletion and amortization on gas plants, furniture and fixtures and other assets.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
----------------------------------------------

Net Income
----------
For the three months ended September 30, 2001, the Company reported income of $693,000, or $0.03 per share, and for the same period in 2000 reported income of $5.4 million, or $0.37 per share. The decrease in income is due to the decline in gas prices and volumes and the increase in production expenses due to the May 16, 2001 merger with Bargo whose properties are predominately higher cost oil producers. Additionally, interest expense and general and administrative expenses increased due to the merger.

Oil and Gas Revenues
--------------------
Oil and gas revenues increased 27% to $38.0 million for the three months ended September 30, 2001, from $29.9 million for the same period in the year 2000.
Oil revenues, excluding Ecuador, more than doubled for the quarter from $12.0 million for the same quarter of the previous year. Increased production as a result of the Bargo merger and the acquisition of properties in south Louisiana is the most significant reason for the revenue increase, but the successful drilling program in the Raccoon Bend field has recently begun to contribute to production. Domestic oil production increased to 1.1 MBbls in the current quarter from 0.6 MBbls in the same quarter of 2000. Domestic average realized oil prices, including the effect of hedges, increased from $20.85 per Bbl in the quarter ended September 30, 2000 to $23.42 per Bbl in the current quarter of 2001.

There was no oil revenue or production recorded for Ecuador during the third quarter of 2001 because Mission sold its interests in June 2001.

Gas revenues decreased 20% from 16.2 million reported for the quarter ended September 30, 2000 to $12.9 million for the quarter ended September 30, 2001. Gas prices averaged $2.65 per Mcf, or 9% lower, in the three month period ended September 30, 2001 as compared to $2.91 per Mcf in the comparable period of 2000. Gas production declined 12% to 4,863 MMcf in the quarter ended September 30, 2001 from 5,547 MMcf in the same quarter of 2000. The added production from the acquired Bargo and new south Louisiana properties initially offset the approximately 33% annual production decline in the offshore properties. Now the decline in production from the offshore properties is evident because the Mission has shifted its focus toward developing the more profitable oil properties and redirecting capital from offshore development to acquisitions that are more economically viable.

The realized prices discussed above include the impact of oil and gas hedges. A decrease of $642,000 related to hedging activity was reflected in oil and gas revenues for the three months ended September 30, 2001, while a decrease in oil and gas revenues of $9.2 million was reflected for the same period of 2000. Ecuador oil production was not hedged.

Gas Plant Revenues
------------------
Gas plant revenues were $1.1 million for the quarter ended September 30, 2001, as compared to $1.5 million for the quarter ended September 30, 2000. The revenue decline resulted from 19% decline in realized liquids prices from $19.25 to $15.67.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

Interest and Other Income
-------------------------
Interest and other income increased to $1.3 million for the quarter ended September 30, 2001 versus $191,000 for the same quarter of 2000. The primarily reason for this increase is the inclusion of hedge ineffectiveness totaling $1.3 million, as computed under the requirements of SFAS No. 133, in this line item. A $183,000 write off of an uncollectible receivable partially offset the hedge ineffectiveness gain. Previously, this line item included miscellaneous revenue items of minor amount, as is reflected by the $191,000 from the quarter ended September 30, 2000, with the occasional writedown or legal settlement recorded in the quarter in which they occurred.

Production Expenses--US
-----------------------
Domestic production expenses, including production taxes, increased 101% to $14.9 million in the three months ended September 30, 2001, from $7.4 million in the three months ended September 30, 2000. On a barrel equivalent basis (BOE), domestic production expenses, including production taxes, increased 62% per BOE for the quarter ended September 30, 2001, from $4.90 per BOE for the three months ended September 30, 2000. The increase in production expenses is primarily attributable to the higher number of wells and the larger oil component of Mission's production mix as a result of the May 16, 2001 merger. Additionally, third-party oilfield service costs have increased significantly. Production taxes are included in the above production expense numbers. Production taxes increased 51% to $1.4 million in the quarter ended September 30, 2001 from $930,000 for the same period of the previous year due to higher volumes and revenues resulting from the merger. Future expenses are expected to decline as oilfield service costs adjust to the current commodity price market, properties are continually reviewed for possible cost saving measures and
exceptionally high costs properties are divested.   In August 2001, Mission
closed the sale of several properties with above-average production costs, which should favorably impact production costs in the future periods.

Production Expenses--Ecuador
----------------------------
There were no Ecuador production expenses during the third quarter of 2001 because Mission sold its interests in the Ecuador properties in June 2001.

Transportation Costs
--------------------
Transportation costs were not significant in either period presented.

Gas Plant Expenses
------------------
Gas plant expenses decreased 22% to $559,000 in the three months ended September 30, 2001, from $717,000 for the same period in 2000. Significant declines in gas purchase costs account for the decrease.

Depreciation, Depletion and Amortization
----------------------------------------
Domestically, depreciation, depletion and amortization was $13.5 million for the three months ended September 30, 2001 and $8.2 million for the three month period ended June 30, 2000. Depreciation, depletion and amortization per BOE has increased 28% to $6.59 per BOE in the quarter ended September 30, 2001, from $5.14 per BOE in the same period of 2000. Increased capital spending in late 2000 resulted in the higher per BOE rate. There was no depreciation, depletion and amortization on Ecuadorian properties during the third quarter of 2001 because Mission sold its interests in the Ecuador properties in June 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

General and Administrative Expenses
-----------------------------------
General and administrative expenses from domestic operations totaled $3.5 million in the three months ended September 30, 2001 as compared to $1.9 million for the same period of fiscal 2000. The expansion of the Company in the Bargo merger, increased salaries by $793,000 and management fees by $806,000 in third quarter 2001 over the same quarter of 2000. The largest portion of management fees are based upon the increased property count.

There were no general and administrative expenses related to Ecuador properties during the third quarter of 2001 because Mission sold its interests in the Ecuador properties in June 2001.

Interest Expense
----------------
Interest expense increased 55% to $6.2 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000. The additional $125 million of 10 7/8% senior subordinated notes accounts for an interest expense increase of almost $4.5 million. The actual increase is not so significant because a $996,000 reduction to interest expense was recorded in third quarter 2001 as a result of the mark-to-market of the interest rate swap. Credit facility borrowings were similar for both the quarters ended September 30, 2001 and 2000 however, interest rates were declining in 2001.

Income Taxes
------------
The provisions for federal and state income taxes for the three months ended September 30, 2001 is based upon a 51.5% effective tax rate. Goodwill amortization of $492,000 is not deductible for tax purposes which caused the effective tax rate to increase in the period.


NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
----------------------------------------------

Net Income (Loss)
-----------------
For the nine months ended September 30, 2001, the Company reported a loss of $1.7 million or ($0.06) per share, while the same period in 2000 had income of $31.8 million, or $2.29 per share. First quarter 2000 income included $17.7 million related to an adjustment to the valuation allowance on the deferred tax asset. The $11.6 million dollar loss on the sale of the Company's Ecuador interests had the most significant impact on net income in the 2001 period. Mission's subsidiaries, Bellwether International, Inc. and Petrobell, that were party to the Ecuador contracts were sold in June 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

Oil and Gas Revenues
--------------------
Oil and gas revenues increased 32% to $103.8 million for the nine months ended September 30, 2001, from $78.5 million for the same period in the year 2000. Domestic oil revenues increased 64% to $54.9 million for the nine-month period ended September 30, 2001 from $33.4 million for the same period of 2000. Increased production as a result of the Bargo merger and the acquisition of properties in south Louisiana is the most significant reason for the revenue increase. Development drilling successes in the Raccoon Bend field contributed to the increase in recent months. Domestic oil production was 2.4 million barrels during the nine months ended September 30, 2001 compared to 1.7 million
barrels for the same period of 2000.   Domestic average realized oil prices,
including the effect of hedges, increased 15% from $20.13 per Bbl in the nine months ended September 30, 2000 to $23.21 per Bbl in the current year.

Ecuador oil revenues and production are down when comparing the year to date periods ended September 30, 2001 and 2000. Mission sold its interests in the Ecuador properties in June 2001, therefore a little less than one-half a year's production is reported in 2001.

Gas revenues increased 12% to  $47.0 million reported for the period ended
September 30,  2001, from $42.1 million for same period of 2000.   Gas prices
averaged $3.47 per Mcf, or 26% higher, in the nine month period ended September 30, 2001 than the $2.76 per Mcf averaged in the comparable period of 2000. Gas production decreased 11% to 13,542 MMcf in the nine months ended September 2001, from 15,241 MMcf in the same period of 2000. A decrease was expected in the first quarter of 2001 as a result of the approximately 33% annual production decline in the offshore properties and the property sales made in late 2000. Those production declines were partially offset in second quarter by inclusion of the Bargo properties' gas production after May 16, 2001. However, in the third quarter Mission shifted its development focus to more profitable oil properties and acquisitions, so that the impact of the decline curve has become more evident.

The realized prices discussed above include the impact of oil and gas hedges. A decrease of $15.6 million related to hedging activity was reflected in oil and gas revenues for the nine months ended September 30, 2001, while a decrease in oil and gas revenues of $14.6 million was reflected for the same period of 2000. Ecuadorian oil production was not hedged.

Gas Plant Revenues
------------------
Gas plant revenues were $4.3 million in the nine months ended September 30, 2001 and $4.1 million in the same period of 2000.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                 Condition and Results of Operations (Continued)
                 -----------------------------------------------

Interest and Other Income
-------------------------
Interest and other income increased significantly to $1.5 million in the nine months ended September 30, 2001 from $757,000 for the nine months ended September 30, 2000. The primarily reason for this increase is the inclusion of hedge ineffectiveness, as computed under the requirements of SFAS No. 133, in this line item. For the current period, hedge ineffectiveness was a gain of $1.5 million. The interest income component more than doubled, with $365,000 reported in 2001 and $163,000 in 2000, while the minor revenue items historically reported on this line item remained at about one-half million for each period. The interest income increase was a direct result of improved cash flow, and to a lesser extent higher interest rates in early 2001. Offsetting the regular components were a loss of about $325,000 related to Carpatsky and the write off of about $444,000 of uncollectible accounts.

Production Expenses--US
-----------------------
Domestic production expenses, including production taxes, increased 54% to $31.5 million in the nine months ended September 30, 2001, from $20.4 million in the nine months ended September 30, 2000. On a barrel equivalent basis, domestic production expenses increased 40% per BOE for the nine months ended September 30, 2001 to $6.82 per BOE, from $4.87 for the nine months ended September 30, 2000. The increase in production expenses is primarily attributable to the higher number of wells and the larger oil component of Mission's post merger production. Additionally, third-party oil field service costs have increased significantly in 2001. Production taxes are included in the production expense numbers. Production tax for the nine months ended September 30, 2001 increased 46% over the $2.2 million level reported for the same period of 2000, primarily due to the increase in properties resulting from the Bargo merger. Future expenses are expected to decline as oilfield service costs adjust to the current commodity price market, properties are continually reviewed for possible cost savings measures, and exceptionally high cost properties are divested. In August 2001, Mission closed the sale of several properties with above-average production costs, which should favorably impact production costs in the future periods.

Production Expenses--Ecuador
----------------------------
Production expenses for Ecuador increased to $3.1 million for the period ended September 30, 2001, from $958,000 for the same period in 2000. In the year 2000, Ecuadorian operations were just getting started. Expenses increased as the number of wells on production increased. Costs for the Tiguino field were not recorded until the partnership interests were finalized in late July 2000. From that start, Tiguino field expenses increased as each well was put on production until they averaged about $300,000 per month for six wells near the end of 2000. Mission sold its interests in the Ecuadorian properties in June 2001, therefore a little less than one-half a year's costs is reported in 2001.

Transportation Costs
--------------------
Transportation costs were slightly higher in the period ended September 30, 2000. The Cove field that was sold in the last quarter of 2000, had significant transportation costs.

Gas Plant Expenses
------------------
Gas plant expenses were approximately $2.0 million for both the periods ended September 30, 2000 and 2001.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------


Depreciation, Depletion and Amortization
----------------------------------------
Domestically, depreciation, depletion and amortization is $32.5 million for the nine months ended September 30, 2001 and $22.1 million for the nine month period ended September 30, 2000. Included in the total for 2001 are $761,000 of Goodwill amortization and $92,000 for amortization of intangible assets. Depreciation, depletion and amortization of oil and gas properties per BOE has increased from $4.99 per BOE in 2000 to $6.56 per BOE in 2001.

Depreciation, depletion and amortization for the Ecuadorian properties totaled $504,000 for the nine months ended September 30, 2001 and $456,000 for same period of 2000. Mission sold its interests in the Ecuadorian properties in June 2001, therefore no depreciation, depletion and amortization was recorded for the third quarter of 2001.

General and Administrative Expenses
-----------------------------------
General and administrative expenses from domestic operations totaled $8.7 million in the nine months ended September 30, 2001 as compared to $6.7 million for the comparable period of fiscal 2000 for an increase of about 30%. Contributing to the increase in 2001 were increased salaries and management fees due to the Company's increase in size after the May 16, 2001 merger, $351,000 in separation expenses incurred early in the year, and $798,000 in non-cash charges related to options. On May 15, 2000 the Company's president was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price of the Company's common stock on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the close price of the Company's stock on the grant date for every option. Due to the immediate vesting of outstanding options as a result of the merger, an additional compensation expense charge was required for the difference between
the stock price on the merger date in excess of the exercise price.   A similar
non-cash charge of about $580,000 was recorded in the second quarter of 2000.

Comparing the first halves of 2001 and 2000, general and administrative expenses related to Ecuadorian operations increased substantially. These increases in costs were related to the commencement of operation in the Tiguino field and the increase operations in the Charapa field. Mission sold its interests in the Ecuadorian properties in June 2001, therefore no general and administrative expenses were recorded for the third quarter of 2001.

Interest Expense
----------------
Interest expense increased 44% to $16.1 million for the nine months ended September 30, 2001 from $11.2 million in the same period of 2000. The increase is due to some one-time fees related to credit facility amendments, a larger level of borrowing utilized in the Bargo merger, and the additional $125 million of 10 7/8% senior subordinated notes issued May 29, 2001. A net gain of $699,000 on the mark to market of the interest rate swap, recorded as a reduction to interest expense, reduced the impact of these other items.

                         MISSION RESOURCES CORPORATION
                         -----------------------------

               Management's Discussion and Analysis of Financial
               -------------------------------------------------
                Condition and Results of Operations (Continued)
                -----------------------------------------------

Income Taxes
------------
The provisions for federal and state income taxes for the nine months ended September 30, 2001 are based upon a 33.5% effective tax rate, adjusted for the impact of foreign operations. Goodwill amortization of $761,000 is not deductible for tax purposes which caused the effective tax rate to increase in the period.


FORWARD LOOKING STATEMENTS
--------------------------
This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, and the effect of gas balancing, are forward-looking statements. There can be no assurances that such forward-looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified by the Cautionary Statements.


                         MISSION RESOURCES CORPORATION
                         -----------------------------

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------      ----------------------------------------------------------


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

                         MISSION RESOURCES CORPORATION
                         -----------------------------

           Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------


Those hedges outstanding at September 30, 2001 are as follows:

    OIL HEDGES
    ----------

--------------------------------------------------------------------------------------------------------------------------
               PERIOD                       BBLS         TOTAL BBLS          TYPE              NYMEX            NYMEX
                                          PER DAY                                           PRICE FLOOR     PRICE CEILING
--------------------------------------------------------------------------------------------------------------------------
Oct. 2001-Dec. 2001                        1,500          138,000           Collar            $24.00           $30.00
--------------------------------------------------------------------------------------------------------------------------
Oct. 2001-Dec. 2001                        2,500          230,000           Collar            $23.00           $31.50
--------------------------------------------------------------------------------------------------------------------------
Jan. 2002-Mar. 2002                        6,000          543,000           Collar            $21.50           $31.25
--------------------------------------------------------------------------------------------------------------------------
Apr. 2002-Jun. 2002                        5,400          489,000           Collar            $21.50           $30.25
--------------------------------------------------------------------------------------------------------------------------
Jul. 2002-Sep. 2002                        4,700          432,000           Collar            $21.50           $28.45
--------------------------------------------------------------------------------------------------------------------------
Oct. 2002-Dec. 2002                        4,000          372,000           Collar            $21.50           $27.15
--------------------------------------------------------------------------------------------------------------------------

    GAS HEDGES
    ----------

--------------------------------------------------------------------------------------------------------------------------
               PERIOD                       MCF          TOTAL MCF           TYPE              NYMEX            NYMEX
                                          PER DAY                                          PRICE  FLOOR     PRICE CEILING
--------------------------------------------------------------------------------------------------------------------------
     Oct. 2001                            35,000        1,085,000           Collar            $2.25            $2.92
--------------------------------------------------------------------------------------------------------------------------
Jan. 2002-Mar. 2002                       11,700        1,050,000           Collar            $3.57            $7.00
--------------------------------------------------------------------------------------------------------------------------
Apr. 2002-Jun. 2002                       10,200          930,000           Collar            $3.00            $6.48
--------------------------------------------------------------------------------------------------------------------------
Jul. 2002-Sep. 2002                        9,800          900,000           Collar            $3.00            $6.60
--------------------------------------------------------------------------------------------------------------------------
Oct. 2002-Dec. 2002                        8,500          780,000           Collar            $3.40            $7.00
--------------------------------------------------------------------------------------------------------------------------


As discussed in Note 1, the Company began accounting for the collars designated as cash flow hedges in accordance with SFAS 133. As a result, changes in the fair value of the cash flow hedges are recognized in Other Comprehensive Income until the hedged item is recognized in earnings, and any change in the fair value resulting from ineffectiveness is recognized immediately in earnings. For the quarter and year to date periods ended September 30, 2001, a gain of $1.1 million and a net gain of $1.3 million, respectively, were recorded in Other Income due to ineffectiveness of the collars. The Company expects to transfer the remaining balance of Accumulated Other Comprehensive Income to earnings over the next two years.

Mission entered into a gas swap for $4.60 per mcf on 15,000 Mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that were sold in late 2000. A non-cash loss of $8.7 million was recognized in the fourth quarter of 2000 related to the $4.60 swap, along with a current derivative liability, as this portion of the swap was considered a speculative derivative. The liability is relieved monthly as the swap is settled. By September 30, 2001, the liability had been reduced to $831,000.

Bargo had entered into one derivative, a floor of $21 per barrel on oil that extended into the year 2001. In adopting SFAS No. 133, it was determined that the Bargo derivative contract would be marked to market. Mission acquired this contract at the time of the merger. The contract was marked to market at September 30, 2001 and resulted in a derivative gain of $117,000 being recorded to Other Income for the three month period ended September 30, 2001.

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

               3.4 By-laws of Bellwether Exploration Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76570)

                         MISSION RESOURCES CORPORATION
                         -----------------------------

                          PART II.  OTHER INFORMATION

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

          b.  Reports on Form 8-K

                  Current Report on Form 8-K filed July 13, 2001 reported Item 2 Acquisition or Disposition of Assets and Item 7 Proforma Financial Information.

                  Current Report on Form 8-K filed August 29, 2001 reported Item 5 Financial Statements, Proforma Financial Information and Exhibits.

                  Current Report on Form 8-K September 28, 2001 reported Item 5 Other Event, which extended Mission Resources' bond exchange offer to October 17, 2001.

                  Current Report on Form 8-K filed October 17, 2001 reported
                  Item 5 Other Events, which extended Mission Resources' bond exchange offer to October 22, 2001.

                  Current Report on Form 8-K filed October 22, 2001 reported
                  Item 5 Other Events, announcing the completion of the bond exchange.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MISSION RESOURCES CORPORATION
                             -----------------------------
                                             (Registrant)


Date:  November 13, 2001     By:    /s/ Douglas G. Manner
       -----------------            ---------------------
                                    Douglas G. Manner
                                    Chairman and Chief Executive Officer


Date:  November 13, 2001     By:    /s/ Ann Kaesermann
       -----------------            -------------------
                                    Ann Kaesermann
                                    Vice-President, Chief Accounting Officer