Form 10-Q
period 2002-03-31
MISSION RESOURCES CORP
filed 2002-05-15
CIK 319459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------

                                    FORM 10-Q

(Mark One)
    X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
---------
                              Exchange Act of 1934
                  For the quarterly period ended March 31, 2002

                                       or

_________  Transition Report Pursuant to Section 13 or 15 (d) of the Securities

                              Exchange Act of 1934

                 For the Transition Period From _______ to _______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                              -
As of May 9, 2002, 23,585,632 shares of common stock of Mission Resources Corporation were outstanding.

                        MISSION RESOURCES CORPORATION
                        -----------------------------

                                    INDEX
                                    -----

                                                                                                  Page #
                                                                                                  ------
PART I.   FINANCIAL INFORMATION

   ITEM 1.  Financial Statements

            Condensed Consolidated Balance Sheets:
                  March 31, 2002 (Unaudited) and December 31, 2001..................................   1
            Condensed Consolidated Statements of Operations (Unaudited):
                  Three months ended March 31, 2002 and 2001........................................   3
            Condensed Consolidated Statements of Cash Flows (Unaudited):
                  Three months ended March 31, 2002 and 2001........................................   4
            Notes to Condensed Consolidated Financial Statements (Unaudited)........................   6

   ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...............................................  17

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..............................  25

PART II.  OTHER INFORMATION.........................................................................  27

                        PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS
------                     --------------------

                        MISSION RESOURCES CORPORATION
                        -----------------------------

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    -------------------------------------

                            (Amounts in thousands)

                                     ASSETS
                                     ------
                                                                                    March 31,              December 31,
                                                                                       2002                    2001
                                                                              ---------------------     -----------------
                                                                                   (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents................................................      $         1,308          $         603
Accounts receivable and accrued revenues.................................               24,203                 25,668
Current portion of interest rate swap....................................                  ---                    180
Commodity derivative asset...............................................                  ---                  8,359
Note receivable..........................................................                  333                    ---
Prepaid expenses and other...............................................                2,776                  3,879
                                                                              ---------------------     -----------------
    Total current assets.................................................               28,620                 38,689
                                                                              ---------------------     -----------------

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties (full cost), including unproved properties of
   $14,192 and $15,530 excluded from amortization as of March 31, 2002
   and December 31, 2001, respectively...................................              761,180                753,905

Accumulated depreciation, depletion and amortization.....................            (391,794)               (374,167)
                                                                              ---------------------     -----------------

Net property, plant and equipment........................................              369,386                379,738
                                                                              ---------------------     -----------------

Leasehold, furniture and equipment.......................................                3,382                  3,347
Accumulated depreciation.................................................               (1,050)                  (916)
                                                                              ---------------------     -----------------
                                                                                         2,332                  2,431
                                                                              ---------------------     -----------------

LONG TERM RECEIVABLE.....................................................                  899                    899

GOODWILL AND OTHER INTANGIBLES...........................................               15,430                 15,436

OTHER ASSETS.............................................................                9,233                 10,571
                                                                              ---------------------     -----------------
                                                                              $        425,900            $   447,764
                                                                              =====================     =================

    See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                (Amounts in thousands, except share information)

                                                                                     March 31,            December 31,
                                                                                       2002                   2001
                                                                                 ------------------     ------------------
                                                                                    (Unaudited)
CURRENT LIABILITIES:

Accounts payable and accrued liabilities.................................         $       28,244         $     38,584
                                                                                             536                  ---
Commodity derivative liabilities.........................................
Interest rate swap.......................................................                     69                  ---
                                                                                 ------------------     ------------------
    Total current liabilities............................................                 28,849               38,584
                                                                                 ------------------     ------------------

LONG-TERM DEBT (including $1.6 million  unamortized premium on issuance
    of $125 million of senior subordinated notes due 2007)...............                266,132              261,695

COMMODITY DERIVATIVE LIABILITIES, excluding current portion..............
                                                                                           1,045                  ---

INTEREST RATE SWAP, excluding current portion............................                  4,548                4,248

DEFERRED INCOME TAXES....................................................                 24,934               31,177

OTHER LIABILITIES........................................................                  1,846                1,820

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, 5,000,000 shares authorized none issued0 or outstanding at March 31, 2002 and
    December 31, 2001....................................................                    ---                  ---
Common stock, $0.01 par value, 60,000,000 shares authorized,
23,896,959 shares issued at March 31,
     2002 and December 31, 2001..........................................                    239                  239
Additional paid-in capital...............................................                163,830              163,735
Retained deficit.........................................................                (63,478)             (54,115)
Treasury stock, at cost, 311,000 shares..................................                 (1,905)              (1,905)
Other comprehensive income (loss), net of taxes..........................                   (140)               2,286
                                                                                 ------------------     ------------------
     Total stockholders' equity..........................................                 98,546              110,240
                                                                                 ------------------     ------------------

                                                                                  $      425,900         $    447,764
                                                                                 ==================     ==================

    See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

               (Amounts in thousands, except per share information)

                                                                                   Three Months Ended March 31,
                                                                        ---------------------------------------------
                                                                                    2002               2001
                                                                              ----------------    ---------------
REVENUES:
    Oil and gas revenues--United States....................................   $      28,339       $      31,136
    Oil and gas revenues--Ecuador..........................................             ---                 522
    Gas plant revenues.....................................................             ---               1,609
    Interest and other income (expense)....................................          (6,039)                548
                                                                              ----------------    ---------------
                                                                                     22,300              33,815
                                                                              ----------------    ---------------
COST AND EXPENSES:
    Production expenses--United States.....................................          15,017               5,995
    Production expenses--Ecuador...........................................             ---               1,931
    Transportation costs...................................................              77                  40
    Gas plant expenses.....................................................             ---                 750
    Mining venture.........................................................             ---                 779
    Depreciation, depletion and amortization--United States................          11,275               7,804
    Depreciation, depletion and amortization--Ecuador......................             ---                 134
    General and administrative expenses--United States.....................           2,649               2,535
    General and administrative expenses--Ecuador...........................             ---                  14
    Interest expense.......................................................           7,686               3,964
                                                                              ----------------    ---------------
                                                                                     36,704              23,946
                                                                              ----------------    ---------------
Income (loss) before income taxes and cumulative effect of
    a change in accounting method..........................................         (14,404)              9,869

Provision (benefit) for income taxes.......................................          (5,041)              3,473
                                                                              ----------------    ---------------

Income (loss) before cumulative effect of a change in
    accounting method......................................................   $      (9,363)      $       6,396

Cumulative effect of a change in accounting method,
    net of deferred tax of $1,633..........................................             ---               2,767
                                                                              ----------------    ---------------

Net income (loss).........................................................    $      (9,363)      $       3,629
                                                                              ================    ===============
Income (loss) before cumulative effect of a change in
    accounting method per share...........................................    $       (0.40)      $        0.46
                                                                              ================    ===============
Income (loss) before cumulative effect of a change in
    accounting method per share-diluted...................................    $       (0.40)      $        0.44
                                                                              ================    ===============
Net income (loss) per share...............................................    $       (0.40)      $        0.26
                                                                              ================    ===============
Net income (loss) per share -diluted......................................    $       (0.40)      $        0.25
                                                                              ================    ===============
Weighted average common shares outstanding................................           23,586              14,028
                                                                              ================    ===============
Weighted average common shares outstanding -diluted.......................           23,586              14,493
                                                                              ================    ===============

     See accompanying notes to condensed consolidated financial statements

                           MISSION RESOURCES CORPORATION
                           -----------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                             (Amounts in thousands)

                                                                               Three Months Ended March 31,
                                                                         ------------------------------------------
                                                                                2002                   2001
                                                                         -------------------    -------------------
Cash flows from operating activities:
Net income (loss) ...................................................    $        (9,363)       $         3,629
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation, depletion and amortization.....................             11,948                  8,165
        Loss on interest rate swap...................................                550                    227
        Loss (gain) due to commodity hedge ineffectiveness...........              6,208                   (658)
        Mining venture...............................................                ---                    729
        Cumulative effect of a change in accounting method,
          net of deferred tax........................................                ---                  2,767
        Stock option expense ........................................                 95                    134
        Deferred income taxes........................................             (5,041)                 2,322
                                                                         -------------------    -------------------
                                                                                   4,397                 17,315
Change in assets and liabilities:
    Accounts receivable and accrued revenue..........................                419                  7,756
    Accounts payable and accrued liabilities.........................             (9,269)                (7,550)
    Other............................................................                317                   (169)
                                                                         -------------------    -------------------
    Net cash flows provided by (used in) operating activities........             (4,136)                17,352
                                                                         -------------------    -------------------

Cash flows from investing activities:
    Acquisition of oil and gas properties............................               (316)                  (948)
    Additions to oil and gas properties..............................             (6,937)                (8,475)
    Additions to leasehold, furniture and equipment..................                (35)                   (44)
    Proceeds on sale of oil and gas properties, net..................              7,677                 (2,940)
    Additions to gas plant facilities................................                ---                   (478)
                                                                         -------------------    -------------------
    Net cash flows provided by (used in) investing activities                        389                (12,885)
                                                                         -------------------    -------------------

Cash flows from financing activities:
    Proceeds from borrowings.........................................             10,500                 17,354
    Payments of long term debt.......................................             (6,000)               (27,450)
    Net proceeds from issuance of common stock.......................                ---                    537
    Credit facility costs............................................                (48)                  (312)
                                                                         -------------------    -------------------
    Net cash flows provided by (used in) financing activities........              4,452                 (9,871)
                                                                         -------------------    -------------------

Net increase (decrease) in cash and cash equivalents.................                705                 (5,404)
Cash and cash equivalents at beginning of period.....................                603                 14,464
                                                                         -------------------    -------------------
Cash and cash equivalents at end of period...........................    $         1,308        $         9,060
                                                                         ===================    ===================

    See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
                          -----------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
           -----------------------------------------------------------
                                   (Unaudited)

                             (Amounts in thousands)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             ----------------------------------
                                                                                  2002               2001
                                                                             ----------------    --------------
Supplemental disclosures of cash flow  information:

Cash paid during the period for:
    Interest........................................................         $         615       $         810

    Income taxes....................................................         $           5       $          (6)

    See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by generally accepted accounting principles. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at March 31, 2002, and the results of operations and changes in cash flows for the periods ended March 31, 2002 and 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Mission Resources Corporation (the "Company") Annual Report.

         MERGER
         ------
         On May 16, 2001, Bellwether Exploration Company ("Bellwether") merged with Bargo Energy Company ("Bargo") and changed its name to Mission Resources Corporation. At that time, Mission increased its authorized capital stock to 65.0 million shares and amended its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, holders of Bargo stock and options received a combination of cash and Mission common stock. The merger was accounted for using the purchase method of accounting.

         OIL AND GAS PROPERTY ACCOUNTING
         -------------------------------
         The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three month periods ending March 31, 2002 or 2001.

         RECLASSIFICATIONS
         -----------------
         Certain reclassifications of prior period statements have been made to conform with current reporting practices.

         USE OF ESTIMATES
         ----------------
         In order to prepare these financial statements in conformity with accounting principles generally accepted in the United States, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reserve information. Actual results could differ from those estimates.

         MINING VENTURE
         --------------
         During the fiscal year 1992, the Company acquired an average 24.4% interest in three mining ventures (the "Mining Venture") from an unaffiliated person for $128,500. At the time of such acquisition, J.
         P. Bryan, his brother, Shelby Bryan and Robert L. Gerry III, a director of Nuevo Energy Company (the "Affiliated Group"), owned an average 21.5% interest in the Mining

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

         Venture. The Company's interest in the Mining Venture increased as it paid costs of the venture while the interest of the Affiliated Group decreased.

         Throughout the first quarter of the year 2001, the Company spent an additional $50,000 for soil core assays. These costs, plus the $729,000 accumulated on the Balance Sheet in Other Assets as of December 31, 2000, were charged to earnings in the quarter ended March 31, 2001. No such costs were incurred in the quarter ended March 31, 2002. Pursuant to contracts in place, Mission is not obligated to make any future payments.

         COMPREHENSIVE INCOME
         --------------------
         Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months ended March 31, 2002 and 2001 was as follows (in thousands):

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                       2002             2001
                                                                                       ----             ----
Net income (loss)..............................................................     $ (9,363)         $ 3,629
Cumulative effect attributable to adoption of SFAS No. 133, net of tax.........          ---          (19,328)
Hedge accounting for derivative instruments, net of tax........................       (2,426)           9,141
                                                                                   -------------     -----------
Comprehensive loss.............................................................     $(11,789)         $(6,558)
                                                                                   =============     ===========

         The accumulated balance of other comprehensive loss related to cash flow hedges, net of taxes, is as follows (in thousands):

Balance at December 31, 2001.......................      $2,286
Net gains on cash flow hedges......................      (1,700)
Reclassification adjustments.......................      (2,032)
Tax effect on hedging activity.....................       1,306
                                                       -----------
Balance at March 31, 2002..........................      $ (140)
                                                       ===========

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

         GOODWILL
         --------

         The Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an annual basis for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Mission had unamortized goodwill in the amount of $15.1 million and unamortized identifiable intangible assets in the amount of $374,300, all of which will be subject to the transition provisions. Upon adoption of SFAS No. 142, $277,000 of workforce intangible currently recorded as unamortized identifiable assets was subsumed into goodwill and was not amortized as it no longer qualifies as a recognizable intangible asset.

         SFAS No. 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, any deferred credit related to excess over cost equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including related tax effects). Similarly adjusted per share amounts are also required to be disclosed for all periods presented. Mission initially applied this statement on January 1, 2002.

         The merger with Bargo that resulted in all the Company's goodwill occurred in May 2001; therefore, disclosures concerning as adjusted income for the quarter ended March 31, 2001 are not required.

         The changes in the carrying amount of goodwill for the period ended March 31, 2002, are as follows (amounts in thousands):

                                                                  Intangible             Total Goodwill
                                             Goodwill               Assets              and Intangibles
                                             --------               ------              ---------------

Balance, December 31, 2001                   $15,061                    $375                $15,436

Experienced management                                                                          ---
     transferred to goodwill                     277                    (277)

Amortization of lease                            ---                     (88)                   (88)

Merger purchase price                             82                     ---
     adjustments                                                                                 82
                                         -----------------     ------------------     ---------------------

Balance, March 31, 2002                      $15,420                    $ 10                $15,430
                                         =================     ==================     =====================

         The transition and impairment goodwill test for goodwill will be performed in the second quarter of 2002, and will be effective January 1, 2002. The Company has not yet estimated the potential impact on Mission's financial statements of performing the transition goodwill impairment test.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

         NEW ACCOUNTING PRONOUNCEMENTS
         -----------------------------

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provided accounting requirements for retirement obligations associated with tangible long-lived assets, including:

               .        the timing of liability recognition;
               .        initial measurement of liability;
               .        allocation of asset retirement cost to expense;
               .        subsequent measure of the liability; and
               .        financial statement disclosures.

         SFAS No. 143 requires that asset retirement cost be capitalized as a part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Mission will adopt this statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, Mission cannot reasonably estimate the effect of the adoption of this statement on either its financial position or results of operations.

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


2.       STOCKHOLDERS' EQUITY
         --------------------

         On May 15, 2000 the Company's president was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company was required to recognize compensation expense equal to the difference between the exercise price and the closing price of Company's stock on the grant date for each option. A charge of $536,070 was recorded in May 2000, when one-third of the options vested. The remaining expense was charged to earnings upon the immediate vesting of all remaining options in conjunction with the Bargo merger. Relative to these options, total compensation expense recognized for the quarter ended March 31, 2001 was $134,016. There was no such compensation expense in the quarter ended March 31, 2002.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

         The following represents a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Options and warrants representing 427,000 unissued common shares in the first quarter of 2001 and 3.9 million unissued common shares in the first quarter of 2002 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

               SFAS No. 128 reconciliation (amounts in thousands except per share amounts):

                                   For the Three Months Ended              For the Three Months Ended
                                         March 31, 2002                          March 31, 2001
                             ---------------------------------------  ---------------------------------------
                                Income        Shares      Per Share      Income        Shares     Per Share
                              (Numerator)  (Denominator)   Amount     (Numerator)   (Denominator)   Amount
                             ------------- ------------- -----------  -----------   ------------- -----------

Income (loss) per
Common Share:
Income (loss) available to
common stockholders..........$   (9,363)       23,586    $    (0.40)  $      3,629     14,028     $    0.26
                                                         ===========                              ===========

Effect of Dilutive
Securities:
Options and warrants.........$      ---           ---                 $        ---        465
                             ------------- -------------              ------------  -------------

Income (loss) per
Common Share-Diluted:
Income (loss) available to
common stockholders and
assumed conversions..........$   (9,363)       23,586    $    (0.40)  $      3,629     14,493     $    0.25
                             ============= ============= ===========  ============  ============= ===========

         In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of March 31, 2002 and 2001, 311,000 shares had been acquired at an aggregate price of $1.9 million. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

         On May 16, 2001, Bellwether merged with Bargo Energy Company ("Bargo"). The resulting company was renamed Mission Resources Corporation. Concurrent with the merger, all Bellwether employees who held stock options were immediately vested in those options upon closing of the merger. Compensation expense of $43,000 was recognized on that date for a estimate of those employee options that would have expired unexercisable pursuant to its original terms. The expense was calculated as the excess of the price on the merger date over the exercise price of the option. An additional $95,000 compensation expense was recognized in the first quarter of 2002 as a result of staff reductions.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

3.       LONG TERM DEBT
         --------------

         On May 16, 2001, concurrent with the previously discussed merger , the Company's existing credit facility was replaced with a $200.0 million credit facility ("Credit Facility") with an initial borrowing base of $185.0 million. The borrowing base is determined from time to time by lenders based on the Company's reserves and other factors deemed relevant by the lenders. Effective April 1, 2002, the borrowing base has been redetermined at $100.0 million, however, the terms of the $200.0 million Credit Facility remain materially unchanged. The interest rate on borrowings is determined based upon the Company's credit rating and borrowing base utilization. Interest can be either Prime plus a margin of up to 1% or LIBOR plus a margin of 1.5% to 2.5%. The Credit Facility contains various covenants including certain required financial measurements for current ratio, ratio of total debt to EBITDAX and interest coverage ratio. Restrictions are placed on debt, liens, dividends, leases and capital spending in foreign operations.

         Mission's debt covenants for the four quarters of 2002 were amended with the required ratio of total debt to EBITDAX being increased and the required interest coverage ratio being reduced. Borrowings through March 31, 2002, were $39.5 million outstanding under the Credit Facility and the Company was in compliance with the amended covenants. Management expects to be in compliance with all covenants for the next year.

         In April 1997, the Company issued $100.0 million of 10 7/8% Senior Subordinated Notes that mature April 1, 2007. On May 29, 2001, the Company issued an additional $125.0 million of Senior Subordinated Notes due 2007 with identical terms to the notes issued in April 1997 (collectively "Notes") at a premium of $1.9 million. The premium is included in long-term debt on the Balance Sheet. It will be amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional Notes is 10.5%. Through March 31, 2002, approximately $244,000 of the premium had been amortized. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, compliance with requirements of existing indebtedness, restricted payments, transactions with affiliates, liens, guarantees of indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, disposition of proceeds of asset sales, restrictions on mergers, and consolidations or sales of assets.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

4.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
         ---------------------------------------------

         Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Other Comprehensive Income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. For the quarters ended March 31, 2002 and 2001, respectively, a $6.2 million loss and a $658,000 gain were reported in the interest and other income line of the Statement of Operations due to commodity hedge ineffectiveness.

         Effective September 22, 1998, the Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for six-month periods each April 1 and October 1. The interest rate swap did not qualify for hedge accounting under SFAS No. 133 and is marked to market quarterly. The Company recognized a $4.4 million liability and a $2.8 million, net of tax, loss as the cumulative effect of a change in accounting method in 2001 related to the interest rate swap that did not qualify for hedge accounting treatment. Currently, the swap's market value of $4.6 million is shown on the Balance Sheet as a $69,000 current liability and a $4.5 million long-term liability. The change in the swap's fair value of $550,000 and $227,000 during the three months ended March 31, 2002 and 2001 has been included in interest expense.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

         Those hedges of future production outstanding at March 31, 2002 are as follows:

         OIL HEDGES
         ----------

-------------------------------------------------------------------------------------------------------------
                                                                                      NYMEX          NYMEX
            Period                 BBLS         Total BBLS           Type             Price          Price
                                  Per Day                                             Floor         Ceiling
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Apr. 2002-June2002            5,400       491,400             Collar           $21.50         $30.25
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Apr. 2002-June 2002             500        45,500             Collar           $21.00         $26.25
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Apr. 2002-June 2002             500        45,500             Collar           $21.00         $25.05
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      July 2002-Sep. 2002           4,700       432,400             Collar           $21.50         $28.45
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      July 2002-Sep. 2002             500        46,000             Collar           $21.00         $25.03
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      July 2002-Sep. 2002             500        46,000             Collar           $21.00         $26.00
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Oct. 2002-Dec. 2002           4,000       368,000             Collar           $21.50         $27.15
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Oct. 2002-Dec. 2002             500        46,000             Collar           $21.00         $25.01
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Oct. 2002-Dec. 2002             500        46,000             Collar           $21.00         $25.25
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Jan. 2003-Mar. 2003           2,500       225,000             Collar           $20.50         $24.11
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Jan. 2003-Mar. 2003             500        45,000             Collar           $21.00         $25.00
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Apr. 2003-June 2003           2,500       227,500             Collar           $20.50         $24.08
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Apr. 2003-June 2003             500        45,500             Collar           $21.00         $24.65
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      July 2003-Sep. 2003           2,500       230,000             Collar           $20.50         $24.05
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      July 2003-Sep. 2003             500        46,000             Collar           $20.50         $24.50
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Oct. 2003-Dec. 2003           2,500       230,000             Collar           $20.50         $24.02
------------------------------ ------------ ----------------- ----------------- ---------------- ------------
      Oct. 2003-Dec. 2003             500        46,000             Collar           $20.50         $24.25
-------------------------------------------------------------------------------------------------------------

        GAS HEDGES
        ----------

------------------------------------------------------------------------------------------------------------
                                                                                     NYMEX          NYMEX
          Period                  MCF         Total MCF            Type              Price          Price
                                Per day                                              Floor         Ceiling
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     Apr. 2002-June 2002         10,200         928,200            Collar            $3.00          $6.48
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     July 2002-Sep. 2002          9,800         901,600            Collar            $3.00          $6.60
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     July 2002-Sep. 2002         10,000         920,000            Collar            $2.50          $3.55
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     Oct. 2002-Dec. 2002          8,500         782,000            Collar            $3.40          $7.00
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     Jan. 2003-Mar. 2003         10,000         900,000            Collar            $3.00          $4.65
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     Apr. 2003-June 2003          5,000         455,000            Collar            $3.00          $4.02
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     Apr. 2003-June 2003          5,000         455,000            Collar            $3.00          $3.97
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     July 2003-Sep. 2003         10,000         920,000            Collar            $3.00          $4.10
---------------------------- ------------ ------------------ ------------------ --------------- ------------
     Oct. 2003-Nov. 2003         10,000         920,000            Collar            $3.00          $4.65
------------------------------------------------------------------------------------------------------------

         By removing the price volatility from these volumes of oil and natural gas production, the Company has mitigated, but not eliminated, the potential negative effect of declining prices on its operating cash flow. The potential for increased operating cash flow due to increasing prices has also been reduced.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

5.       INCOME TAXES
         ------------

         The provision for federal and state income taxes for the three months ended March 31, 2002 was based upon a 35% effective tax rate. The $4.3 million valuation allowance on deferred taxes applicable at December 31, 2001 has been increased to $4.7 million at March 31, 2002, because the Company determined that the portion of deferred tax asset relating to state taxes generated during the quarter would not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

6.       PRO FORMA
         ---------

         The merger with Bargo, completed on May 16, 2001, significantly impacted the future operating results of the Company. The merger was accounted for as a purchase, and the results of operations are included in the Company's results of operations from May 16, 2001. The pro forma results are based on assumptions and estimates and are not necessarily indicative of the Company's results of operations had the transaction occurred as of January 1, 2001, or of those in the future.

         The following table presents the unaudited pro forma results of operations as if the merger had occurred on January 1, 2001 (amounts in thousands, except earnings per share).

                                                     Three Months Ended
                                                       March 31, 2001
                                                  ------------------------

Revenues................................           $         62,902
Income before cumulative effective of
     change in accounting method........           $          7,031
Net income .............................           $          4,264

Net income per share....................           $           0.18
Net income per share-diluted............           $           0.18

7.       RESTRUCTURING
         -------------

         During the 2001 the Company took several steps planned to enhance its asset base, improve its cost structure and boost its competitive position in the business environment presented by low oil and gas prices. Among those steps were the reduction of staff by almost 50% and the termination of the Company's administrative, accounting, information technology services and field operations outsourcing contracts. In the fourth quarter of 2001, the Company recorded a $2.1 million charge associated with these plans. The charge was included in general and administrative expenses.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (Unaudited)

         During 2002, the Company has paid restructuring costs of approximately $752,000 associated with the termination of 17 employees and the administrative contract, reducing the accrued liability. The remaining $1.3 million accrued liability is expected to be paid in the next few months. No adjustments have been made to the accrued liability during 2002.

8.       RELATED PARTY TRANSACTIONS
         --------------------------
         Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam, and J.P. Bryan, a director of Mission is also managing director and stockholder of Torch. As of March 31, 2002, Milam owed the Company approximately $2.3 million in joint interest billings and cash calls related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. A portion of the outstanding receivable is past due. The Company is exercising its rights under the joint operating agreement to net all further revenue against all outstanding receivables until paid.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

9.       SEGMENT REPORTING
         -----------------

         The Company's operations are concentrated primarily in three segments: exploration and production of oil and natural gas in the United States, in Ecuador and gas plants.

                                                                Three Months Ended March 31,
                                                           ----------------------------------------
                                                                  2002                 2001
                                                           -------------------- -------------------
Sales to unaffiliated customers:
--------------------------------
Oil and gas - US.........................................  $          28,339    $          31,136
Oil and gas - Ecuador....................................                ---                  522
Gas plants...............................................                ---                1,609
                                                           -------------------- -------------------
   Total sales...........................................             28,339               33,267
   Interest and other income.............................             (6,039)                 321
                                                           -------------------- -------------------
    Total revenues.......................................             22,300               33,588
                                                           ==================== ===================

Operating profit (loss) before income taxes and
-----------------------------------------------
cumulative effect of change in accounting method:
-------------------------------------------------
   Oil and gas - US......................................  $           1,970    $          17,376
   Oil and gas - Ecuador.................................                ---               (1,543)
   Gas plants............................................                ---                  859
                                                           -------------------- -------------------
                                                           $           1,970    $          16,692

   Unallocated corporate expenses........................              8,688                2,859
    Interest expense.....................................              7,686                3,964
                                                           -------------------- -------------------
   Operating profit (loss) before income taxes...........  $         (14,404)   $           9,869
                                                           ==================== ===================

Identifiable assets:
--------------------
   Oil and gas - US......................................  $         369,386    $         130,589
   Oil and gas - Ecuador.................................                ---               12,536
   Gas plants............................................                ---               11,278
                                                           -------------------- -------------------
                                                           $         369,386    $         154,403
   Corporate assets and investments......................             56,514               63,891
                                                           -------------------- -------------------

         Total...........................................  $         425,900    $         218,294
                                                           ==================== ===================

Capital expenditures:
---------------------
   Oil and gas - US......................................  $           7,275    $           8,814
   Oil and gas - Ecuador.................................                ---                  609
   Gas plants............................................                ---                  478
                                                           -------------------- -------------------
                                                           $           7,275    $           9,901
                                                           ==================== ===================
Depreciation, depletion amortization and
----------------------------------------
impairments:
------------
   Oil and gas - US......................................  $          11,275    $           7,377
   Oil and gas - Ecuador.................................                ---                  134
   Gas plants............................................                ---                  307
                                                           -------------------- -------------------
                                                           $          11,275    $           7,818
                                                           ==================== ===================

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

ITEM 2.

GENERAL

2001 MERGER
-----------

On May 16, 2001, Bellwether Exploration Company ("Bellwether") merged with Bargo Energy Company ("Bargo") and changed its name to Mission Resources Corporation. Simultaneously with the merger, Bellwether increased its authorized capital stock to 65.0 million shares and amended its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, holders of Bargo stock and options received a combination of cash and Mission common stock. The merger was accounted for using the purchase method of accounting.

The merger was financed through the issuance of $80.0 million in Company common stock to Bargo option holders and shareholders, and an initial draw down under a new credit facility of $166.0 million used to refinance Bargo's and Bellwether's then existing credit facilities and to pay the cash portion of the purchase price of the Bargo common stock and options, and the amount incurred by Bargo to redeem its preferred stock immediately prior to the merger. Mission issued $125.0 million of additional senior subordinated notes on May 29, 2001 and used most of the net proceeds to reduce borrowings under the new credit facility.

ECUADOR
-------

Due to widening price differentials and higher operating costs, the economics of the Ecuador investment in 2001 were no longer acceptable to Mission. In June 2001, with an effective date of May 31, 2001, the Company entered into an agreement to sell its wholly owned subsidiaries, Bellwether International and Petrobell, to a Canadian company. These subsidiaries are party to the concessions of the Charapa and Tiguino fields in Ecuador. This transaction divested the Company of all interest in Ecuador, resulting in a net loss on the sale of $12.7 million, and relieved it of approximately $35 million in capital spending commitments. Under the agreement, the Company retained two receivables:
1) a receivable of approximately $900,000 to be collected out of oil sales from the partner in the Tiguino field, and 2) a $1.0 million escrow receivable from the purchaser to be settled before year end upon resolution of negotiations with the Ecuadorian government concerning production levels. In the fourth quarter of 2001, management deemed the $1.0 million receivable to be uncollectible due to a lack of success in negotiating with the Ecuador government, increasing the loss on the sale to the $12.7 million reported in 2001.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company strives to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company employs an integrated interdisciplinary team approach to a balanced program of strategic acquisitions of producing oil and gas properties and technology driven development and exploration activities. The funding of these activities has historically been provided by operating cash flows, bank financing, debt and equity placements and sale of non-core assets. Future borrowings under credit facilities are subject to variables including the lenders' practices and policies, changes in the prices of oil and natural gas and changes in our oil and gas reserves. In periods of reduced availability of funds from either cash flows or credit sources the Company would anticipate delaying planned capital expenditures, which could negatively impact future revenues and cash flows.

CASH FLOWS

Cash provided by operating activities in the first quarter of 2002 and 2001 was $4.0 million and $17.4 million, respectively. Cash flow from operations decreased due to the sharp decline in oil and gas prices, an increase in production expenses related to the properties acquired in the Bargo merger, and increased interest expenses related to the $125 million of senior subordinated notes issued in the second quarter of 2001. The decrease in cash flows from operations was partially off-set by a gain from hedging in 2002, compared with a loss from hedging in 2001.

Cash used in investing activities in the first quarter of 2002 and 2001 was $0.4 million and $12.9 million, respectively. The Company invested $7.3 million in oil and gas properties for the three months ended March 31, 2002 versus $9.9 million for the same period in 2001. In March 2002, the Company sold non-core properties for gross proceeds of $11.0 million. A portion of such proceeds was collected after March 31, 2002 due to the preferential rights issues. The proceeds of these sales have been or will be used to repay borrowings under the Credit Facility.

Cash provided by (used in) financing activities in the first quarter of 2002 and 2001 represents borrowings, net of principal payments on the Credit Facility.

A capital budget of $33.3 million was adopted for the year 2002, with $14.3 million for development, $10.2 million for exploration and $8.8 million of seismic data, land and other related items. In response to declining prices in early 2002, the Company reduced its capital budget to $27.0 million. The Company believes that cash flow provided by operating activities, borrowings under its credit facility and proceeds from property sales will be sufficient to fund its capital investment program.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

CREDIT FACILITIES

The Company has a $200.0 million credit facility ("Credit Facility") with an initial borrowing base of $185.0 million. The borrowing base is determined from time to time by lenders based on the Company's reserves and other factors deemed relevant by the lenders. Due to significantly lower price decks used by the banks and to property sales, effective April 1, 2002 the borrowing base has been redetermined at $100.0 million, however, the total borrowing capacity under the credit facility is unchanged. The interest rate on borrowings is determined based upon the Company's credit rating and borrowing base utilization. Based upon the Company's current credit rating interest rates will improve with any future upgrades and would remain unchanged for any future downgrade in ratings. Interest can be either Prime plus a margin of up to 1% or LIBOR plus a margin of 1.5% to 2.5%. During the first quarter of 2002, borrowings under the Credit Facility had an average interest rate of 3.9%. The Credit Facility contains various covenants including certain required financial measurements for current ratio, ratio of total debt to EBITDAX and interest coverage ratio. Restrictions are placed on debt, liens, dividends, leases and capital spending in foreign operations.

Mission's debt covenants, under the Credit Facility, for the four quarters of 2002 were amended with the required ratio of total debt to EBITDAX being increased and the required interest coverage ratio being reduced. Borrowings through March 31, 2002, were $39.5 million outstanding under the Credit Facility and the Company was in compliance with the amended covenants.

SENIOR SUBORDINATED NOTES

In April 1997, the Company issued $100.0 million of 10 7/8% Senior Subordinated Notes that mature April 1, 2007. On May 29, 2001, the Company issued an additional $125.0 million of Senior Subordinated Notes due 2007 with identical terms to the notes issued in April 1997 (collectively "Notes") at a premium of $1.9 million. The premium is included in long-tem debt on the Balance Sheet. It will be amortized as a reduction of interest expense over the life of the notes so that the effective interest rate on these additional bonds is 10.5%. Through March 31, 2002, approximately $244,000 of the premium has been amortized. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principle amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, compliance with requirements of existing indebtedness, restricted payments, transactions with affiliates, liens, guarantees of indebtedness by subsidiaries, dividends and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, disposition of proceeds of asset sales, and restrictions on mergers, and consolidations or sales of assets.

As of March 31, 2002, the Company was in compliance with all of the financial covenants of our credit facility and senior subordinated note agreement. In addition, management expects to be in compliance with all covenants for the next year.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

If commodity prices reverse current trends and declined and the Company were unable to meet the amended requirements of the credit facility, then the Company would seek to negotiate additional amendments with the banks or obtain a temporary waiver of the covenants from the banks. Should the banks fail to approve such requests, then the Company would obtain the funds to repay the outstanding credit facility debt through property sales or equity financing.

Mission receives debt ratings from two major rating agencies in the United States. In determining Mission's debt rating, the agencies consider a number of items including, but not limited to , debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. Mission's corporate ratings are "B+" by Standard & Poor's and "B1" by Moody's. Standard & Poor's and Moody's have put Mission on Credit Watch - negative and on review for downgrade respectively. There are no "rating triggers" in any of Mission's debt ratings fall below a specified level.

GAS BALANCING
-------------

It is customary in the industry for working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

RELATED PARTIES
---------------

Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam, and J.P. Bryan, a director of Mission is also managing director and stockholder of Torch. As of March 31, 2002, Milam owed Mission approximately $2.3 million in joint interest billings and cash calls related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. A portion of the outstanding receivable is past due. Mission is exercising its rights under the joint operating agreement to net all further revenue against all outstanding receivables until paid.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

RESULTS OF OPERATIONS
---------------------

The following table sets forth certain operating information for the Company for the periods presented:

                                                                Three Months Ended
                                                                    March 31,
                                                        -------------------------------------
                                                            2002/(1)/            2001
                                                        ------------------  -----------------
Production:
   Oil and condensate (MBBLs)--US...............              989                  467
   Oil and condensate (MBBLs)--Ecuador..........              ---                   26
   Natural gas (MMCF)...........................            3,635                4,048

Average sales price including the effect of hedges:
   Oil and condensate (per BBL)--US.............        $   18.76            $   23.92
   Oil and condensate (per BBL)--Ecuador........        $     ---            $   20.08
   Natural gas  (per MCF).......................        $    2.69            $    4.93

Average sales price excluding the effect of hedges:
   Oil and condensate (per BBL) --US ...........        $   18.30            $   23.92
   Oil and condensate per (BBL) -Ecuador........        $     ---            $   20.08
   Natural gas (per MCF)........................        $    2.35            $    7.13

Average costs:
   Production expenses (per BOE)--US ...........        $    9.41            $    5.25
   Production expenses (per BOE)--Ecuador.......        $     ---            $   74.27
   General and administrative expense
       (per BOE)--US............................        $    1.66            $    2.22
   General and administrative expense (per
       BOE)--Ecuador............................        $     ---            $    0.54
   Depreciation, depletion and amortization
       (per BOE)(2) --US........................        $    6.93            $    6.46
   Depreciation, depletion and amortization
       (per BOE)(2) --Ecuador...................        $     ---            $    5.15

/(1)/  Includes results of the Bargo merger effective May 16, 2001.
/(2)/ Excludes depreciation, depletion and amortization on gas plants and other assets.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         THREE MONTHS ENDED MARCH 31, 2002 AND 2001
         ------------------------------------------

         NET INCOME (LOSS)
         ----------------
         Net loss for the three months ended March 31, 2002 was $9.4 million or $0.40 per share. Net income, before cumulative effect of a change in accounting method, for the three months ended March 31, 2001 was $6.4 million or $0.44 per share. The $6.2 million loss on hedge ineffectiveness (before taxes) was one of the reasons for the decrease in net income. Significant decreases in commodity prices and an increase in lease operating expenses resulting from the higher cost oil properties purchased from Bargo accounted for the remainder of the decrease.

         OIL AND GAS REVENUES
         --------------------
         Oil and gas revenues for the three months ended March 31, 2002 were $28.3 million, as compared to $31.7 million for the respective period in 2001. Total oil production was 989,000 barrels during the quarter ended March 31, 2002 compared to 493,000 for the same quarter of 2001. Most of the properties acquired in May 2001 through the Bargo merger were long-life oil properties. The increase in oil production levels was partially offset by a 22% decline in realized oil price. Oil prices averaged $18.76 per barrel in the three month period ended March 31, 2002, as compared to $23.92 per barrel in the three month period ended March 31, 2001.

         Gas revenues decreased 51% from $20.0 million reported for the quarter ended March 31, 2001 to $9.8 million for the quarter ended March 31, 2002. Gas prices averaged $2.69 per mcf, or 45% lower, in the three month period ended March 31, 2002 as compared to $4.93 per mcf in the comparable period of 2001. Gas production was down 10% compared to the same quarter of 2001 with 3,635 Mmcf and 4,048 Mmcf for the three month periods ended March 31, 2002 and 2001, respectively, reflecting the steep production decline of Gulf of Mexico properties.

         The realized prices discussed above include the impact of oil and gas hedges. An increase of $1.7 million related to hedging activity was reflected in oil and gas revenues for the three months ended March 31, 2002, while a decrease in oil and gas revenues of $8.9 million was reflected for the same period of 2001. Ecuadorian oil production was not hedged.

         GAS PLANT REVENUES
         ------------------
         Gas plant revenues were $1.6 million in the three months ended March 31, 2001. There were no gas plant revenues in the three months ended March 31, 2002 because these gas plants were sold in 2001.

         INTEREST AND OTHER INCOME (LOSS)
         -------------------------------
         Interest and other income (loss) was a loss of $6.0 million for the three months ended March 31, 2002 and was income of $548,000 for the three months ended March 31, 2001. Uncollectible receivables totaling approximately $358,000 were expensed during the first quarter of 2001 but no such expense was recorded in the first quarter of 2002. A $658,000 gain on ineffectiveness of derivatives is also included as a component of other income in the first quarter of 2001 whereas a loss of $6.2 million is recorded for the same period of 2002. For the year 2001, a net gain of $4.8 million was reported due to commodity hedge ineffectiveness.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         PRODUCTION EXPENSES
         -------------------
         Production expenses for the three months ended March 31, 2002 totaled $15.0 million versus $7.9 million for the three months ended March 31, 2001. On a barrel equivalency basis ("BOE"), domestic production expenses (including production taxes) were $9.41 per BOE for the three months ended March 31, 2002 compared to $5.25 per BOE for the three months ended March 31, 2001. Since production tax is included in the production expense category and is calculated as a percentage of revenue in many areas, costs will increase and decrease with realized prices. Since Ecuadorian operations did not exist during the quarter ended March 31, 2002, $1,931,000 of production costs incurred during the three months ended March 31, 2001 were not duplicated. The addition of more properties with a long-life, higher cost profile in connection with the Bargo merger contributed to the expense increase.

         TRANSPORTATION COSTS
         --------------------
         Transportation costs were not significant in either period presented.

         GAS PLANT EXPENSES
         ------------------
         Gas plant expenses were $750,000 in the three months ended March 31, 2001. There were no gas plant expenses in the three months ended March 31, 2002 because these gas plants were sold in 2001.

         DEPRECIATION, DEPLETION AND AMORTIZATION
         ----------------------------------------
         Domestically, depreciation, depletion and amortization was $11.3 million for the three months ended March 31, 2002 and $7.8 million for the three months ended March 31, 2001. Depreciation, depletion and amortization per BOE has increased from $6.46 per BOE in the first quarter of 2001 to $6.93 per BOE in the first quarter of 2002. Depreciation, depletion and amortization for the Ecuadorian properties totaled $134,000 for the three months ended March 31, 2001 and did not occur in 2002 because the properties were sold in June 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES
         -----------------------------------
         General and administrative expenses from domestic operations totaled $2.6 million in the three months ended March 31, 2002 as compared to $2.5 million for the comparable period of fiscal 2001. Activity during the three months ended March 31, 2001 included approximately $351,000 in separation expenses and a $134,000 non-cash item related to options awarded to the Company's president.

         For the three months ended March 31, 2001, Ecuadorian operations contributed $14,000 to administrative expenses. Ecuadorian operations were allocated corporate administration expenses based on volumes produced. There were no such costs in the comparable period of 2002 because the Ecuador interests were sold in June 2001.

         INTEREST EXPENSE
         ----------------
         Interest expense increased 92% to $7.7 million for the three months ended March 31, 2002 from $4.0 million in the same period of 2001. Interest on the $125 million of additional 10 7/8% Notes issued in May 2001 accounts for most of the increase in interest expense. The change in fair value of the interest rate swap was recorded as additional interest expense of $550,000 and $227,000 in the quarters ended March 31, 2002 and 2001, respectively.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

         INCOME TAXES
         ------------
         The provision for federal and state income taxes for the three months ended March 31, 2002 was based upon a 35% effective tax rate. The $4.3 million valuation allowance on deferred taxes applicable at December 31, 2001 has been increased to $4.7 million at March 31, 2002, because the Company determined that the portion of deferred tax asset relating to state taxes generated during the quarter would not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

8.       FORWARD LOOKING STATEMENTS
         --------------------------

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

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------      ----------------------------------------------------------

Mission is exposed to market risk, including adverse changes in commodity prices and interest rate.

Commodity Price Risk - Mission produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. Mission periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, are Mission's preferred hedge instruments because there are no up-front costs and protection is given against low prices. These hedges assure that the revenues Mission receives on the hedged production will be at prices no lower than the price floor and no higher than the price ceiling.

As of March 31, 2002, the Company had the following hedges in place:

OIL HEDGES
----------

----------------------------------------------------------------------------------------------------------------
                                                                                     NYMEX             NYMEX
      Period                   BBLS        Total BBLS            Type                Price             Price
                             Per Day                                                 Floor            Ceiling
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Apr. 2002-June2002          5,400        491,400             Collar               $21.50           $30.25
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Apr. 2002-June 2002           500         45,500             Collar               $21.00           $26.25
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Apr. 2002-June 2002           500         45,500             Collar               $21.00           $25.05
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   July 2002-Sep. 2002         4,700        432,400             Collar               $21.50           $28.45
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   July 2002-Sep. 2002           500         46,000             Collar               $21.00           $25.03
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   July 2002-Sep. 2002           500         46,000             Collar               $21.00           $26.00
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Oct. 2002-Dec. 2002         4,000        368,000             Collar               $21.50           $27.15
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Oct. 2002-Dec. 2002           500         46,000             Collar               $21.00           $25.01
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Oct. 2002-Dec. 2002           500         46,000             Collar               $21.00           $25.25
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Jan. 2003-Mar. 2003         2,500        225,000             Collar               $20.50           $24.11
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Jan. 2003-Mar. 2003           500         45,000             Collar               $21.00           $25.00
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Apr. 2003-June 2003         2,500        227,500             Collar               $20.50           $24.08
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Apr. 2003-June 2003           500         45,500             Collar               $21.00           $24.65
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   July 2003-Sep. 2003         2,500        230,000             Collar               $20.50           $24.05
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   July 2003-Sep. 2003           500         46,000             Collar               $20.50           $24.50
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Oct. 2003-Dec. 2003         2,500        230,000             Collar               $20.50           $24.02
------------------------- ------------- ---------------- -------------------- ------------------- --------------
   Oct. 2003-Dec. 2003           500         46,000             Collar               $20.50           $24.25
----------------------------------------------------------------------------------------------------------------

         GAS HEDGES
         ----------

-----------------------------------------------------------------------------------------------------------------
                                                                                      NYMEX             NYMEX
      Period                    MCF          Total MCF            Type                Price             Price
                              Per day                                                 Floor            Ceiling
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   Jan. 2002-Mar. 2002        11,700         1,053,000           Collar               $3.57             $7.00
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   Apr. 2002-June 2002        10,200           928,200           Collar               $3.00             $6.48
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   July 2002-Sep. 2002         9,800           901,600           Collar               $3.00             $6.60
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   July 2002-Sep. 2002        10,000           920,000           Collar               $2.50             $3.55
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   Oct. 2002-Dec. 2002         8,500           782,000           Collar               $3.40             $7.00
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   Jan. 2003-Mar. 2003        10,000           900,000           Collar               $3.00             $4.65
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   Apr. 2003-June 2003         5,000           455,000           Collar               $3.00             $4.02
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   Apr. 2003-June 2003         5,000           455,000           Collar               $3.00             $3.97
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   July 2003-Sep. 2003        10,000           920,000           Collar               $3.00             $4.10
------------------------- -------------- ---------------- -------------------- ------------------- --------------
   Oct. 2003-Nov. 2003        10,000           920,000           Collar               $3.00             $4.65
------------------------- -------------- ---------------- -------------------- ------------------- --------------

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                Management's Discussion and Analysis of Financial
                -------------------------------------------------
                       Condition and Results of Operations
                       -----------------------------------

These commodity swap agreements expose Mission to counterparty credit risk to the extent the counterparty is unable to met its monthly settlement commitment to Mission. Mission believes it selects creditworthy counterparties to its hedge transactions. Each of Mission's counterparties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor or Moody's.

Interest Rate Risk - Mission may enter into financial instruments such as interest rate swaps to manage the impact of interest rates. Effective September 22, 1998, Mission entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Mission receives a fixed interest rate and pays a floating interest rate, subject to a cap, based on the simple average of three foreign LIBOR rates. Floating rates are re-determined for a six-month period each April 1 and October 1. Through April 1, 2002, the floating rate is capped at 10.875% and capped at 12.375% thereafter. The floating rate for the period from October 1, 2001 to April 1, 2002 is 9.87%. Mission's exposure to changes in interest rates primarily results from short-term changes in the LIBOR rates. A 10% change in the floating LIBOR rates would change interest costs to Mission by $791,000 per year. This agreement is not held for trading purposes. The swap provider is a major financial institution, and Mission does not anticipate non-performance by the provider. The interest rate swap does not qualify for hedge accounting and the Company marks the swap value to market quarterly, recording changes in value as additional interest expense of $550,000 and $227,000 for the three months ended March 31, 2002 and 2001, respectively.

On January 1, 2001, the Company began accounting for the collars, which had been designated as cash flow hedges, in accordance with SFAS No. 133. As a result, changes in the fair value of the cash flow hedges are recognized in the Other Comprehensive Income until the hedged item is recognized in earnings, and any change in the fair value resulting from ineffectiveness is recognized immediately in earnings.

During the quarters ended March 31, 2002 and 2001, the Company recognized a gain of $1.7 million and a loss of $8.9 million related to hedges that were settled.

The Company entered into a gas swap for $4.60 per mcf on 15,000 mcf per day of production from November 2000 through October 2001. This offsets hedges previously existing on forecasted production that was sold in late 2000. A non-cash loss of $8.7 million was recognized in the fourth quarter of 2000 related to the $4.60 swap, along with a current derivative liability as this portion of the swap was considered a speculative derivative. The liability is relieved monthly as the swap is settled. By March 31, 2001, the liability had been reduced to $5.7 million. There was no such liability at March 31, 2002.

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

               None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
-------   -----------------------------------------

               None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-------   -------------------------------

               None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

               None

ITEM 5.   OTHER INFORMATION
-------   -----------------

               None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          a.   Exhibits.
                     The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                 2.1 Agreement and Plan of Merger, dated January 24, 2001, between Bellwether Exploration Company and Bargo Energy Company (incorporated by reference to Company's
                        Exhibit 2.1 to the current report on Form 8-K, filed January 25, 2001).

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

                          MISSION RESOURCES CORPORATION
                          -----------------------------

                           PART II. OTHER INFORMATION


                 3.6 Amendment to Bellwether Exploration Company's bylaws adopted on March 27, 1998 (incorporated by reference to Exhibit 3.6 to the Company's Annual Report on Form 10-K for the transition period ended December 31, 1997).
                 10.1 Letter to Torch Energy Advisors, Inc. dated December 31, 2001 serving as notification of the termination of the Corporate Administration Services Agreement between Mission and Torch.
                 10.2 Letters serving as notification of the termination, effective June 30, 2002, of the Oil and Gas Administration Services Agreement between Mission and Novistar, Inc., and of the Field Operating Services Agreement between Mission and Torch Energy Services, Inc.

          b.   Reports on Form 8-K.

               None

                          MISSION RESOURCES CORPORATION
                          -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MISSION RESOURCES CORPORATION
                                        -----------------------------
                                                (Registrant)

Date:      May 14, 2002                 By: /s/  Douglas Manner
        ------------------                  ------------------------------------
                                            Douglas G. Manner
                                            Chairman and Chief Executive Officer

Date:      May 14, 2002                 By: /s/  Jon Clarkson
         -----------------                  ------------------------
                                            Jon Clarkson
                                            President and Chief Financial
                                             Officer