Form 10-Q
period 2002-06-30
MISSION RESOURCES CORP
filed 2002-08-14
CIK 319459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

  X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
-----                          Exchange Act of 1934
                  For the quarterly period ended June 30, 2002

                                       or

       Transition Report Pursuant to Section 13 or 15 (d) of the Securities
-----                         Exchange Act of 1934

                   For the Transition Period From to _________

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

As of August 9, 2002, 23,585,633 shares of common stock of Mission Resources Corporation were outstanding.

                          MISSION RESOURCES CORPORATION

                                      INDEX


PART I.   FINANCIAL INFORMATION                                                 Page #
     ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets:
                  June 30, 2002 (Unaudited) and December 31, 2001 ............    1
              Condensed Consolidated Statements of Operations (Unaudited):
                  Three months and six months ended June 30, 2002 and 2001 ...    3
              Condensed Consolidated Statements of Cash Flows (Unaudited):
                  Six months ended June 30, 2002 and 2001 ....................    4
              Notes to Condensed Consolidated Financial Statements (Unaudited)    6

     ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................   19

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk .....   30

PART II.  OTHER INFORMATION ..................................................   32

                          PART I. FINANCIAL INFORMATION

                              Financial Statements

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

ITEM I.

                                     ASSETS

                                                                                June 30,   December 31,
                                                                                  2002        2001
                                                                               ---------    ---------
                                                                              (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ..................................................   $   1,785    $     603
Accounts receivable and accrued revenues ...................................      16,276       25,668
Current portion of interest rate swap ......................................        --            180
Commodity derivative asset .................................................        --          8,359
Prepaid expenses and other .................................................       3,036        3,879
                                                                               ---------    ---------
    Total current assets ...................................................      21,097       38,689
                                                                               ---------    ---------

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties (full cost):
    United States - Unproved properties of $11,568 and $15,530 excluded from amortization as of June 30, 2002 and December 31, 2001,
       respectively ........................................................     765,649      753,905
Accumulated depreciation, depletion and amortization--oil and gas ..........    (404,241)    (374,167)
                                                                               ---------    ---------
Net property, plant and equipment ..........................................     361,408      379,738
Leasehold, furniture and equipment .........................................       3,439        3,347
Accumulated depreciation ...................................................      (1,186)        (916)
                                                                               ---------    ---------
                                                                                   2,253        2,431
                                                                               ---------    ---------

LONG TERM RECEIVABLE .......................................................        --            899

GOODWILL & OTHER INTANGIBLES ...............................................      14,612       15,436

OTHER ASSETS ...............................................................       8,505       10,571
                                                                               ---------    ---------
                                                                               $ 407,875    $ 447,764
                                                                               =========    =========

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                (Amounts in thousands, except share information)

                                                                                    June 30,       December 31,
                                                                                      2002             2001
                                                                                    ---------       ---------
                                                                                   (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities .....................................      $  20,137       $  38,584
Commodity derivative liabilities .............................................          1,032            --
Interest rate swap ...........................................................             89            --
                                                                                    ---------       ---------
    Total current liabilities ................................................         21,258          38,584
                                                                                    ---------       ---------


LONG-TERM DEBT:
Revolving credit facility ....................................................         39,500          35,000
Subordinated notes due 2007 ..................................................        225,000         225,000
Unamortized premium on issuance of $125 million subordinated notes ...........          1,566           1,695

INTEREST RATE SWAP, excluding current portion ................................          4,234           4,248

COMMODITY DERIVATIVE LIABILITIES, excluding current portion ..................            669            --

DEFERRED INCOME TAXES ........................................................         21,530          31,177

OTHER LIABILITIES ............................................................          1,886           1,820

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or
    outstanding at June 30, 2002 and December 31, 2001 .......................           --              --
Common stock, $0.01 par value, 60,000,000 shares authorized, 23,896,959 shares
    issued at June 30, 2002 and December 31, 2001, respectively ..............            239             239
Additional paid-in capital ...................................................        163,837         163,735
Retained deficit .............................................................        (69,471)        (54,115)
Treasury stock, at cost, 311,000 shares ......................................         (1,905)         (1,905)
Other comprehensive income (loss), net of taxes ..............................           (468)          2,286
                                                                                    ---------       ---------
     Total stockholders' equity ..............................................         92,232         110,240
                                                                                    ---------       ---------
                                                                                    $ 407,875       $ 447,764
                                                                                    =========       =========

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

              (Amounts in thousands, except per share information)



                                                                                Three Months Ended             Six Months Ended
                                                                                      June 30                       June 30
                                                                              -----------------------       -----------------------
                                                                                2002           2001           2002           2001
                                                                              --------       --------       --------       --------
REVENUES:
   Oil revenues ........................................................      $ 20,451       $ 19,970       $ 39,008       $ 31,661
   Gas revenues ........................................................        11,458         14,090         21,240         34,057
   Gas plant revenues ..................................................          --            1,514           --            3,123
   Interest and other income (expense) .................................        (3,643)          (331)        (9,682)           217
                                                                              --------       --------       --------       --------
                                                                                28,266         35,243         50,566         69,058
                                                                              --------       --------       --------       --------

COST AND EXPENSES:
   Production expenses and taxes .......................................        13,856         11,724         28,873         19,650
   Transportation costs ................................................            61             10            138             50
   Gas plant expenses ..................................................          --              662           --            1,412
   Mining venture ......................................................          --               87           --              866
   Loss on sale of assets ..............................................         2,719         11,221          2,719         11,221
   Depreciation, depletion and amortization ............................        10,924         11,637         22,199         19,575
   General and administrative expenses .................................         2,558          3,466          5,207          6,015
   Interest expense ....................................................         7,369          5,868         15,055          9,832
                                                                              --------       --------       --------       --------
                                                                                37,487         44,675         74,191         68,621
                                                                              --------       --------       --------       --------

Income (loss) before income taxes and cumulative effect of a
   change in accounting method .........................................        (9,221)        (9,432)       (23,625)           437
Provision (benefit) for income taxes ...................................      $ (3,228)        (3,425)        (8,269)            48
                                                                              --------       --------       --------       --------
Income (loss) before income taxes and cumulative effect of a
   change in accounting method .........................................      $ (5,993)      $ (6,007)      $(15,356)      $    389
Cumulative effect of a change in accounting method, net of
   deferred tax of $1,633 ..............................................          --             --             --            2,767
                                                                              --------       --------       --------       --------
Net loss ...............................................................      $ (5,993)      $ (6,007)      $(15,356)      $ (2,378)
                                                                              ========       ========       ========       ========
Income (loss) before cumulative effect of a change in accounting
   method per share ....................................................      $  (0.25)      $  (0.32)      $  (0.65)      $   0.02
                                                                              ========       ========       ========       ========
Income (loss) before cumulative effect of a change in accounting
   method per share-diluted ............................................      $  (0.25)      $  (0.32)      $  (0.65)      $   0.02
                                                                              ========       ========       ========       ========

Net loss per share .....................................................      $  (0.25)      $  (0.32)      $  (0.65)      $  (0.14)
                                                                              ========       ========       ========       ========

Net loss per share-diluted .............................................      $  (0.25)      $  (0.32)      $  (0.65)      $  (0.14)
                                                                              ========       ========       ========       ========

Weighted average common shares outstanding .............................        23,586         18,861         23,586         16,458
                                                                              ========       ========       ========       ========

Weighted average common shares outstanding-diluted .....................        23,586         19,228         23,586         16,895
                                                                              ========       ========       ========       ========


      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                                                  Six Months Ended
                                                                                       June 30
                                                                             -------------------------
                                                                                2002            2001
                                                                             ---------       ---------
Cash flows from operating activities:

Net loss ..............................................................      $ (15,356)      $  (2,378)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation, depletion and amortization .......................         22,199          19,575
       Loss on interest rate swap .....................................            255             297
       (Gain) loss due to commodity hedge ineffectiveness .............          9,151            (266)
       Mining venture .................................................           --               729
       Cumulative effect of a change in accounting method,                        --             2,767
         net of deferred tax...........................................
       Stock option expense ...........................................            102             799
       Amortization of deferred financing costs and bond premium ......          1,348             576
       Loss on sale of assets .........................................           --            11,221
       Bad debt expense ...............................................            851            --
       Deferred income taxes ..........................................         (8,269)           (795)

Change in assets and liabilities:
    Accounts receivable and accrued revenue ...........................          5,735           6,883
    Accounts payable and other liabilities ............................        (16,901)        (16,011)
    Abandonment costs .................................................         (2,301)           (672)
    Other .............................................................          1,203            (820)
                                                                             ---------       ---------
    Net cash flows (used in) provided by operating activities .........         (1,983)         21,905
                                                                             ---------       ---------
Cash flows from investing activities:
    Acquisition of oil and gas properties .............................           (209)       (169,140)
    Additions to properties and facilities ............................        (11,535)        (18,462)
    Additions to leasehold, furniture and equipment ...................            (92)           (445)
    Proceeds on sale of oil and gas properties, net of costs ..........         10,563           2,281
    Additions to gas plant facilities .................................           --              (617)
                                                                             ---------       ---------
    Net cash flows used in investing activities .......................         (1,273)       (186,383)
                                                                             ---------       ---------

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                             (Amounts in thousands)

                                                                               Six Months Ended
                                                                                    June 30
                                                                           -------------------------
                                                                              2002            2001
                                                                           ---------       ---------
Cash flows from financing activities:
    Proceeds from borrowings ........................................         21,000         208,754
    Payments of long term debt ......................................        (16,500)       (173,204)
    Net proceeds from issuance of common stock ......................           --               899
    Proceeds from issuance of senior subordinated notes due 2007,
     including premium ..............................................           --           126,875
    Credit facility costs ...........................................            (62)         (6,341)
                                                                           ---------       ---------
    Net cash flows provided by financing activities .................          4,438         156,983
                                                                           ---------       ---------

    Net increase (decrease) in cash and cash equivalents ............          1,182          (7,495)
    Cash and cash equivalents at beginning of period ................            603          14,464
                                                                           ---------       ---------
Cash and cash equivalents at end of period ..........................      $   1,785       $   6,969
                                                                           =========       =========

                                                                               Six Months Ended
                                                                                    June 30
                                                                           -------------------------
                                                                              2002            2001
                                                                           ---------       ---------
Supplemental disclosures of cash flow  information:

Cash paid during the period for:
    Interest ........................................................      $ 13,667        $  7,066
    Income taxes ....................................................      $ (4,991)       $  2,023



                                                                         Six Months Ended
                                                                           June 30, 2001
                                                                         ----------------
Supplemental schedule of non-cash investing and financing activities:

Fair value of assets and liabilities acquired
    Net current assets and other assets .............................      $   2,453
    Property, plant and equipment ...................................        260,893
    Goodwill and intangibles ........................................         22,429
    Deferred tax liability ..........................................        (59,000)
                                                                           ---------
         Total allocated purchase price .............................        226,775

Less non-cash consideration - issuance of stock .....................         80,000
Less cash acquired in transaction ...................................          1,309
                                                                           =========
Cash used for business acquisition, net of cash acquired ............      $ 145,466
                                                                           =========

      See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


1.   Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position at June 30, 2002, and the results of operations and changes in cash flows for the periods ended June 30, 2002 and 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Mission Resources Corporation (the "Company") Annual Report.

     Merger

     On May 16, 2001, Bellwether Exploration Company ("Bellwether") merged with Bargo Energy Company ("Bargo") and changed its name to Mission Resources Corporation. At that time, Company increased its authorized capital stock to 65.0 million shares and amended its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, holders of Bargo stock and options received a combination of cash and Mission common stock. The merger was accounted for using the purchase method of accounting.

     Oil and Gas Property Accounting

     The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs, and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs will be charged to operations. No such charges to operations were required during the three and six month periods ending June 30, 2002 or 2001.

     Reclassifications

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

     Use of Estimates

     In order to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America, management of the Company has made estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reserve information. Actual results could differ from those estimates.

     Trade Accounts Receivable

     Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company reviews collectibility of trade accounts receivable monthly. Past due balances over ninety (90) days and a specified amount are reviewed individually for collectibility. Account balances are charged off against earnings when the Company determines potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


     Comprehensive Income

     Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months and six months ended June 30, 2002 and 2001 was as follows (in thousands):

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                             -----------------------       -----------------------
                                                               2002           2001           2002            2001
                                                             --------       --------       --------       --------
     Net income (loss).................................      $ (5,993)      $ (6,007)      $(15,356)      $ (2,378)
     Cumulative effect attributable to adoption of SFAS
          No. 133, net of tax .........................          --             --             --          (19,328)
     Hedge accounting for derivative instruments ......          (608)        14,207         (2,754)        23,348
                                                             --------       --------       --------       --------
     Comprehensive income (loss) ......................      $ (6,601)      $  8,200       $(18,110)      $  1,642
                                                             ========       ========       ========       ========

     The accumulated balance of other comprehensive loss related to cash flow commodity hedges, net of taxes, is as follows (in thousands):

     Balance at December 31, 2001 .....................      $ 2,286
     Net gains on cash flow hedges ....................       (1,634)
     Reclassification adjustments .....................       (2,206)
     Effectiveness of cancelled hedges (See Footnote 4)         (397)
     Tax effect on hedging activity ...................        1,483
                                                             -------
     Balance at June 30, 2002 .........................      $  (468)
                                                             =======

     Goodwill

     The Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an annual basis for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Company had unamortized goodwill in the amount of $15.1 million and unamortized identifiable intangible assets in the amount of $374,300, all subject to the transition provisions. Upon adoption of SFAS No. 142, $277,000 of workforce intangible assets recorded as unamortized identifiable assets was subsumed into goodwill and was not amortized as it no longer qualifies as a recognizable intangible asset.

     SFAS No. 142 requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, any deferred credit related to excess over cost equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including related tax effects). Similarly adjusted per share amounts are also required to be disclosed for all periods presented. Company initially applied this statement on January 1, 2002.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


     The merger with Bargo, which resulted in all of Company's goodwill, occurred in May 2001. The following table presents the required disclosures concerning adjusted income for the quarter and six months ended June 30, 2001 (amounts in thousands):

                                                              Three Months Ended   Six Months Ended
                                                                 June 30, 2001       June 30, 2001
                                                                 -------------       -------------
     Net loss ...............................................       $(6,007)           $(2,378)
     Exclude goodwill amortization ..........................           268                268
                                                                    -------            -------
     Net loss exclusive of amortization .....................       $(5,739)           $(2,110)
                                                                    -------            -------
     Net loss exclusive of amortization per share ...........       $ (0.30)           $ (0.13)
                                                                    -------            -------
     Net loss exclusive of amortization per share - diluted..       $ (0.30)           $ (0.13)
                                                                    =======            =======

     The changes in the carrying amount of goodwill for the period ended
     June 30, 2002, are as follows (amounts in thousands):

                                                               Intangible    Total Goodwill
                                                Goodwill         Assets     and Intangibles
                                                --------         ------     ---------------

     Balance, December 31, 2001 .............   $ 15,061       $    375       $ 15,436

     Experienced management transferred to
         goodwill ...........................        277           (277)          --

     Amortization of lease ..................       --              (98)           (98)

     Merger purchase price adjustments ......       (726)          --             (726)
                                                --------       --------       --------

     Balance, June 30, 2002 .................   $ 14,612       $   --         $ 14,612
                                                ========       ========       ========

     The transition and impairment test for goodwill, effective January 1, 2002, was performed in the second quarter of 2002. As of January 1, 2002, the Company's fair value exceeded the carrying amount; therefore goodwill was not impaired. Goodwill will be evaluated for impairment annually at December 31 of each year.

     Ecuador

     Due to widening price differentials, higher operating costs and marginal drilling results, the Company decided in early 2001 to seek a buyer for its assets in Ecuador. In June 2001, with an effective date of May 31, 2001, the Company sold its wholly-owned subsidiaries that were party to the concessions of the Charapa and Tiguino fields. The Company retained two receivables:

          1) a $1.0 million escrow receivable from the purchaser to be settled before year end upon resolution of negotiations with the Ecuadorian government concerning production levels, and

          2) a receivable of approximately $900,000 to be collected out of oil sales from the partner in the Tiguino field.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)



     In the fourth quarter of 2001, management deemed the $1.0 million receivable to be uncollectible due to a lack of success in negotiating with the Ecuador government, increasing the loss on the sale. In the second quarter of 2002, the partner receivable was reduced to $559,000, with the $341,000 charged to income as bad debt expense. The collectible portion of the receivable was determined based upon actual and estimated future operations of the field.

     In June 2002, the Company was presented with post-closing adjustments in the final accounting for this sale. The post-closing adjustments include reimbursements for reduction of value added tax receivable, reimbursement of production royalties, pricing and volume adjustments negotiated with the purchaser through June 2002 and costs of completing the divestiture. The Company is recognizing the full amount of the proposed adjustments as a $2.7 million additional loss on the property sale. However, the Company continues to negotiate specific issues.

     New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, which provided accounting requirements for retirement obligations associated with tangible long-lived assets, including:

          o    the timing of liability recognition;
          o    initial measurement of liability;
          o    allocation of asset retirement cost to expense;
          o    subsequent measure of the liability; and
          o    financial statement disclosures.

     SFAS No. 143 requires that asset retirement cost be capitalized as a part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Company will adopt this statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, Company cannot reasonably estimate the effect of the adoption of this statement on either its financial position or results of operations.

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

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


     SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections, was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 145.

     SFAS No. 146, Accounting for Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant the guidance set forth in EITF Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 is effective for the exit and disposal activities initiated after December 31, 2001. The Company is evaluating the impact of SFAS No. 146.

2.   Stockholders' Equity

     On May 16, 2001, Bellwether merged with Bargo. The resulting company was renamed Mission Resources Corporation. As partial consideration in the merger, 9.5 million shares of Mission common stock were issued to the holders of Bargo common stock and options. The $80 million value of such shares was included in the purchase price. Concurrent with the merger, all Bellwether employees who held stock options were immediately vested in those options upon closing of the merger. Compensation expense of $43,000 was recognized on that date for an estimate of those employee options that would have expired unexercisable pursuant to original terms. The expense was calculated as the excess of the price on the merger date over the exercise price. An additional $102,000 compensation expense was recognized in the first half of 2002 as a result of staff reductions.

     On May 15, 2000 the Company's President was granted 500,000 options with an exercise price set at the average price for the 30 days prior to the grant date. Such average price was less than the closing price on the grant date. The Company is required to recognize compensation expense equal to the difference between the exercise price and the closing price of the Company's stock on the grant date for each option. A charge of $536,000 was recorded in May 2000, when one-third of the options vested. The remaining expense was to be charged ratably over the two-year vesting period for the remaining options. Due to the vesting of all outstanding options in connection with the merger on May 16, 2001, the remaining $577,000 expense was recognized as compensation expense in May 2001 bringing the total expense as of June 30, 2001 to $756,000. There was no such compensation expense in the period ended June 30, 2002.

     The following represents a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Potentially dilutive options and warrants totaling 3,485,998 in the three and six month periods ended June 30, 2002, respectively, and 457,000 and 1,987,000 in the three and six month periods ended June 30, 2001, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


SFAS No. 128 reconciliation (amounts in thousands except per share amounts):



                                                            Three Months Ended                   Three Months Ended
                                                              June 30, 2002                         June 30, 2001
                                                   ---------------------------------------------------------------------------
                                                      Loss         Shares     Per Share     Loss        Shares      Per Share
                                                   (Numerator)  (Denominator)  Amount    (Numerator) (Denominator)   Amount
                                                   ------------ ---------------------------------------------------------------
         Net loss per common share:
         Net loss available to common
            stockholders........................   $   (5,993)      23,586   $   (0.25)  $  (6,007)      18,861    $   (0.32)
                                                                             =========                             =========
         Effect of dilutive securities:
         Options and warrants...................   $      ---          ---             $       ---          ---
                                                   ----------       ------               ---------       ------
         Net loss per common share-diluted:
         Net loss available common stockholders
           and assumed conversions..............   $   (5,993)      23,586   $   (0.25)  $  (6,007)      18,861    $   (0.32)
                                                   ==========       ======   =========   =========       ======    =========



                                                             Six Months Ended                     Six Months Ended
                                                              June 30, 2002                         June 30, 2001
                                                   ---------------------------------------------------------------------------
                                                       Loss        Shares     Per Share     Loss        Shares      Per Share
                                                   (Numerator)  (Denominator)  Amount    (Numerator) (Denominator)   Amount
                                                   ----------------------------------------------------------------------------
         Net loss per common share:
         Net loss available to common stockholders
                                                   $  (15,356)      23,586   $   (0.65)  $  (2,378)      16,458    $   (0.14)
                                                                             =========                             =========
         Effect of dilutive securities:

         Options and warrants...................   $      ---          ---               $     ---          ---
                                                   ----------       ------               ---------       ------

         Net loss per common share-diluted:
         Net loss available common stockholders
             and assumed conversions............   $  (15,356)      23,586   $   (0.65)  $  (2,378)      16,458    $   (0.14)
                                                   ==========       ======   =========   =========       ======    =========

     In periods of loss, the effect of potentially dilutive options and warrants is excluded from the calculation as antidilutive. For the three and six months ended June 30, 2002, potential incremental shares of 521 and 2,077, respectively, were excluded.

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5 million of the Company's common stock. As of June 30, 2002, 311,000 shares had been acquired at an aggregate price of $1,905,000. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


3.   Long Term Debt

     On May 16, 2001, concurrent with the previously discussed merger, the Company's existing credit facility was replaced by a $200.0 million credit facility ("Credit Facility"). The borrowing base is determined from time to time by the lenders based on the Company's reserves and other factors deemed relevant by the lenders. Effective April 1, 2002, the borrowing base was redetermined at $100.0 million. The interest rate on borrowings is determined based upon the Company's credit rating and borrowing base utilization. Interest can be either Prime plus a margin of up to 1% or LIBOR plus a margin of 1.5% to 2.5%. The Credit Facility contains various covenants including certain required financial measurements for current ratio, ratio of total debt to EBITDAX and interest coverage ratio. Restrictions are placed on debt, liens, dividends, leases and capital spending on foreign operations. On June 30, 2002, $39.5 million was outstanding under the Credit Facility. As of June 30, 2002, the Company was in compliance with its covenants under the Credit Facility.

     The Company entered into various property sales with net proceeds of $10.6 million during the first half of 2002. Additional sales culminated in July 2002 with net proceeds of approximately $40 million. Substantially all such proceeds will be used to reduce outstanding borrowings under the Credit Facility to zero. As a result of these sales, the borrowing base was adjusted to $75 million.

     The Company is in the process of its regularly scheduled redetermination of the borrowing base for the Credit Facility and, as part of those discussions, will be negotiating the establishment of new covenants reflective of the downsized nature of the Company. The Company's plan is to have new covenants and a new borrowing base in place by mid-September. Due to the costs of restructuring and other non-recurring items in the fourth quarter of 2001, it appears that the Company may not satisfy the requirements of the existing covenants in the third quarter of 2002. If the Company is unable to amend certain covenants or establish new covenants, its ability to draw down on the facility may be restricted.

     In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes due 2007. On May 29, 2001 the Company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively, the "Notes") at a premium of $1.9 million. The premium is shown separately on the Balance Sheet. The premium is amortized as a reduction of interest expense over the life of the notes so that the effective interest rate on these additional bonds is 10.5%. Through June 30, 2002, approximately $309,000 of the premium had been amortized. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44%, which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of June 30, 2002, the Company was in compliance with its covenants under the Notes. In the event the Company becomes out of compliance with its credit facility covenants in the third quarter of 2002, the notes will not be impacted as the company intends to repay the credit facility to zero with the funds from the sale of assets, and the requirement that the Company be in compliance with the terms of other indebtedness is applicable only to borrowings in excess of $10.0 million.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


4.   Derivative Instruments and Hedging Activities

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Other Comprehensive Income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. For the quarters ended June 30, 2002 and 2001, respectively, a $2.9 million loss and a $473,000 loss were reported in the interest and other income line of the Statement of Operations due to commodity hedge ineffectiveness.

     In May 2002, the Company saw an opportunity to enter into hedging transactions at favorable prices. In order to maximize this opportunity, several existing oil collars were cancelled and new swaps and collars, hedging forecast oil production were acquired. The Company paid approximately $3.3 million to counterparties, the fair value of the oil price collars at that time, in order to cancel the transactions. As required by SFAS No. 133, the effective portion of the hedges at termination was $418,000. Such amount remains in Other Comprehensive Income and is amortized as a hedge loss over the 19-month life of the cancelled hedges.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


     The following tables detail all hedges of future production outstanding at June 30, 2002:

     Oil Hedges

                                                                                               NYMEX          NYMEX
                     Period                 BBLS         Total BBLS           Type             Price          Price
                                           Per Day                                             Floor         Ceiling
                     ------                -------       ----------           ----             -----         -------
               July 2002-Sep. 2002           4,500       414,000             Collar           $25.00         $26.50
               July 2002-Sep. 2002             500        46,000             Collar           $25.00         $27.00
               Oct. 2002-Dec. 2002           4,500       414,000             Collar           $25.00         $25.50
               Oct. 2002-Dec. 2002             500        46,000             Collar           $25.00         $25.90
               Jan. 2003-Mar. 2003           3,500       315,000              Swap            $24.80           n/a
               Jan. 2003-Mar.2003              500        45,000              Swap            $24.92           n/a
               Apr. 2003-June 2003           3,500       318,500              Swap            $24.30           n/a
               Apr. 2003-June 2003             500        45,500              Swap            $24.37           n/a
               July 2003-Sep. 2003           3,000       276,000              Swap            $23.95           n/a
               July 2003-Sep. 2003             500        46,000              Swap            $23.94           n/a
               Oct. 2003-Dec. 2003           3,000       276,000              Swap            $23.59           n/a
               Oct. 2003-Dec. 2003             500        46,000              Swap            $23.58           n/a

     Gas Hedges

                                                                                               NYMEX          NYMEX
                     Period                  MCF         Total MCF            Type             Price          Price
                                           Per Day                                             Floor         Ceiling
                     ------                -------       ----------           ----             -----         -------
               July 2002-Sep. 2002           9,800       901,600             Collar            $3.00          $6.60
               July 2002-Sep. 2002          10,000       920,000             Collar            $2.50          $3.55
               Oct. 2002-Dec. 2002           8,500       782,000             Collar            $3.40          $7.00
               Jan. 2003-Mar. 2003          10,000       920,000             Collar            $3.00          $4.65
               Apr. 2003-June 2003           5,000       455,000             Collar            $3.00          $4.02
               Apr. 2003-June 2003           5,000       455,000             Collar            $3.00          $3.97
               July 2003-Sep. 2003          10,000       920,000             Collar            $3.00          $4.10
               Oct. 2003-Dec. 2003          10,000       920,000             Collar            $3.00          $4.65

     By removing the price volatility from these volumes of oil and natural gas production, the Company has mitigated, but not eliminated, the potential negative effect of declining prices on its operating cash flow. The potential for increased operating cash flow due to increasing prices has also been reduced.

     Effective September 22, 1998, the Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for six-month periods each April 1 and October 1. The interest rate swap does not qualify for hedge accounting under SFAS No. 133 and is marked to market quarterly. The Company recognized $2.8 million, net of tax, loss as the cumulative effect of a change in accounting method related to this interest rate swap upon implementation of SFAS No. 133 in January 2001. Currently, the swap's fair value of $4.3 million is shown on the Balance Sheet as an $89,000 current liability and a $4.2 million long-term liability. The increase in the swap's fair value of $295,000 and decrease of $71,000 during the three months ended June 30, 2002 and 2001, respectively, have been included in interest expense.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


5.   Income Taxes

     The provision for federal and state income taxes for the three and six months ended June 30, 2002 was based upon a 35% effective tax rate. The $4.3 million valuation allowance on deferred taxes applicable at December 31, 2001 has been increased to $5.0 million at June 30, 2002, because the Company determined that the portion of deferred tax asset relating to state taxes generated during the quarter would not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

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

                                            Three Months Ended  Six Months Ended
                                               June 30, 2001     June 30, 2001
                                                 ---------         ---------
     Revenues ............................      $  46,331         $ 109,233
     Income before cumulative effective of
          change in accounting method ....      $  (7,165)        $   2,513
     Net income ..........................      $  (6,657)        $    (254)

     Net income per share ................      $   (0.28)        $   (0.01)
     Net income per share-diluted ........      $   (0.28)        $   (0.01)


7.   Restructuring

     During 2001 the Company took several steps planned to enhance its asset base, improve its cost structure and boost its competitive position in the business environment presented by low oil and gas prices. Among those steps were the reduction of staff by almost 50% and the termination of the Company's administrative, accounting, information technology services and field operations outsourcing contracts. In the fourth quarter of 2001, the Company recorded a $2.1 million charge associated with these plans. The charge was included in general and administrative expenses. During 2002, the Company paid these restructuring costs.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


8.   Related Party Transactions

     Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam, and J.P. Bryan, a director of Company is also managing director and stockholder of Torch. As of June 30, 2002, Milam owed the Company approximately $1.9 million in joint interest billings and cash calls related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. A portion of the outstanding receivable is past due. The Company is exercising its rights under the joint operating agreement to net all further revenue against all outstanding receivables until paid.

     A $250,000 payment under a non-compete agreement was paid in the second quarter to Tim J. Goff, Bargo's former CEO and former member of Mission's Board of Directors.

     During the fiscal year 1992, Company acquired an average 24.4% interest in three mining ventures (the "Mining Venture") from an unaffiliated individual for $128,500. At the time of such acquisition, J. P. Bryan, a member of the Mission Board of Directors, his brother, Shelby Bryan and Robert L. Gerry III (the "Affiliated Group"), owned an average 21.5% interest in the Mining Venture. Company's interest in the Mining Venture increased as it paid costs of the venture while the interest of the Affiliated Group decreased. Throughout the first half of 2001, the Company spent $137,000, primarily for soil core assays. These costs, plus the $729,000 accumulated on the Balance Sheet in Other Assets as of December 31, 2000, were charged to earnings in 2001. No such costs were incurred in 2002. Pursuant to contracts in place, Company is not obligated to make any future payments.

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)


9.   Segment Reporting

     The Company's operations were concentrated primarily in three segments: exploration and production of oil and natural gas in the United States, in Ecuador and gas plants. The Ecuadorian assets were sold in June 2001 and the gas plants were sold in October and November 2001.

                                                                   Three Months Ended          Six Months Ended
                                                                       June 30,                     June 30,
                                                               ------------------------      ------------------------
                                                                  2002           2001           2002         2001
                                                               ---------      ---------      ---------      ---------
Sales to unaffiliated customers:
Oil and gas - US .........................................     $  31,909      $  32,705      $  60,248      $  63,841
Oil and gas - Ecuador ....................................          --            1,355           --            1,877
Gas plants ...............................................          --            1,514           --            3,123
                                                               ---------      ---------      ---------      ---------
   Total sales ...........................................     $  31,909      $  35,574      $  60,248         68,841
   Interest and other income .............................        (3,643)          (331)        (9,682)           217
                                                               ---------      ---------      ---------      ---------
    Total revenues .......................................     $  28,266      $  35,243      $  50,566      $  69,058
                                                               =========      =========      =========      =========

Operating profit (loss) before income taxes and cumulative effect of change in accounting method:

   Oil and gas - US ......................................     $   7,068      $  10,757      $   9,038      $  27,275
   Oil and gas - Ecuador .................................          --             (155)          --           (1,698)
   Gas plants ............................................          --              852           --            1,711
                                                               ---------      ---------      ---------      ---------
                                                                   7,068         11,454          9,038         27,288
   Loss on sale of assets ................................         2,719         11,221          2,719         11,221
   Unallocated corporate expenses ........................         6,201          3,797         14,889          5,798
   Interest expense ......................................         7,369          5,868         15,055          9,832
                                                               ---------      ---------      ---------      ---------
   Operating profit (loss) before income taxes ...........     $  (9,221)     $  (9,432)     $ (23,625)     $     437
                                                               =========      =========      =========      =========
Identifiable assets:
   Oil and gas - US ......................................     $ 361,408      $ 410,023      $ 361,408      $ 410,023
   Oil and gas - Ecuador .................................          --             --             --             --
   Gas plants ............................................          --           11,099           --           11,099
                                                               ---------      ---------      ---------      ---------
                                                                 361,408        421,122        361,408        421,122
   Corporate assets and investments ......................        46,467         78,103         46,467         78,013
                                                               ---------      ---------      ---------      ---------
         Total ...........................................     $ 407,875      $ 499,225      $ 407,875      $ 499,225
                                                               =========      =========      =========      =========
Capital expenditures:
   Oil and gas - US ......................................     $   4,291      $  29,170      $  11,535      $  37,984
   Oil and gas - Ecuador .................................          --            3,542           --            4,151
   Gas plants ............................................          --              139           --              617
                                                               ---------      ---------      ---------      ---------
                                                               $   4,291      $  32,851      $  11,535      $  42,752
                                                               =========      =========      =========      =========
Depreciation, depletion, amortization and impairments:

   Oil and gas - US ......................................     $  10,924      $  10,558      $  22,199      $  17,935
   Oil and gas - Ecuador .................................          --              370           --              504
   Gas plants ............................................          --              318           --              625
                                                               ---------      ---------      ---------      ---------
                                                               $  10,924      $  11,246      $  22,199      $  19,064
                                                               =========      =========      =========      =========

                         MISSION RESOURCES CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)



10.  Subsequent Events

     As announced on July 16, 2002, the Company's chief executive officer and chairman of the board resigned effective July 31, 2002. The Company will incur related severance costs of $1.3 million which will be reported in general and administrative expenses in the third quarter of 2002.

     The Company's board of directors has selected Robert L. Cavnar to assume the roles of Chairman of the Board and Chief Executive Officer effective August 13, 2002. Mr. Cavnar was previously employed as Senior Vice President and Chief Financial Officer of El Paso Production Company.

     Through July 31, 2002, the Company sold non-core oil and gas properties for net proceeds of approximately $40 million. The proceeds received to date, and to be received following termination of preferential rights to purchase certain of the properties, are being used to pay down the entire outstanding balance under the Company's Credit Facility.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

ITEM 2.

General

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

The merger was financed through the issuance of $80.0 million in Company common stock to Bargo option holders and shareholders, and an initial draw down under a new credit facility of $166.0 million used to refinance Bargo's and Bellwether's then existing credit facilities and to pay the cash portion of the purchase price of the Bargo common stock and options, and the amount incurred by Bargo to redeem its preferred stock immediately prior to the merger. Company issued $125.0 million of additional senior subordinated notes on May 29, 2001 and used most of the net proceeds to reduce borrowings under the new credit facility.

Critical Accounting Policies

Mission's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company has indemnified certain of these policies as being of particular importance to the portrayal of its financial position and results of operations and which require the application of significant judgment by its management. The Company analyzes its estimates, including those related to oil and gas assets and the fair value of derivative instruments and bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes critical accounting policies, detailed in the Company's Form 10-K filed with the Securities and Exchange Commission, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

Company records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. Company may have an interest with other producers in certain properties. In this case, Company uses the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. No provision is made on the balance sheet to account for potential amounts due to or from Company related to gas imbalances.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Ecuador

Due to widening price differentials, higher operating costs and marginal drilling results, the Company decided in early 2001 to seek a buyer for its assets in Ecuador. In June 2001, with an effective date of May 31, 2001, the Company sold its wholly-owned subsidiaries that were party to the concessions of the Charapa and Tiguino fields. The Company retained two receivables:

     1) a $1.0 million escrow receivable from the purchaser to be settled before year end upon resolution of negotiations with the Ecuadorian government concerning production levels, and

     2) a receivable of approximately $900,000 to be collected out of oil sales from the partner in the Tiguino field.

In the fourth quarter of 2001, management deemed the $1.0 million receivable to be uncollectible due to a lack of success in negotiating with the Ecuador government, increasing the loss on the sale. In the second quarter of 2002, the partner receivable was reduced to $559,000, with the $341,000 charged to income as bad debt expense. The collectible portion of the receivable was determined based upon actual and estimated future operations of the field.

In June 2002, the Company was presented with post-closing adjustments in the final accounting for this sale. The post-closing adjustments include reimbursements for reduction of value added tax receivable, reimbursement of production royalties, pricing and volume adjustments negotiated with the purchaser through June 2002 and costs of completing the divestiture. The Company is recognizing the full amount of the proposed adjustments as a $2.7 million additional loss on the property sale. However, the Company continues to negotiate specific issues.

Liquidity and Capital Resources

The Company strives to maximize long-term shareholder value through aggressive growth in reserves and cash flow using advanced technologies, implementation of a low cost structure and maintenance of a capital structure supportive of growth. The Company employs an integrated interdisciplinary team approach to a balanced program of strategic acquisitions of producing oil and gas properties and technology driven development and exploration activities. The funding of these activities has historically been provided by operating cash flows, bank financing, debt and equity placements and sale of non-core assets. Future borrowings under credit facilities are subject to variables including the lenders' practices and policies, changes in the prices of oil and natural gas and changes in our oil and natural gas reserves. In periods of reduced availability of funds from either cash flows or credit sources, the Company would anticipate delaying planned capital expenditures, which could negatively impact future revenues and cash flows.

Cash Flows

Cash flow from operations, excluding changes in assets and liabilities was $10.3 million and $32.5 million for the six month periods ending June 30, 2002 and 2001, respectively. The period to period decrease in cash flow is due to the decline in oil and gas prices, increased interest expenses related to the $125.0 million of senior subordinated notes issued May 29, 2001, sale of properties since June 30, 2001 and increased production expenses related to the properties acquired in 2001.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Cash used in investing activities for the six month periods ending June 30, 2002 and 2001 was $1.3 million and $186.4 million, respectively. The Company invested $11.5 million in exploration and development of oil and gas properties for the six month period ended June 30, 2002 compared to $18.5 million for the same period of 2001. Spending on property acquisitions, however, was $169.1 million in 2001. In 2002, the Company has focused on evaluating existing properties and divesting of those determined to be non-core properties. Through June 30, 2002 $10.6 million in proceeds were received from the sale of oil and gas properties. Additional sales culminated in July 2002 with net proceeds of approximately $40 million.

Cash provided by financing activities was $4.4 million and $157.0 million for the six month periods ending June 30, 2002 and 2001, respectively. Activity in 2002 represents borrowing, net of principal payments under the Credit Facility. Activity in 2001 related to the Bargo merger with initial borrowings under the Credit Facility, which borrowings were substantially repaid with the proceeds of the $125.0 million issuance of subordinated notes.

A capital budget of $26.6 million was adopted for the year 2002, with $21.3 million for development, $0.6 million for exploration and $4.7 million for seismic data, land and other related items. The Company believes that cash flow provided by operating activities, borrowings under its credit facility and proceeds from property sales will be sufficient to fund its capital investment program.

Credit Facilities

The Company is party to a $200 million revolving credit facility ("Credit Facility"), which allows the Company to borrow, repay and re-borrow under the facility from time to time. The borrowing base is determined from time to time by lenders based on the Company's reserves and other factors deemed relevant by the lenders. Effective April 1, 2002, the borrowing base was set at $100.0 million, however, the total borrowing capacity under the Credit Facility has remained unchanged. The interest rate on borrowings is determined based upon the Company's credit rating and borrowing base utilization. Interest can be either Prime plus a margin of up to 1% or LIBOR plus a margin of 1.5% to 2.5%. During the first half of 2002, borrowings under the Credit Facility had an average interest rate of 4%. The Credit Facility contains various covenants including certain required financial measurements for current ratio, ratio of total debt to EBITDAX and interest coverage ratios. Restrictions are placed on debt, liens, dividends, leases and capital spending on foreign operations.

The Company entered into various property sales with net proceeds of $10.6 million during the first half of 2002. Additional sales culminated in July 2002 with net proceeds of approximately $40 million. Substantially all such proceeds will be used to reduce outstanding borrowings under the Credit Facility to zero. As a result of these sales, the borrowing base was adjusted to $75 million.

The Company's debt covenants under the Credit Facility for the four quarters of 2002 have been amended, with the required ratio of total debt to EBITDAX being increased and the required interest coverage ratio being reduced. At June 30, 2002, $39.5 million was outstanding under the Credit Facility. As of June 30, 2002, the Company was in compliance with the amended covenants.

 The Company is in the process of its regularly scheduled redetermination of the borrowing base for the Credit Facility and, as part of those discussions, will be negotiating the establishment of new covenants reflective of the downsized nature of the Company. The Company's plan is to have new covenants and a new borrowing base in place by mid-September. Due to the costs of restructuring and other non-recurring items in the fourth quarter of 2001, it appears that the Company may not satisfy the requirements of the existing covenants in the third quarter of 2002. If the Company is unable to amend certain covenants or establish new covenants, its ability to draw down on the Credit Facility may be restricted.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Senior Subordinated Notes

In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes due 2007. On May 29, 2001 the Company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively "Notes") at a premium of $1.9 million. The premium is shown separately on the Balance Sheet. The premium is amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional bonds is 10.5%. Through June 30, 2002, approximately $309,000 of the premium had been amortized. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of June 30, 2002, the Company was in compliance with its covenants under the Notes. In the event the Company becomes out of compliance with its Credit Facility covenants in the third quarter of 2002, the Notes will not be impacted as the Company intends to repay the Credit Facility to zero with the funds from the sale of assets, and the requirement that the Company be in compliance with the terms of other indebtedness is applicable only to borrowings in excess of $10.0 million.

The Company receives debt ratings from two major rating agencies in the United States. In determining Company's debt rating, the agencies consider a number of items including, but not limited to, debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. Company's corporate bonds are rated "B+, Negative Watch" by Standard & Poor's and "Caa1, Negative Outlook" by Moody's. There are no "rating triggers" in the Company's Notes or its Credit Facility.

Gas Balancing

It is customary in the industry for working interest partners to sell more or less than their entitled share of natural gas. The settlement or disposition of existing gas balancing positions is not anticipated to materially impact the financial condition of the Company.

Related Parties

Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam, and J.P. Bryan, a director of Company, is also managing director and stockholder of Torch. As of June 30, 2002, Milam owed the Company approximately 1.9 million in joint interest billings and cash calls related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. A portion of the outstanding receivable is past due. The Company is exercising its rights under the joint operating agreement to net all further revenue against all outstanding receivables until paid.

A $250,000 payment under a non-compete agreement was paid in the second quarter to Tim J. Goff, Bargo's former CEO and former member of Mission's Board of Directors.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

During the fiscal year 1992, Company acquired an average 24.4% interest in three mining ventures (the "Mining Venture") from an unaffiliated individual for $128,500. At the time of such acquisition, J. P. Bryan, a member of the Mission Board of Directors, his brother, Shelby Bryan and Robert L. Gerry III (the "Affiliated Group"), owned an average 21.5% interest in the Mining Venture. Company's interest in the Mining Venture increased as it paid costs of the venture while the interest of the Affiliated Group decreased. Throughout the first half of 2001, the Company spent $137,000, primarily for soil core assays. These costs, plus the $729,000 accumulated on the Balance Sheet in Other Assets as of December 31, 2000, were charged to earnings in 2001. No such costs were incurred in 2002. Pursuant to contracts in place, Company is not obligated to make any future payments.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provided accounting requirements for retirement obligations associated with tangible long-lived assets, including:

     o the timing of liability recognition;
     o initial measurement of liability;
     o allocation of asset retirement cost to expense;
     o subsequent measure of the liability; and
     o financial statement disclosures.

SFAS No. 143 requires that asset retirement cost be capitalized as a part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. Company will adopt this statement effective January 1, 2003. The transition adjustment resulting from the adoption of SFAS No. 143 will be reported as a cumulative effect of a change in accounting principle. At this time, Company cannot reasonably estimate the effect of the adoption of this statement on either its financial position or results of operations.

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

SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections, was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company is evaluating the impact of SFAS No. 145.

SFAS No. 146, Accounting for Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant the guidance set forth in EITF Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 is effective for the exit and disposal activities initiated after December 31, 2001. The Company is evaluating the impact of SFAS No. 146.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations

The following table sets forth certain operating information for the Company for the periods presented:

                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                          -------------------------------------------------------
                                                                2002        2001 (2)        2002        2001 (2)
                                                          -------------------------------------------------------
 Production:
    Oil and condensate (MBbls)--US......................         905           826         1,895        1,293
    Oil and condensate (MBbls)--Ecuador.................         ---            69           ---           95
    Natural gas (MMcf)..................................       3,530         4,631         7,164        8,679
    Equivalent barrels (MBOE)...........................       1,493         1,667         3,089        2,835

 Average sales price including the effect of hedges:

    Oil and condensate ($ per Bbl)--US..................       22.60         22.54         20.58        23.03
    Oil and condensate ($ per Bbl)--Ecuador.............         ---         19.64           ---        19.76
    Natural gas  ($ per Mcf)............................        3.25          3.04          2.96         3.92

 Average sales price excluding the effect of hedges:

    Oil and condensate ($ per Bbl) --US.................       22.67         22.54         20.38        23.03
    Oil and condensate per ($ per Bbl) -Ecuador.........         ---         19.64           ---        19.76
    Natural gas ($ per Mcf).............................        3.25          4.35          2.79         5.65

 Average costs:
    Lease operating expenses (per Boe)..................      $ 8.26        $ 6.42        $ 8.45       $ 6.29
    Production taxes (per Boe)..........................      $ 1.02        $ 0.62        $ 0.90       $ 0.64
    General and administrative expense
          (per Boe)--US.................................      $ 1.71        $ 1.73        $ 1.69       $ 1.93
    General and administrative expense
            (per Boe)--Ecuador..........................      $  ---        $10.26        $  ---       $ 7.60
    Depreciation, depletion and amortization
         (per Boe)(1) --US..............................      $ 7.21        $ 6.61        $ 7.06       $ 6.55
    Depreciation, depletion and amortization
         (per Boe)(1) --Ecuador.........................      $  ---        $ 5.36        $  ---       $ 5.31



(1) Excludes depreciation, depletion and amortization on gas plants, furniture and fixtures and other assets.

(2) Beginning with May 16, 2001, the operations of the former Bargo properties are included.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Three Months Ended June 30, 2002 and 2001

Net Loss

For the three months ended June 30, 2002, the Company reported a loss of $6.0 million or $0.25 per share, and for the same period in 2001 reported a loss of $6.0 million, or $0.32 per share. The $11.2 million dollar loss on the sale of the company's Ecuadorian interests had a significant impact on net income in 2001. Additionally, the impact of the May 16, 2001 merger with Bargo is reflected for the entire quarter in 2002 as compared to one-half the quarter in 2001.

Oil and Gas Revenues

Oil revenues increased 3% to $20.5 million for the quarter ended June 30, 2002 from $20.0 million for the same quarter of the previous year. Average realized oil prices for the quarter ended June 30, 2002 were $22.60 per Bbl as compared to $22.31 per Bbl, including Ecuadorian oil, for 2001. Oil production increased to 905 MBbls for the quarter ended June 30, 2002 from 898 MBbls for the same quarter of the previous year. Increased production as a result of the Bargo merger and the acquisition of properties in south Louisiana made up for production lost as a result of the Ecuador divestiture.

Gas revenues decreased 19% from $14.1 million reported for the quarter ended June 30, 2001 to $11.5 million for the quarter ended June 30, 2002. Gas prices averaged $3.25 per Mcf, or 7% higher, in the three month period ended June 30, 2002 as compared to $3.04 per Mcf in the comparable period of 2001. Gas production was down 24% compared to the same quarter of 2001 with 3,530 MMcf and 4,631 MMcf for the three month periods ending June 30, 2002 and 2001, respectively, reflecting the steep production declines of the Gulf of Mexico and the impact of recent property sales.

The realized prices discussed above include the impact of oil and gas hedges. A decrease of $66,000 related to hedging activity was reflected in oil and gas revenues for the three months ended June 30, 2002, while a decrease in oil and gas revenues of $6.1 million was reflected for the same period of 2001. Ecuadorian oil production was not hedged.

Gas Plant Revenues

Gas plant revenues were $1.5 million in the quarter ended June 30, 2001. There were no gas plant revenues in the three months ended June 30, 2002 because these gas plants were sold in 2001.

Interest and Other Income

Interest and other income decreased significantly to a net expense of $3.6 million in the three months ended June 30, 2002 from a net expense of $331,000 for the three months ended June 30, 2001. The $2.9 million loss on ineffectiveness of commodity hedges in 2002 as compared to $473,000 for the same period of 2001 accounts for most of the decrease, while the write off of approximately $851,000 in receivables in the second quarter of 2002 accounts for the remainder. As discussed previously, approximately $341,000 of the partner receivable retained after selling the Ecuador properties, was written off. In addition, a note receivable from a former executive, secured by stock of the Company, was reduced to the current market value of the collateral, resulting in a $359,000 loss.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Production Expenses

Lease operating expenses increased 15% to $12.3 million in the three months ended June 30, 2002, from $10.7 million in the three months ended June 30, 2001. Production taxes increased 48% to $1.5 million in the quarter ended June 30, 2002 from $1.0 million for the same period of the previous year. Production tax increases reflect the inclusion of the Bargo properties for an entire quarter. Because most of the Bargo properties were onshore, a larger proportion of the Bargo production is burdened by production taxes. On a barrel equivalent basis
(BOE), lease operating expenses, excluding production taxes, increased 29% per BOE for the quarter ended June 30, 2002, from $6.42 per BOE for the three months ended June 30, 2001. Increased production expenses were primarily attributable to the inclusion of the properties acquired in the Bargo merger for the entire quarter.

Transportation Costs

Transportation costs were not significant in either period presented.

Gas Plant Expenses

Gas plant expenses were $662,000 in the quarter ended June 30, 2001. There were no gas plant expenses in the three months ended June 30, 2002 because these gas plants were sold in 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased 6% to $10.9 million for the three months ended June 30, 2002 from $11.6 million for the same period of 2001. The total for the quarter ended June 30, 2001 included approximately $317,000 of depreciation on the gas plants that were sold in late 2001 and $268,000 of goodwill amortization. Neither of these items continued into 2002. Depreciation, depletion and amortization per BOE has increased 10% to $7.21 per BOE in the quarter ended June 30, 2002, from $6.56 per BOE in the same period of 2001. This increase was offset by the decrease in volumes of 10% from the 2001 quarter level.

General and Administrative Expenses

General and administrative expenses decreased 26% to $2.6 million for the three months ended June 30, 2002 as compared to $3.5 million for the same period of fiscal 2001. The general and administrative expense savings is primarily attributable to reductions in staff and executive pay in 2002.

Interest Expense

Interest expense increased 25% to $7.4 million for the three months ended June 30, 2002 from $5.9 million in the same period of 2001. The additional $125.0 million of 10-7/8% subordinated debt issued on May 29, 2001 accounts for the increased interest expense, but the impact has been reduced by significant declines in the interest rates paid on bank debt and a $295,000 gain on the interest rate swap in 2002.

Income Taxes

The provision for federal and state income taxes for the three months ended June 30, 2002 was based upon a 35% effective tax rate. The $4.3 million valuation allowance on deferred taxes applicable at December 31, 2001 has been increased to $5.0 million at June 30, 2002, because the Company determined that the portion of deferred tax asset relating to state taxes generated during the quarter would not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Six Months Ended June 30, 2001 and 2000

Net Loss

For the six months ended June 30, 2002, the Company reported a loss of $15.4 million or $0.65 per share, while the same period in 2001 had a loss of $2.4 million, or $0.14 per share. Lower commodity prices, a $9.1 million loss on hedge ineffectiveness, and increased interest expense and lease operating expense resulting from the May 2001 merger with Bargo were the primary reasons for the variance.

Oil and Gas Revenues

Oil revenues increased 23% to $39.0 million for the six months ended June 30, 2002 from $31.7 million for the same period of the previous year. Average realized oil prices for the six month period ended June 30, 2002 were $20.58 per Bbl as compared to $22.81 per Bbl, including Ecuadorian oil, for the same period in 2001. Oil production increased to 1,895 MBbls for the six month period ended June 30, 2002 from 1,388 MBbls for the same period of the previous year. Increased production in 2002 resulting from the Bargo merger and the acquisition of properties in south Louisiana made up for production lost as a result of the Ecuador divestiture.

Gas revenues decreased 38% to $21.2 million reported for the first half of 2002, from $34.1 million for the first half of 2001. Gas prices averaged $2.96 per Mcf, or 24% lower, in the six month period ended June 30, 2002 as compared to $3.92 per Mcf in the comparable period of 2001. Gas production decreased 17% to 7,164 Mmcf in the first half of 2002, from 8,679 Mmcf in the first half of 2001. The approximately 35% annual production decline on the offshore properties, combined with the impact of late 2001 and first quarter 2002 property sales, is evident in this decline. These production declines were partially offset by inclusion of the Bargo properties' gas production after May 16, 2001.

The realized prices discussed above include the impact of oil and gas hedges. An increase of $1.6 million related to hedging activity was reflected in oil and gas revenues for the six months ended June 30, 2002, while a decrease in oil and gas revenues of $14.9 million was reflected for the same period of 2001. Ecuadorian oil production was not hedged.

Gas Plant Revenues

Gas plant revenues were $3.1 million in the six months ended June 30, 2001. There were no gas plant revenues in the six months ended June 30, 2002 because these gas plants were sold in 2001.

Interest and Other Income

Interest and other income decreased significantly to a net expense of $9.7 million in the six months ended June 30, 2002 from $217,000 income for the six months ended June 30, 2001. A net loss on ineffectiveness of commodity hedges of $9.1 million in 2002 versus a net gain of $266,000 reflected in the same period of 2001 contributed significantly to the decrease. The write off of approximately $851,000 in receivables in the second quarter of 2002 as compared to $261,000 in 2001 accounts for the remainder of the decrease. As discussed previously, approximately $341,000 of the partner receivable retained after selling the Ecuador properties, was written off. In addition, a note receivable from a former executive, secured by stock of the Company, was reduced to the current market value of the collateral, resulting in a $359,000 loss.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Production Expenses

Lease operating expenses increased 46% to $26.1 million in the six months ended June 30, 2002, from $17.8 million in the six months ended June 30, 2001. Production taxes increased 53% to $2.8 million in the six months ended June 30, 2002 from $1.8 million for the same period of the previous year. Production tax increases reflect the inclusion of the Bargo properties for the entire period of 2002 versus only one and one-half months included in 2001. Because most of the Bargo properties were on-shore, a larger proportion of the Bargo production is burdened by production taxes. On a barrel equivalent basis (BOE), lease operating expenses, excluding production taxes, increased 34% per BOE for the six months ended June 30, 2002, from $6.29 per BOE for the six months ended June 30, 2001. Increased production expenses were primarily attributable to the inclusion of the properties acquired in the Bargo merger for the entire period of 2002 as compared with only one-half a quarter in 2001.

Transportation Costs

Transportation costs were not significant in either period presented.

Gas Plant Expenses

Gas plant expenses increased 8% to $1.4 million in the six months ended June 30, 2001. There were no gas plant expenses in the six months ended June 30, 2002 because these gas plants were sold in 2001.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased 13% to $22.2 million for the six months ended June 30, 2002 from $19.6 million for the same period of 2001. While the totals for the six months ended June 30, 2001 included approximately $625,000 of depreciation on the gas plants and $268,000 of goodwill amortization, increase in production volumes and the per BOE rate caused the overall increase. Depreciation, depletion and amortization per BOE has increased 8% to $7.06 per BOE in the period ended June 30, 2002, from $6.51 per BOE in the same period of 2001. Production volumes increased on a per BOE basis by 10%.

General and Administrative Expenses

General and administrative expenses totaled $5.2 million in the six months ended June 30, 2002 as compared to $6.0 million for the same period of fiscal 2001, a decrease of 13%. The savings is primarily attributable to the reductions in staff and executive pay in 2002, offset by increases in management fees related to the integration and operation of the Bargo properties.

Interest Expense

Interest expense increased 54% to $15.1 million for the six months ended June 30, 2002 from $9.8 million in the same period of 2001. The additional $125.0 million of 10-7/8% subordinated debt issued on May 29, 2001 accounts for the increased interest expense, but the impact has been reduced by significant declines in the interest rates paid on bank debt and a $255,000 gain on the interest rate swap in 2002.

                         MISSION RESOURCES CORPORATION

               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Income Taxes

The provision for federal and state income taxes for the six months ended June 30, 2002 was based upon a 35% effective tax rate. The $4.3 million valuation allowance on deferred taxes applicable at December 31, 2001 has been increased to $5.0 million at June 30, 2002, because the Company determined that the portion of deferred tax asset relating to state taxes generated during the quarter would not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

Forward Looking Statements

This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, and the effect of gas balancing, are forward-looking statements. There can be no assurances that such forward-looking statements will be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Form 10-K filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                         MISSION RESOURCES CORPORATION

           Quantitative and Qualitative Disclosures about Market Risk

ITEM 3.

The Company is exposed to market risk, including adverse changes in commodity prices and interest rates.

Commodity Price Risk - Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. The Company frequently utilizes a combination of options, structured as a collar because there are no up-front costs and protection is given against low prices. Recently, as shown on the following tables, the Company has entered into some commodity swaps. These hedges assure that the revenues Company receives on the hedged production will be at prices no lower than the price floor and no higher than the price ceiling.

The following tables detail all hedges of future production outstanding at June 30, 2002:

     Oil Hedges

                                                                                               NYMEX          NYMEX
                     Period                 BBLS         Total BBLS           Type             Price          Price
                                           Per Day                                             Floor         Ceiling
               -----------------------------------------------------------------------------------------------------
               July 2002-Sep. 2002           4,500       414,000             Collar           $25.00         $26.50
               July 2002-Sep. 2002             500        46,000             Collar           $25.00         $27.00
               Oct. 2002-Dec. 2002           4,500       414,000             Collar           $25.00         $25.50
               Oct. 2002-Dec. 2002             500        46,000             Collar           $25.00         $25.90
               Jan. 2003-Mar. 2003           3,500       315,000              Swap            $24.80           n/a
               Jan. 2003-Mar.2003              500        45,000              Swap            $24.92           n/a
               Apr. 2003-June 2003           3,500       318,500              Swap            $24.30           n/a
               Apr. 2003-June 2003             500        45,500              Swap            $24.37           n/a
               July 2003-Sep. 2003           3,000       276,000              Swap            $23.95           n/a
               July 2003-Sep. 2003             500        46,000              Swap            $23.94           n/a
               Oct. 2003-Dec. 2003           3,000       276,000              Swap            $23.59           n/a
               Oct. 2003-Dec. 2003             500        46,000              Swap            $23.58           n/a

     Gas Hedges

                                                                                               NYMEX          NYMEX
                     Period                  MCF         Total MCF            Type             Price          Price
                                           Per Day                                             Floor         Ceiling
               -----------------------------------------------------------------------------------------------------
               July 2002-Sep. 2002           9,800       901,600             Collar            $3.00          $6.60
               July 2002-Sep. 2002          10,000       920,000             Collar            $2.50          $3.55
               Oct. 2002-Dec. 2002           8,500       782,000             Collar            $3.40          $7.00
               Jan. 2003-Mar. 2003          10,000       920,000             Collar            $3.00          $4.65
               Apr. 2003-June 2003           5,000       455,000             Collar            $3.00          $4.02
               Apr. 2003-June 2003           5,000       455,000             Collar            $3.00          $3.97
               July 2003-Sep. 2003          10,000       920,000             Collar            $3.00          $4.10
               Oct. 2003-Dec. 2003          10,000       920,000             Collar            $3.00          $4.65

These commodity derivative instruments expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to Company. The Company believes it selects creditworthy counterparties to its hedge transactions. Each of Company's counterparties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor or Moody's.

                         MISSION RESOURCES CORPORATION

           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk - The Company may enter into financial instruments such as interest rate swaps to manage the impact of interest rates. Effective September 22, 1998, Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Company receives a fixed interest rate and pays a floating interest rate, subject to a cap, based on the simple average of three foreign LIBOR rates. Floating rates are re-determined for a six-month period each April 1 and October 1. After April 1, 2002, the floating rate is capped at 12.375%. The floating rate for the period from April 1, 2002 to October 1, 2002 is 11.3%. The Company's exposure to changes in interest rates primarily results from short-term changes in the LIBOR rates. A 10% change in the floating LIBOR rates would change interest costs to the Company by $862,000 per year. This agreement is not held for trading purposes. The swap provider is a major financial institution, and the Company does not anticipate non-performance by the provider. The Company marks the swap value to market quarterly, recording changes in value as additional interest expense of $295,000 and $71,000 for the three months ended June 30, 2002 and 2001, respectively.

                         MISSION RESOURCES CORPORATION

                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings

          None

ITEM 2. Changes in Securities and Use of Proceeds

          None.

ITEM 3. Defaults Upon Senior Securities

          None.

ITEM 4. Submission of Matters to a Vote of Security Holders

A proxy statement was sent to all shareholders of record as of April 9, 2002 for the following matters which were voted on at the annual meeting of shareholders held on May 21, 2002:

Election of Board of Directors:
     Douglas G. Manner, 15,153,992 shares in favor, 2,043,509 shares abstaining, and no shares voting against. Judy Ley Allen, 16,710,651 shares in favor, 486,850 shares abstaining, and no shares voting against. Timothy Goff, 16,365,569 shares in favor, 831,932 shares abstaining, and no shares voting against. Robert Rooney, 16,709,151 shares in favor, 488,350 shares abstaining, and no shares voting against. Jonathon Clarkson, 16,010,546 shares in favor, 1,186,955 shares abstaining, and no shares voting against
     J. P. Bryan, 16,667,109 shares in favor, 530,392 shares abstaining, and no shares voting against. D. Martin Phillips, 16,317,451 shares in favor, 880,050 shares abstaining, and no shares voting against.

No other matters were brought up at the meeting.

A copy of the proxy statement was filed with the Securities and Exchange Commission on April 18, 2002 and is incorporated herein by reference.

ITEM 5. Other Information

          None.

ITEM 6. Exhibits and Reports on Form 8-K

        a. Exhibits.

          The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

          2.1 Agreement and Plan of Merger, dated January 24, 2001, between Bellwether Exploration Company and Bargo Energy Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed January 25, 2001).

          3.1 Certificate of Incorporation of Bellwether Exploration Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 No. 33-76570).

                         MISSION RESOURCES CORPORATION

                           PART II. OTHER INFORMATION


3.2 Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

3.3 Certificate of Designation, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A dated September 19, 1997).

3.4  By-laws of Bellwether Exploration Company (incorporated by reference to
     Exhibit 3.2 to the Company's Registration Statement on Form S-1 No.
     33-76570)

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

4.1 Specimen Stock Certificate (incorporated by reference in Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-76750.

10.1 First Amendment to the Credit Agreement by and among Company and JPMorgan Chase Bank, as Administrative Agent, BNP Paribas, as Syndication Agent, First Union National Bank and Fleet National Bank, as Co-Documentation Agent, and the Lenders Signatory thereto, dated May 29, 2001 (filed herewith).

10.2 Second Amendment to the Credit Agreement by and Company and by and among Company and JPMorgan Chase Bank, as Administrative Agent, BNP Paribas, as Syndication Agent, First Union National Bank and Fleet National Bank, as Co-Documentation Agent, and the Lenders Signatory Hereto, dated March 28, 2002 (filed herewith).

10.3 Separation Agreement between Douglas G. Manner and Mission Resources Corporation dated effective July 31, 2002 (filed herewith).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company (filed herewith).

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company (filed herewith).


   b. Reports on Form 8-K

     (i) Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2002, regarding the resignation of Tim J. Goff from the Company's board of directors.

                          MISSION RESOURCES CORPORATION

                           PART II. OTHER INFORMATION


                          MISSION RESOURCES CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MISSION RESOURCES CORPORATION
                                -----------------------------
                                        (Registrant)


Date:   August 14, 2002         By:    /s/
                                       Robert L. Cavnar
                                       Chief Executive Officer

Date:   August 14, 2002         By:    /s/
                                       Jonathan M. Clarkson
                                       Chief Financial Officer