Form 10-Q
period 2002-09-30
MISSION RESOURCES CORP
filed 2002-11-14
CIK 319459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                   (Mark One)
      X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      --
                              Exchange Act of 1934
                For the quarterly period ended September 30, 2002

                                       or

      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                   For the Transition Period From _____ to _________

                         Commission file number: 0-9498


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -

As of November 7, 2002, 23,830,771 shares of common stock of Mission Resources Corporation were outstanding.

                          MISSION RESOURCES CORPORATION

                                      INDEX

                                                                                            Page #
                                                                                            ------
PART I.   FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets:
             September 30, 2002 (Unaudited) and December 31, 2001 ........................     1
           Condensed Consolidated Statements of Operations (Unaudited):
             Three months and nine months ended September 30, 2002 and 2001 ..............     3
           Condensed Consolidated Statements of Cash Flows (Unaudited):
             Nine months ended September 30, 2002 and 2001 ...............................     4
           Notes to Condensed Consolidated Financial Statements (Unaudited) ..............     6

  ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................................    20

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ....................    33

  ITEM 4.  Controls and Procedures .......................................................    34

PART II.  OTHER INFORMATION ..............................................................    35

  ITEM 1.  Legal Proceedings .............................................................    35

  ITEM 2.  Change in Securities and Use of Proceeds ......................................    35

  ITEM 3.  Defaults Upon Senior Securities ...............................................    35

  ITEM 4.  Submission of Matters to a Vote of Security Holders ...........................    35

  ITEM 5.  Other Information .............................................................    35

  ITEM 6.  Exhibits and Reports on Form 8-K ..............................................    36

                          PART I. FINANCIAL INFORMATION

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

ITEM I.     FINANCIAL STATEMENTS

                                                     ASSETS
                                                     ------
                                                                                                  September 30,  December 31,
                                                                                                       2002          2001
                                                                                                  -------------  ------------
                                                                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents .......................................................................   $  16,947      $     603
Accounts receivable and accrued revenues ........................................................      13,882         25,668
Current portion of interest rate swap ...........................................................         ---            180
Commodity derivative asset ......................................................................         ---          8,359
Prepaid expenses and other ......................................................................       3,406          3,879
                                                                                                    ---------      ---------
    Total current assets ........................................................................      34,235         38,689
                                                                                                    ---------      ---------

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties (full cost):
    United States - Unproved properties of $10,412 and $15,530 excluded from depletion as of September 30, 2002 and December 31, 2001,
       respectively .............................................................................     770,931        753,905
Accumulated depreciation, depletion and amortization--oil and gas ...............................    (452,167)      (374,167)
                                                                                                    ---------      ---------
Net property, plant and equipment ...............................................................     318,764        379,738

Leasehold, furniture and equipment ..............................................................       3,494          3,347
Accumulated depreciation ........................................................................      (1,320)          (916)

                                                                                                    ---------      ---------
Net leasehold, furniture and equipment ..........................................................       2,174          2,431
                                                                                                    ---------      ---------
LONG TERM RECEIVABLE ............................................................................         ---            899

GOODWILL & OTHER INTANGIBLES ....................................................................      14,612         15,436

OTHER ASSETS ....................................................................................       7,044         10,571
                                                                                                    ---------      ---------
                                                                                                    $ 376,829      $ 447,764
                                                                                                    =========      =========

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                (Amounts in thousands, except share information)

                                                                                               September 30,   December 31,
                                                                                                    2002           2001
                                                                                               -------------   ------------
                                                                                                (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities .....................................................   $  28,946       $  38,584
Commodity derivative liabilities .............................................................       5,621             ---
Current portion of interest rate swap ........................................................         594             ---
                                                                                                 ---------       ---------
    Total current liabilities ................................................................      35,161          38,584
                                                                                                 ---------       ---------

LONG-TERM DEBT:
Revolving credit facility ....................................................................       7,000          35,000
Subordinated notes due 2007 ..................................................................     225,000         225,000
Unamortized premium on issuance of $125 million subordinated notes ...........................       1,500           1,695
                                                                                                 ---------       ---------
     Total long-term debt ....................................................................     233,500         261,695
                                                                                                 ---------       ---------

INTEREST RATE SWAP, excluding current portion ................................................       1,906           4,248

COMMODITY DERIVATIVE LIABILITIES, excluding current portion ..................................         449             ---

DEFERRED INCOME TAXES ........................................................................      18,748          31,177

OTHER LIABILITIES ............................................................................         ---           1,820

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued or
    outstanding at September 30, 2002 and December 31, 2001 ..................................         ---             ---
Common stock, $0.01 par value, 60,000,000 shares authorized, 23,896,959 shares
     issued at September 30, 2002 and December 31, 2001, respectively ........................         239             239
Additional paid-in capital ...................................................................     163,837         163,735
Retained deficit .............................................................................     (71,899)        (54,115)
Treasury stock, at cost, 311,000 shares ......................................................      (1,905)         (1,905)
Other comprehensive income (loss), net of taxes ..............................................      (3,207)          2,286
                                                                                                 ---------       ---------
     Total stockholders' equity ..............................................................      87,065         110,240
                                                                                                 ---------       ---------

                                                                                                 $ 376,829       $ 447,764
                                                                                                 =========       =========

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

              (Amounts in thousands, except per share information)

                                                            Three Months Ended               Nine Months Ended
                                                               September 30                    September 30
                                                          ------------------------       -------------------------
                                                            2002           2001             2002           2001
                                                          --------------------------------------------------------
REVENUES:
 Oil revenues ..........................................  $  16,606     $   25,128       $  55,614      $  56,789
 Gas revenues ..........................................      9,242         12,906          30,482         46,963
 Gas plant revenues ....................................        ---          1,152             ---          4,275
 Interest and other income (expense) ...................      1,723          1,311          (7,959)         1,528
                                                          ------------------------       ------------------------
                                                             27,571         40,497          78,137        109,555
                                                          ------------------------       ------------------------

COST AND EXPENSES:
 Production expenses and taxes .........................     11,008         14,940          39,881         34,590
 Transportation costs ..................................         73             10             211             60
 Gas plant expenses ....................................        ---            559             ---          1,971
 Mining venture ........................................        ---             41             ---            907
 Loss on sale of assets ................................        ---            381           2,719         11,602
 Depreciation, depletion and amortization ..............      9,718         13,458          31,917         33,033
 General and administrative expenses ...................      5,142          3,453          10,349          9,468
 Interest expense ......................................      5,365          6,226          20,420         16,058
                                                          -------------------------------------------------------
                                                             31,306         39,068         105,497        107,689
                                                          -------------------------------------------------------

Income (loss) before income taxes and cumulative
 effect of a change in accounting method ...............     (3,735)         1,429          27,360)         1,866
Provision (benefit) for income taxes ...................     (1,307)           736          (9,576)           784
                                                          -------------------------------------------------------
Income (loss) before income taxes and cumulative
 effect of a change in accounting method ...............  $  (2,428)    $      693       $ (17,784)     $   1,082
Cumulative effect of a change in accounting
 method, net of deferred tax of $1,633 .................        ---            ---             ---          2,767
                                                          ------------------------       ------------------------
Net income (loss) ......................................  $  (2,428)    $      693       $ (17,784)     $  (1,685)
                                                          ========================       ========================
Income (loss) before cumulative effect of a
  change in accounting method per share ................  $   (0.10)    $     0.03       $   (0.75)     $    0.06
                                                          ========================       ========================
Income (loss) before cumulative effect of a
 change in accounting method per share-diluted .........  $   (0.10)    $     0.03       $   (0.75)     $    0.06
                                                          ========================       ========================
Net income (loss) per share ............................  $   (0.10)    $     0.03       $   (0.75)     $   (0.09)
                                                          ========================       ========================
Net income (loss) per share-diluted ....................  $   (0.10)    $     0.03       $   (0.75)     $   (0.09)
                                                          ========================       ========================
Weighted average common shares outstanding .............     23,586         23,586          23,586         18,860
                                                          ========================       ========================
Weighted average common shares outstanding-diluted .....     23,586         23,681          23,586         19,189
                                                          ========================       ========================

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             -------------------------
                                                                                2002            2001
                                                                             ----------      ---------
Cash flows from operating activities:
Net loss ..................................................................  $  (17,784)     $  (1,685)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation, depletion and amortization ..............................      31,917         33,033
    Gain on interest rate swap ............................................      (1,567)          (699)
    (Gain) loss due to commodity hedge ineffectiveness ....................       9,308         (1,524)
    Mining venture ........................................................         ---            729
    Cumulative effect of a change in accounting method,
      net of deferred tax .................................................         ---          2,767
    Stock option expense ..................................................         102            799
    Amortization of deferred financing costs and bond
      premium .............................................................       1,949          1,206
    Loss on sale of assets ................................................         ---         11,602
    Bad debt expense ......................................................         763            183
    Deferred income taxes .................................................      (9,576)          (550)
Changes in assets and liabilities:
    Accounts receivable and accrued revenue ...............................       8,435          3,308
    Accounts payable and other liabilities ................................     (10,186)        (8,790)
    Abandonment costs .....................................................      (2,505)          (874)
    Other .................................................................       1,631         (2,284)
                                                                             ----------      ---------
    Net cash flows provided by operating activities .......................      12,487         37,221
                                                                             ----------      ---------

Cash flows from investing activities:
  Acquisition of oil and gas properties ...................................        (419)       (23,566)
  Acquisition of Bargo oil and gas properties .............................         ---       (143,886)
  Additions to properties and facilities ..................................     (16,607)       (29,597)
  Additions to leasehold, furniture and equipment .........................        (147)          (529)
  Proceeds on sale of Ecuador interests, net of costs .....................         ---          4,760
  Proceeds on sale of oil and gas properties, net of costs ................      49,095         16,399
  Additions to gas plant facilities .......................................         ---         (1,081)
                                                                             ----------      ---------
Net cash flows provided by (used in) investing activities .................      31,922       (177,500)
                                                                             ----------      ---------

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                             (Amounts in thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                      -------------------------
                                                                         2002            2001
                                                                      ----------      ---------
Cash flows from financing activities:
  Proceeds from borrowings .........................................      21,000         208,754
  Payments of long term debt .......................................     (49,000)       (195,204)
  Net proceeds from issuance of common stock .......................         ---             899
  Proceeds from issuance of senior subordinated notes due
      2007, including premium ......................................         ---         126,875
  Credit facility costs ............................................         (65)         (7,055)
                                                                      ----------      ----------
  Net cash flows (used in) provided by financing activities ........     (28,065)        134,269
                                                                      ----------      ----------
  Net increase (decrease) in cash and cash equivalents .............      16,344          (6,010)
  Cash and cash equivalents at beginning of period .................         603          14,464
                                                                      ----------      ----------
Cash and cash equivalents at end of period .........................  $   16,947      $    8,454
                                                                      ==========      ==========

                                                                           Nine Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                          2002           2001
                                                                      ----------      ----------
Supplemental disclosures of cash flow information:

Cash paid (received) during the period:
  Interest .........................................................  $   14,003      $    8,140
  Income taxes (refunds) ...........................................  $   (4,972)     $    2,185

Supplemental schedule of non-cash investing and financing activities:

Fair value of assets and liabilities acquired:
    Net current assets and other assets ............................  $      ---      $    2,453
    Property, plant and equipment ..................................         ---         260,893
    Goodwill and intangibles .......................................         ---          20,849
    Deferred tax liability .........................................         ---         (59,000)
                                                                      ----------      ----------
         Total allocated purchase price ............................         ---         225,195
Less non-cash consideration - issuance of stock ....................         ---          80,000
Less cash acquired in transaction ..................................         ---           1,309
                                                                      ----------      ----------
Cash used for business acquisition, net of cash acquired ...........  $      ---      $  143,886
                                                                      ==========      ==========

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at September 30, 2002, and the results of operations and changes in cash flows for the periods ended September 30, 2002 and 2001. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Mission Resources Corporation (the "Company" or "Mission") Annual Report.

     Merger

          On May 16, 2001, Bellwether Exploration Company ("Bellwether") merged with Bargo Energy Company ("Bargo") and changed its name to Mission Resources Corporation. At that time, the Company increased its authorized capital stock to 60 million shares of common stock and 5 million shares of preferred stock and amended its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, holders of Bargo stock and options received a combination of cash and Mission common stock. The merger was accounted for using the purchase method of accounting, which generally allows a one year window for adjustment to the purchase price allocation. Accordingly, adjustments were made to goodwill in the first and second quarters of 2002 relating to tax and accrual adjustments. No further adjustments have been required. The impact of such adjustments on the carrying value of goodwill is shown in the table in the Goodwill section of this Note.

     Oil and Gas Property Accounting

          The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs, and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs will be charged to operations. No such charges to operations were required during the three and nine month periods ending September 30, 2002 or 2001.

                          MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Comprehensive Income

          Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months and nine months ended September 30, 2002 and 2001 was as follows (in thousands):

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                            -----------  ---------      ------------ ----------
                                                               2002         2001           2002        2001
                                                            -----------  ---------      ------------ ----------
     Net income (loss) ...................................    $(2,428)   $   693        $(17,784)    $ (1,685)
     Cumulative effect attributable to adoption of
       SFAS No. 133, net of tax ..........................        ---        ---             ---      (19,328)
     Accounting for commodity hedges .....................     (2,739)     3,032          (5,492)      26,380
                                                            -------------------------------------------------
     Comprehensive income (loss) .........................    $(5,167)   $ 3,725        $(23,276)    $  5,367
                                                            =================================================

          The accumulated balance of other comprehensive income (loss) related to commodity hedges, net of taxes, is as follows (in thousands):

     Balance at December 31, 2001 ...................................  $  2,286
     Net gains on hedges ............................................       868
     Reclassification adjustments ...................................    (8,987)
     Effectiveness of cancelled hedges (See Footnote 4) .............      (331)
     Tax effect on hedging activity .................................     2,957
                                                                       --------
     Balance at September 30, 2002 ..................................  $ (3,207)
                                                                       ========

     Goodwill

          The Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an annual basis for impairment. The Company adopted SFAS No. 142 on January 1, 2002 at which time the Company had unamortized goodwill in the amount of $15.1 million and unamortized identifiable intangible assets in the amount of $374,300, all subject to the transition provisions. Upon adoption of SFAS No. 142, $277,000 of workforce intangible assets recorded as unamortized identifiable assets was subsumed into goodwill and was not amortized as it no longer qualified as a recognizable intangible asset.

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

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

     The merger with Bargo, which resulted in all of the Company's goodwill, occurred in May 2001. The following table presents the required disclosures concerning adjusted income for the quarter and nine months ended September 30, 2001 (amounts in thousands):

                                                                                             Three Months    Nine Months
                                                                                                 Ended          Ended
                                                                                             September 30,   September 30,
                                                                                                 2001            2001
                                                                                             -------------   -------------
Net income (loss) ........................................................................   $         693   $      (1,685)
Exclude goodwill amortization.............................................................             536             804
                                                                                             -------------   -------------
Net income (loss) exclusive of amortization ..............................................   $       1,229   $        (881)
                                                                                             =============   =============
Net income (loss) exclusive of amortization per share ....................................   $        0.05   $       (0.05)
Net income (loss) exclusive of amortization per share - diluted ..........................   $        0.05   $       (0.05)

     The changes in the carrying amount of goodwill for the period ended September 30, 2002, are as follows (amounts in thousands):

                                                                                               Intangible  Total Goodwill
                                                                                    Goodwill     Assets    and Intangibles
                                                                                    --------   ----------  ---------------
Balance, December 31, 2001 .........................................                $ 15,061    $    375       $ 15,436
Transferred to goodwill ............................................                     277        (277)           ---
Amortization of lease ..............................................                     ---         (98)           (98)
Merger purchase price allocation adjustments .......................                    (726)        ---           (726)
                                                                                    --------    --------       --------
Balance, September 30, 2002 ........................................                $ 14,612    $    ---       $ 14,612
                                                                                    ========    ========       ========

     The transition and impairment test for goodwill, effective January 1, 2002, was performed in the second quarter of 2002. As of January 1, 2002, the Company's fair value exceeded the carrying amount; therefore, goodwill was not impaired. Goodwill will be evaluated for impairment annually at December 31st of each year.

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

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


          In the fourth quarter of 2001, management deemed the $1.0 million receivable to be uncollectible due to a lack of success in negotiating with the Ecuador government, and recorded an increase to the loss on the sale. In the second quarter of 2002, the partner receivable was reduced to $559,000, with the $341,000 charged against income as bad debt expense. The collectible portion of the receivable was determined based upon actual and estimated future operations of the field.

          In June 2002, the Company was presented with post-closing adjustments to the final accounting for this sale. The post-closing adjustments included reimbursements for reduction of value added tax receivable, reimbursement of production royalties, pricing and volume adjustments negotiated with the purchaser through June 2002 and costs of completing the divestiture. The Company recognized the full amount of the proposed adjustments as a $2.7 million additional loss on the property sale in the second quarter of 2002. However, the Company continues to negotiate specific issues.

     Trade Accounts Receivable

          Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company reviews collectibility of trade accounts receivable monthly. Past due balances over ninety days and $50,000 are reviewed individually for collectibility. Account balances are charged off against earnings when the Company determines potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

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

          Statement No. 143 requires that the Company record a liability for the fair value of its asset retirement obligation, primarily comprised of its plugging and abandonment liabilities, in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is accreted at the end of each period through charges to operating expense. The amount of the asset retirement obligation is added to the carrying amount of the oil and gas properties and this additional carrying amount is depreciated over the life of the properties. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

          SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections, was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company will apply SFAS No. 145 as appropriate to future activities.

          SFAS No. 146, Accounting for Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 is effective for the exit and disposal activities initiated after December 31, 2002. The Company will apply SFAS No. 146 as appropriate to future activities.

2.   Stockholders' Equity

          On May 16, 2001, Bellwether merged with Bargo. The resulting company was renamed Mission Resources Corporation. As partial consideration in the merger, 9.5 million shares of Mission common stock were issued to the holders of Bargo common stock and options. The $80 million value of such shares was included in the purchase price. Concurrent with the merger, all Bellwether employees who held stock options were immediately vested in those options upon closing of the merger. Compensation expense of $620,000 was recognized on that date for an estimate of those employee options that would have expired unexercisable pursuant to original terms. The expense was calculated as the excess of the stock price on the merger date over the exercise price of the options. An additional $102,000 of compensation expense was recognized in the nine month period ending September 30, 2002 as a result of staff reductions.

          In September 1997, the Company adopted a shareholder rights plan to protect its shareholders from coercive or unfair takeover tactics. Under the plan, each outstanding share of the Company's common stock and each share of subsequently issued common stock has attached to it one right. The rights become exercisable if a person or group acquires or announces an intention to acquire beneficial ownership of 15% or more of the outstanding shares of common stock without the prior consent of the Company. When the rights become exercisable, each holder of a right will have the right to receive, upon exercise, a number of shares of the Company's common stock having a market price of two times the exercise price of the right. The Company may redeem the rights for $0.01 per right at any time before they become exercisable without shareholder approval. The rights will expire on September 26, 2007, subject to earlier redemption by the Board of Directors of the Company.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          The following tables represent a reconciliation of the numerator and denominator of the basic Earnings per Share ("EPS") computation to the numerator and denominator of the diluted EPS computation. Potentially dilutive options totaling 2,910,168 in the three and nine month periods ended September 30, 2002, and 3,402,000 and 2,027,000 in the three and nine month periods ended September 30, 2001, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

     SFAS No.128 reconciliation (amounts in thousands except per share amounts):

                                                                 Three Months Ended                     Three Months Ended
                                                                 September 30, 2002                     September 30, 2001
                                                      --------------------------------------  -------------------------------------
                                                          Loss        Shares      Per Share      Income        Shares     Per Share
                                                      (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)    Amount
                                                      -----------  -------------  ----------  -----------  -------------  ---------
     Net income (loss) per common share:
     Net income (loss) available to
       common stockholders .........................   $ (2,428)      23,586      $  (0.10)    $    693       23,586       $   0.03
                                                                                  ========                                 ========
     Effect of dilutive securities:
     Options and warrants ..........................   $    ---          ---                   $     --           95
                                                       --------     --------                   --------     --------
     Net income (loss) per common
       share-diluted:
     Net income (loss) available to common
       stockholders and assumed
       conversions .................................   $ (2,428)      23,586      $  (0.10)    $    693       23,681       $   0.03
                                                       ========     ========      ========     ========     ========       ========
                                                                 Nine Months Ended                      Nine Months Ended
                                                                 September 30, 2002                     September 30, 2001
                                                      --------------------------------------  -------------------------------------
                                                          Loss        Shares      Per Share      Income        Shares     Per Share
                                                      (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)    Amount
                                                      -----------  -------------  ----------  -----------  -------------  ---------
     Net income (loss) per common share:
     Net loss available to common
       stockholders ................................   $(17,784)      23,586      $  (0.75)    $ (1,685)      18,860       $  (0.09)
                                                                                  ========                                 ========
     Effect of dilutive securities:
     Options and warrants ..........................   $    ---          ---                   $    ---          ---
                                                       --------     --------                   --------     --------
     Net loss per common share-diluted:
     Net loss available to common
       stockholders and assumed
       conversions ................................   $(17,784)       23,586      $  (0.75)    $ (1,685)      18,860       $  (0.09)
                                                      ========      ========      ========     ========     ========       ========

          In periods of loss, the effect of potentially dilutive options and warrants is excluded from the calculation as antidilutive. For the three and nine months ended September 30, 2002, potential incremental shares of 275,197 and 479,052, respectively, were excluded.

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

3.   Long Term Debt

     Credit Facility

          On May 16, 2001, concurrent with the previously discussed merger, the Company's existing credit facility was replaced by a $200.0 million credit facility ("Credit Facility") that terminates in May 2004. The borrowing base is determined from time to time by the lenders based on the Company's reserves and other factors deemed relevant by the lenders. The interest rate on borrowings is determined based upon the Company's credit rating and borrowing base utilization. Interest can be either Prime plus a margin of up to 1% or LIBOR plus a margin of 1.5% to 2.5%. The average interest rate paid by the Company in the three and nine month periods ended September 30, 2002 was 3.9%. The Credit Facility contains various covenants including certain required financial measurements for current ratio, ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization and extraordinary items ("EBITDAX") and interest coverage ratio. Restrictions are placed on debt, liens, dividends, leases and capital spending on foreign operations. On September 30, 2002, $7 million was outstanding under the Credit Facility and the Company was in compliance with its covenants under the Credit Facility.

          On October 7, 2002, the Company, entered into a third amendment (the "Amendment") to the Credit Facility. The Amendment reduces the maximum amount available under the Credit Facility from $200 million to $150 million, and sets the borrowing base at:

          (i) $50 million for the period from October 7, 2002 through March 30, 2003, and
          (ii) $40 million for the period from March 31, 2003 until the next redetermination after such date.

     This modification does not limit the rights of the parties to initiate interim borrowing base redeterminations in accordance with the Credit Facility. Approximately $400,000 of deferred financing costs related to the $200 million Credit Facility will be recorded as additional Interest Expense in the fourth quarter of 2002 as a result of this modification.

          The Amendment provides that the Company is obligated to grant liens on additional oil and gas properties such that the mortgaged oil and gas properties under the Credit Facility represent 90% of the value of the Company's oil and gas properties evaluated in the most recently completed reserve report. It prohibits the Company and its restricted subsidiaries from holding in excess of $12 million in cash and cash equivalents for any period in excess of three business days while borrowings are outstanding under the Credit Facility.

          The Amendment increases the required ratio of total debt to EBITDAX, and decreases the required interest coverage ratio through 2003. These ratios return to their original levels incrementally by 2004 (see table below). The definition of consolidated net income is amended to exclude therefrom any non-recurring items.

          The tables below detail the required ratios by fiscal quarter:

     Fiscal Quarter                          Interest Coverage Ratio
     --------------                          -----------------------
     09/30/02 through 03/31/03                          1.75 to 1.00
     04/01/03 through 06/30/03                          1.90 to 1.00
     07/01/03 through 09/30/03                          2.10 to 1.00
     10/01/03 through 12/31/03                          2.30 to 1.00
     01/01/04 and thereafter                            2.50 to 1.00

                         MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Fiscal Quarter                          Total Debt to EBITDAX
     --------------                          ---------------------
     09/30/02 through 12/31/02                      5.50 to 1.00
     01/01/03 through 03/31/03                      5.00 to 1.00
     04/01/03 through 06/30/03                      4.75 to 1.00
     07/01/03 through 09/30/03                      4.50 to 1.00
     10/01/03 through 12/31/03                      4.00 to 1.00
     01/01/04 and thereafter                        3.50 to 1.00

     Senior Subordinated Notes

          In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes due 2007. On May 29, 2001 the Company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively, the "Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the notes so that the effective interest rate on these additional bonds is 10.5%. The premium is shown separately on the Balance Sheet. Through September 30, 2002, approximately $375,000 of the premium had been amortized. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44%, which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of September 30, 2002, the Company was in compliance with its covenants under the Notes. In the event the Company becomes out of compliance with its Credit Facility covenants, the Notes will not be impacted unless borrowings under the Credit Facility are in excess of $10.0 million. At September 30, 2002, Credit Facility borrowings had been reduced to $7 million with the funds from the sale of assets in 2002.

                         MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.   Derivative Instruments and Hedging Activities

          Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in Other Comprehensive Income until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. For the quarters ended September 30, 2002 and 2001, respectively, a $0.2 million loss and a $1.3 million gain were reported in the interest and other income line of the Statement of Operations due to commodity hedge ineffectiveness.

          The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is the Company's preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the price floor and no higher than the price ceiling. Recently, as shown on the following tables, the Company has entered into some commodity swaps that fix the price to be received.

          The Company's realized price for natural gas per Mcf is generally $0.08 less than the NYMEX MMBTU price. The company's realized price for oil is generally $1.08 per barrel less than NYMEX. Realized prices differ from NYMEX due to factors such as the location of the property, the heating content of natural gas and the quality of oil. The oil differential excludes the impact of Point Pedernales field production for which the Company's selling price is capped at $9.00 per barrel.

          In May 2002, the Company saw an opportunity to enter into hedging transactions at favorable prices. In order to maximize this opportunity, several existing oil collars were cancelled. New swaps and collars hedging forecast oil production were acquired. The Company paid approximately $3.3 million to counterparties, the fair value of the oil price collars at that time, in order to cancel the transactions. As required by SFAS No. 133, the effective portion of the hedges at termination was $418,000 that remained in other Comprehensive Income to be amortized as a hedge loss over the 19-month life of the cancelled hedges. As of September 30, 2002, the unamortized amount was $ 331,000.

                         MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     The following tables detail all hedges of future production outstanding at September 30, 2002:

Oil Hedges

--------------------------------------------------------------------------------------------------------
                                                                               NYMEX          NYMEX
                              BBLS                                             Price          Price
      Period                Per Day       Total BBLS           Type        Floor/Swap Avg. Ceiling Avg.
--------------------------------------------------------------------------------------------------------
Fourth Qtr. 2002             5,000          460,000           Collar           $25.00         $25.54
--------------------------------------------------------------------------------------------------------
First Qtr. 2003              4,000          360,000            Swap            $24.82           n/a
--------------------------------------------------------------------------------------------------------
Second Qtr. 2003             4,000          364,000            Swap            $24.31           n/a
--------------------------------------------------------------------------------------------------------
Third Qtr. 2003              3,500          322,000            Swap            $23.95           n/a
--------------------------------------------------------------------------------------------------------
Fourth Qtr. 2003             3,500          322,000            Swap            $23.59           n/a
--------------------------------------------------------------------------------------------------------

Gas Hedges

--------------------------------------------------------------------------------------------------------
                                                                                               NYMEX
                                                                                NYMEX          Price
                             MMBTU          Total                               Price         Ceiling
      Period                Per Day         MMBTU              Type           Floor Avg.        Avg.
--------------------------------------------------------------------------------------------------------
Fourth Qtr. 2002             8,500         782,000            Collar            $3.40          $7.00
--------------------------------------------------------------------------------------------------------
First Qtr. 2003             10,000         920,000            Collar            $3.00          $4.65
--------------------------------------------------------------------------------------------------------
Second Qtr. 2003            10,000         910,000            Collar            $3.00          $4.00
--------------------------------------------------------------------------------------------------------
Third Qtr. 2003             10,000         920,000            Collar            $3.00          $4.10
--------------------------------------------------------------------------------------------------------
Fourth Qtr. 2003            10,000         920,000            Collar            $3.00          $4.65
--------------------------------------------------------------------------------------------------------

     By removing the price volatility from these volumes of oil and natural gas production, the Company has mitigated, but not eliminated, the potential negative effect of declining prices on its operating cash flow. The potential for increased operating cash flow from increasing prices has also been reduced.

     In October 2002, the Company entered into additional hedges of future production, taking advantage of higher natural gas future prices. The table below details the collars that were acquired:

--------------------------------------------------------------------------------------------------------
                                                                                               NYMEX
                                                                                NYMEX          Price
                             MMBTU          Total                               Price         Ceiling
      Period                Per Day         MMBTU              Type           Floor Avg.        Avg.
--------------------------------------------------------------------------------------------------------
Nov. 2002-Dec. 2002          5,000         305,000            Collar            $3.83          $4.36
--------------------------------------------------------------------------------------------------------
First Qtr. 2003              5,000         450,000            Collar            $3.73          $4.61
--------------------------------------------------------------------------------------------------------
Second Qtr. 2003             5,000         455,000            Collar            $3.54          $4.08
--------------------------------------------------------------------------------------------------------
Third Qtr. 2003              5,000         460,000            Collar            $3.56          $4.11
--------------------------------------------------------------------------------------------------------
Fourth Qtr. 2003             5,000         460,000            Collar            $3.73          $4.32
--------------------------------------------------------------------------------------------------------

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

          Effective September 22, 1998, the Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate based on the simple average of three foreign LIBOR rates. Floating rates are redetermined for six-month periods each April 1 and October 1. The interest rate swap does not qualify for hedge accounting under SFAS No. 133 and is marked to market quarterly. The Company recognized $2.8 million, net of tax, loss as the cumulative effect of a change in accounting method related to this interest rate swap upon implementation of SFAS No. 133 in January 2001. Currently, the swap's fair value of $2.5 million is shown on the Balance Sheet as a $594,000 current liability and a $1.9 million long-term liability. The increase in the swap's fair value of $1.8 million and $996,000 during the three months ended September 30, 2002 and 2001, respectively, have been reported as reductions in Interest Expense.

5.   Income Taxes

          The benefit for federal and state income taxes for the three and nine months ended September 30, 2002 was based upon a 35% effective tax rate. The $4.3 million valuation allowance on deferred taxes applicable at December 31, 2001 has been increased to $5.1 million at September 30, 2002, because the Company determined that the portion of deferred tax asset relating to state tax losses generated during the period would not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

          Management believes that merger with Bargo was not an ownership change as defined in section 382 of the Internal Revenue Code since 1994. A change of stock ownership in the future by a shareholder of the Company may cause an ownership change, which would affect the Company's ability to utilize its net operating loss carryforwards in the future.

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

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          The following table presents the unaudited pro forma results of operations as if the merger had occurred on January 1, 2001 (amounts in thousands, except earnings per share).

                                                              Nine Months Ended
                                                            September 30, 2001
                                                            --------------------

               Revenues ...................................     $   149,730
               Income before cumulative effective of
                  change in accounting method .............     $     3,206
               Net income .................................     $       436

               Net income per share .......................     $      0.14
               Net income per share-diluted ...............     $      0.13

7.   Restructuring

          During 2001 the Company took several steps planned to enhance its asset base, improve its cost structure and boost its competitive position in the business environment presented by low oil and gas prices. Among those steps were the reduction of staff by almost 50% and the termination of the Company's administrative, accounting and information technology services outsourcing contracts. In the fourth quarter of 2001, the Company recorded a $2.1 million charge associated with these plans. The charge was included in general and administrative expenses. During 2002, the Company paid these restructuring costs.

          In the third quarter of 2002, Mission's Chief Executive Officer and Chief Financial Officer left the Company to pursue other activities. This resulted in a $2.6 million charge, which is reflected in general and administrative expenses. As a condition of the separation agreement, the Company has signed an agreement with the former Chief Financial Officer to provide consulting services as needed over a 12 month period.

8.   Related Party Transactions

          In 2002, as part of an effort to improve liquidity, the Company sold interests in various oil and gas fields through a series of competitive bids. In July 2002, in one of those transactions, the Company sold interests in several properties located in New Mexico to Chisos, LTD ("Chisos"). J.P. Bryan, a member of Mission's Board of Directors until October 2002, is the President and sole owner of Chisos. Over 25 companies requested information packages and four submitted bids on these properties. The bid from Chisos was approximately $4.0 million, which exceeded all others by $250,000 and additionally provided Mission a non-competition agreement in New Mexico, a one-year right to participate in developmental drilling and a one-year right to participate in any preferential rights events. These considerations were not offered to Mission by any other bidder.

          Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam, and J.P. Bryan, a member of Mission's Board of Directors until October 2002 is also a managing director and stockholder of Torch. As of September 30, 2002, Milam owed the Company approximately $1.0 million in joint interest billings and cash calls related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. A portion of the outstanding receivable is past due. The Company is exercising its rights under the operating agreement to net all further revenue against all outstanding receivables until paid. As of October 31, 2002, the receivable balance has been reduced to approximately $570,000.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

          A $250,000 payment under a non-compete agreement was paid in the second quarter of 2002 to Tim J. Goff, Bargo's former Chief Executive Officer and former member of Mission's Board of Directors.

          During the fiscal year 1992, the Company acquired an average 24.4% interest in three mining ventures (the "Mining Venture") from an unaffiliated individual for $128,500. At the time of such acquisition, J.
     P. Bryan, a member of Mission's Board of Directors until October 2002, his brother, Shelby Bryan and Robert L. Gerry III (the "Affiliated Group"), owned an average 21.5% interest in the Mining Venture. The Company's interest in the Mining Venture increased as it paid costs of the venture while the interest of the Affiliated Group decreased. Throughout the first half of 2001, the Company spent $137,000 on costs of the Mining Venture, primarily for soil core evaluations. These costs, plus the $729,000 accumulated on the Balance Sheet in Other Assets as of December 31, 2000, were charged to earnings in 2001. No such costs were incurred in 2002. Pursuant to contracts in place, the Company is not obligated to make any future payments.

9.   Subsequent Events

          The following changes to the Company's management and Board of Directors occurred after September 30, 2002:

     .    Jonathon M. Clarkson, resigned his positions as President, Chief
            Financial Officer and Director effective September 30, 2002.
     .    Richard W. Piacenti became the company's Senior Vice President and
            Chief Financial Officer on October 7, 2002.
     .    David A. Brown was elected to the Company's Board of Directors in
            October 2002. He will also serve as Chairman of the Audit Committee.
     .    J.P. Bryan retired as Director of the Company in October 2002.
     .    John (Jack) L. Eells became Senior Vice President - Exploration and
            Geoscience on November 7, 2002.
     .    Martin Phillips resigned as Director of the Company in
            November 2002.
     .    Herbert C. Williamson was appointed to the Company's Board of
            Directors on November 12, 2002.

          Hurricane Lili passed through the Gulf of Mexico and South Louisiana during the first week of October. Four fields in which the Company holds interests sustained damage in the storm. Two operated platforms at Eugene Island 307 are currently being repaired and will be producing at full rates by the end of November. A non-operated platform in the area was heavily damaged, and the field is expected to remain off production until mid-November. Mission's net production at that field is 660 BOE per day. The Lac Blanc field in inland waters of Louisiana sustained nominal damage, and is producing. Mission has filed claims with its insurance carriers on these properties, and we expect our financial exposure from property damage to be only the applicable deductible. Fourth quarter production will be affected by about 600 BOE per day as a result of Hurricane Lili, but the impact is not expected to extend to the first quarter of 2003.

10.  Contingencies

     A dispute between the Minerals Management Service ("MMS") and the Company concerning the appropriate expenses to be used in calculating royalties has been resolved. The Company has agreed to pay the MMS approximately $170,000, which is less than the $1.9 million reserve previously classified as Other Liabilities on the Balance Sheet. The Company had reserved an expense tariff each month

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     assuming that the entire expense tariff being deducted could be disallowed by the MMS. The Company was able to resolve the dispute on more favorable terms, resulting in a $1.7 million gain that is included in Interest and Other Income on the Statement of Operations.

11.  Segment Reporting

          The Company's operations were concentrated primarily in three segments: exploration and production of oil and natural gas in the United States, in Ecuador and gas plants. The Ecuadorian assets were sold in June 2001 and the gas plants were sold in October and November 2001.

                                                                                Three Months Ended      Nine Months Ended
                                                                                  September 30,           September 30,
                                                                             ----------------------------------------------
                                                                                 2002      2001         2002       2001
                                                                             ----------------------------------------------
    Sales to unaffiliated customers:
    --------------------------------
    Oil and gas - US .....................................................  $    25,848  $ 38,034    $ 86,096   $ 101,875
    Oil and gas - Ecuador ................................................          ---       ---         ---       1,877
    Gas plants ...........................................................          ---     1,152         ---       4,275
                                                                            ---------------------------------------------
     Total sales .........................................................  $    25,848  $ 39,186    $ 86,096     108,027
     Interest and other income (expense) .................................        1,723     1,311      (7,959)      1,528
                                                                            ---------------------------------------------
      Total revenues .....................................................  $    27,571  $ 40,497    $ 78,137   $ 109,555
                                                                            =============================================
   Operating profit (loss) before income taxes and
    -----------------------------------------------
    cumulative effect of change in accounting method:
    -------------------------------------------------
     Oil and gas - US ....................................................  $     5,049  $  9,585    $ 14,087   $  36,860
     Oil and gas - Ecuador ...............................................          ---       ---         ---      (1,698)
     Gas plants ..........................................................          ---       593         ---       2,304
                                                                            ---------------------------------------------
                                                                                  5,049    10,178      14,087      37,466
     Loss on sale of assets ..............................................          ---       381       2,719      11,602
     Unallocated corporate expenses ......................................        3,419     2,142      18,308       7,940
     Interest expense ....................................................        5,365     6,226      20,420      16,058
                                                                            ---------------------------------------------
     Operating profit (loss) before income taxes .........................  $    (3,735) $  1,429    $(27,360)  $   1,866
                                                                            =============================================

    Identifiable assets:
    --------------------
     Oil and gas - US ....................................................  $   318,764  $389,661    $318,764   $ 389,661
     Oil and gas - Ecuador ...............................................          ---       ---         ---         ---
     Gas plants ..........................................................          ---    11,235         ---      11,235
                                                                            ---------------------------------------------
                                                                                318,764   400,896     318,764     400,896
     Corporate assets and investments ....................................       58,065    84,547      58,065      84,547
                                                                            ---------------------------------------------
        Total ............................................................  $   376,829  $485,443    $376,829   $ 485,443
                                                                            =============================================

    Capital expenditures:
    ---------------------
     Oil and gas - US ....................................................  $     5,072  $ 10,840    $ 16,607   $  49,012
     Oil and gas - Ecuador ...............................................          ---                   ---       4,151
     Gas plants ..........................................................          ---       464         ---       1,081
                                                                            ---------------------------------------------
                                                                            $     5,072  $ 11,304    $ 16,607   $  54,244
                                                                            =============================================

    Depreciation, depletion, amortization and impairments:
    ------------------------------------------------------
     Oil and gas - US ....................................................  $     9,599  $ 12,410    $ 31,411   $  30,345
     Oil and gas - Ecuador ...............................................          ---                   ---         504
     Gas plants ..........................................................          ---       328         ---         953
                                                                            ---------------------------------------------
                                                                            $     9,599  $ 12,738    $ 31,411   $  31,802
                                                                            =============================================

                         MISSION RESOURCES CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

General

2001 Merger

       On May 16, 2001, Bellwether Exploration Company ("Bellwether") merged with Bargo Energy Company ("Bargo") and changed its name to Mission Resources Corporation ("Mission" or the "Company"). Simultaneously with the merger, Bellwether increased its authorized capital stock to 60 million shares of common stock and 5 million shares of preferred stock and amended its 1996 Stock Incentive Plan to increase the number of shares reserved for issuance under the plan by 2.0 million shares. Under the merger agreement, holders of Bargo stock and options received a combination of cash and Mission common stock. The merger was accounted for using the purchase method of accounting.

       The merger was financed through the issuance of $80.0 million in Mission common stock to Bargo option holders and shareholders, and an initial draw down under a new credit facility ("Credit Facility") of $166.0 million used to refinance Bargo's and Bellwether's then existing credit facilities and to pay the cash portion of the purchase price of the Bargo common stock and options, and the amount incurred by Bargo to redeem its preferred stock immediately prior to the merger. The Company issued $125.0 million of additional senior subordinated notes on May 29, 2001 and used most of the net proceeds to reduce borrowings under the Credit Facility.

Critical Accounting Policies

       Mission's discussion and analysis of its financial condition and results of operation are based upon condensed consolidated financial statements, which have been prepared in accordance with instructions to Form 10-Q. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In response to SEC Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified certain of these policies as being of particular importance to the portrayal of its financial position and results of operations and which require the application of significant judgment by its management. The Company believes these critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Full Cost Method

       The Company uses the full cost method of accounting for its investment in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized in a "full cost pool" as incurred. In accordance with the full cost method, included in the capitalized full costs pool are a portion of certain employee-related costs incurred for the purpose of finding and developing oil and gas reserves. Oil and gas properties in the full cost pool, plus estimated future expenditures to develop reserves and abandon sites, are depleted using the unit of production method based on the ratio of current production to total proved recoverable oil and gas reserves.

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

                         MISSION RESOURCES CORPORATION

       Both the depletion calculation and the "ceiling" calculation are dependent upon the estimation of the Company's oil and natural gas reserves. Estimates of reserves are forecasts based on engineering data, projected future rates of production, and the timing of future expenditures. The process of estimating reserves requires substantial judgment: different reserve engineers may make different estimates of reserve quantities based on the same data. The Company relies on reserve engineers from outside consultants to prepare its reserve estimates.

       While quantities of reserves require substantial judgment, the associated prices oil and natural gas used in valuing reserves are required to be those prices in effect as of the last day of the period, held constant indefinitely. These prices are obtained from market postings, adjusted to the field level for factors such as quality and location. In calculating the ceiling, the Company adjusts the end-of-period price by the effect of cash flow hedges in place.

       This requirement for constant pricing in the ceiling test, differs from typical price trends. Oil and natural gas prices have historically been variable and, on any particular day at the end of a quarter, can be either substantially higher or lower than Mission's long-term price forecast more indicative of true fair value. Oil and gas property writedowns resulting from the application of the full cost ceiling limitation, and that are caused by fluctuation in price as opposed to reductions in the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction in the ultimate value of the related reserves.

Derivative Instruments

       The estimated fair values of the Company's commodity derivative instruments are recorded in the consolidated balance sheet. All of the Company's commodity derivative instruments represent hedges of the price of future oil and natural gas production. The changes in fair value of those derivative instruments that qualify for treatment due to being highly effective are recorded to Other Comprehensive Income until the hedged oil or natural gas quantities are produced.

       Estimating the fair values of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. Instead, Mission chooses to obtain the fair value of its commodity derivatives from the counterparties to those contracts. Since the counterparties are market makers, they are able to provide Mission with a literal market value, or what they would be willing to settle such contracts for as of the given date.

Business Combinations and Goodwill

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

       Various assumptions are made by the Company in determining the fair values of an acquired company's assets and liabilities. The most significant, requiring the most judgment, involve the estimated fair values of the oil and gas properties acquired. First estimates of oil and gas reserves are obtained from outside consultants. These estimates are subject to all the uncertainties previously discussed regarding the reserve estimates used for depletion and ceiling test calculations. Additionally, the fair value of reserves acquired in a business combination must be based on Mission's estimates of future oil and natural gas prices. In order to reduce the impact of management judgment and the possibly resulting inaccuracies, the Company typically uses future price forecasts from independent third parties, adjusted to the wellhead for its historically realized price differentials, in estimating the fair values of acquisitions. These estimated future prices are applied to the estimated reserve

                         MISSION RESOURCES CORPORATION

quantities acquired to arrive at projections of future net revenues. The future net revenues are then discounted at a rate deemed appropriate given current market conditions.

       The Company uses these same general principles in arriving at the fair value of unproved reserves acquired in a business combination. These unproved reserves are generally classified as either probable or possible reserves. Because of their very nature, probable and possible reserve estimates are more imprecise than those of proved reserves. To compensate for the inherent risk of estimating and valuing unproved properties, the discounted future net revenues of probable and possible reserves are reduced by a risk-weighting factor. The probable or possible reserves are reviewed on an individual field basis to determine the appropriate risk-weighting factor for each field. In aggregate, the discounted future net revenues of probable and possible reserves are reduced by factors ranging from 30% to 90% to arrive at what Mission considers to be the appropriate fair values.

       The annual test of goodwill for impairment requires some of the same valuation steps, and therefore the same types of estimates and management judgment, as valuation of an acquired company.

Revenue Recognition

       The Company records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. The Company may have an interest with other producers in certain properties. In this case, the Company uses the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the balance sheet to account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a liability or receivable, as appropriate, should be recorded equal to the current value of the imbalance. The Company does not currently have a significant net obligation as a result of such situation. The settlement or disposition of existing gas balancing positions is not anticipated to adversely impact financial condition of the Company.

Liquidity and Capital Resources

       The Company has experienced and expects to continue to experience substantial capital requirements, primarily due to its active exploration and development programs. The Company's current primary sources of liquidity are internally generated cash flow, borrowings under its senior revolving credit facility and the sale of non-core oil and gas properties. The Company has also in the past utilized public debt and equity offerings to fund its capital requirements.

Cash Flows

       Cash flow from operations was $12.5 million and $37.2 million for the nine month periods ending September 30, 2002 and 2001, respectively. The period to period decrease in cash flow is primarily caused by increased interest expense related to the $125.0 million of senior subordinated notes issued May 29, 2001, sale of properties since June 30, 2001, High Island 302 abandonment costs, and increased production expenses related to the properties acquired in 2001.

                          MISSION RESOURCES CORPORATION

       Cash provided by investing activities for the nine month period ending September 30, 2002 was $31.9 million while $177.5 million was used by investing activities in the nine month period ending September 30, 2001. The Company invested $16.6 million in exploration and development of oil and gas properties for the nine month period ended September 30, 2002 compared to $29.6 million for the same period of 2001. Spending on property acquisitions, however, was $167.4 million in 2001 and included the cost of the merger with Bargo. In 2002, the Company has focused on evaluating existing properties and divesting those determined to be non-core properties. In 2002, through September 30, 2002, $49 million in net proceeds were received from the sale of oil and gas properties.

       Net cash outflows related to financing activities of $28.1 million in 2002 represent principal payments net of borrowings under the Credit Facility. Financing activities provided $134.3 million for the nine month period ending September 30, 2001. Activity in 2001 related to the Bargo merger with initial borrowings under the Credit Facility, which borrowings were substantially repaid with the proceeds of the $125.0 million issuance of subordinated notes.

       A capital budget of $26.6 million was adopted for the year 2002, with $21.3 million for development, $0.63 million for exploration and $4.7 million for seismic data, land and other related items. As properties were divested, capital spending for development has been reduced and the Company currently anticipates its capital expenditures for 2002 to be less than $25.0 million. The Company designed and continually adjusts its capital spending plan to make optimal use of, but not to exceed, operating cash flow after debt service and administrative expenses.

       Natural gas and oil prices and drilling results have a significant impact on the Company's cash flows available for capital expenditures and its ability to borrow and raise additional capital. The amount the Company can borrow under its Credit Facility is subject to periodic re-determination based in part on changing expectations of future prices. Lower prices may also reduce the amount of natural gas and oil that the Company can economically produce. Additionally, the production declines of certain producing wells and the sale of producing prospects have reduced cash flows in 2002. Lower prices and/or lower production may decrease revenues, cash flows and the borrowing base under the Credit Facility, thus reducing the amount of financial resources available to meet the Company's capital requirements.

Credit Facility

       On May 16, 2001, concurrent with the previously discussed merger, the Company's existing credit facility was replaced by a $200.0 million credit facility ("Credit Facility"). The borrowing base is determined from time to time by the lenders based on the Company's reserves and other factors deemed relevant by the lenders. The interest rate on borrowings is determined based upon the Company's credit rating and borrowing base utilization. Interest can be either Prime plus a margin of up to 1% or LIBOR plus a margin of 1.5% to 2.5%. The average interest rate paid by the Company in the three and nine months ended September 30, 2002 was 3.9%. The Credit Facility contains various covenants including certain required financial measurements for current ratio, ratio of total debt to earnings before interest, taxes, depreciation, depletion, amortization and extraordinary items ("EBITDAX") and interest coverage ratio. Restrictions are placed on debt, liens, dividends, leases and capital spending on foreign operations. On September 30, 2002, $7 million was outstanding under the Credit Facility. As of September 30, 2002, the Company was in compliance with its covenants under the Credit Facility.

                         MISSION RESOURCES CORPORATION

       On October 7, 2002, the Company, entered into a third amendment (the "Amendment") to the Credit Facility. The Amendment reduces the maximum amount available under the Credit Facility from $200 million to $150 million, and sets the borrowing base at:

     (i) $50 million for the period from October 7, 2002 through March 30, 2003, and
     (ii) $40 million for the period from March 31, 2003 until the next redetermination after such date.

This modification does not limit the rights of the parties to initiate interim borrowing base redeterminations in accordance with the Credit Facility. Approximately $400,000 of deferred financing costs related to the $200 million Credit Facility will be recorded as additional Interest Expense in the fourth quarter of 2002 as a result of this modification.

       The Amendment provides that the Company is obligated to grant liens on additional oil and gas properties such that the mortgaged oil and gas properties under the Credit Facility represent 90% of the value of the Company's oil and gas properties evaluated in the most recently completed reserve report. It prohibits the Company and its restricted subsidiaries from holding in excess of $12 million in cash and cash equivalents for any period in excess of three business days while borrowings are outstanding under the Credit Facility.

       The Amendment increases the required ratio of total debt to EBITDAX, and decreases the required interest coverage ratio through 2003. These ratios return to their original levels incrementally by 2004 (see table below). The definition of consolidated net income is amended to exclude there from any non-recurring items.

The tables below detail the required ratios by fiscal quarter:

       Fiscal Quarter                    Interest Coverage Ratio
       --------------                    -----------------------
       09/30/02 through 03/31/03                     1.75 to 1.00
       04/01/03 through 06/30/03                     1.90 to 1.00
       07/01/03 through 09/30/03                     2.10 to 1.00
       10/01/03 through 12/31/03                     2.30 to 1.00
       01/01/04 and thereafter                       2.50 to 1.00

       Fiscal Quarter                    Total Debt to EBITDAX
       --------------                    ---------------------
       09/30/02 through 12/31/02                     5.50 to 1.00
       01/01/03 through 03/31/03                     5.00 to 1.00
       04/01/03 through 06/30/03                     4.75 to 1.00
       07/01/03 through 09/30/03                     4.50 to 1.00
       10/01/03 through 12/31/03                     4.00 to 1.00
       01/01/04 and thereafter                       3.50 to 1.00

Senior Subordinated Notes

       In April 1997, the Company issued $100.0 million of 10-7/8% senior subordinated notes due 2007. On May 29, 2001, the Company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively "Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional bonds is 10.5%. Through September 30, 2002, approximately $375,000 of the premium had been amortized. The premium is shown separately on the Balance Sheet. Interest on the Notes is payable

                          MISSION RESOURCES CORPORATION

semi-annually on April 1 and October 1. At September 30, 2002, the Company's available cash was used to pay the approximately $12.0 million interest accrued on the bonds. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after April 1, 2002 at 105.44% which decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of September 30, 2002, the Company was in compliance with its covenants under the Notes. In the event the Company becomes out of compliance with its Credit Facility covenants, the Notes will not be impacted unless borrowings under the Credit Facility are in excess of $10.0 million. At September 30, 2002, Credit Facility borrowings had been reduced to $7 million with the funds from the sale of assets in 2002.

     The Company receives debt ratings from two major rating agencies in the United States. In determining the Company's debt rating, the agencies consider a number of items including, but not limited to, debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. At September 30, 2002 the Company's corporate bonds were rated "B+, Negative Watch" by Standard & Poor's and "Caa1, Negative Outlook" by Moody's. On November 13, 2002, Standard & Poor's lowered the Company's corporate credit rating to "B" from "B+", lowered its subordinated debt rating to "CCC+" from "B-", lowered its senior secured debt rating to "BB-" from "BB" and removed the ratings from CreditWatch with a negative outlook. A change in the Company's credit rating does not constitute a default or acceleration under the Credit Facility or the Notes.


       The Company has a highly leveraged capital structure due to the Notes, which limits its financial flexibility. In particular, the Company must pay approximately $24.0 million in annual interest on the Notes, which limits the amount of cash provided by operations that is available for its exploration and development program. The Notes also contain various covenants that limit the ability of the Company to, among other things, incur additional indebtedness, pay dividends, purchase capital stock and sell assets. In addition, the Company's common stock is trading at historically low levels, which limits the ability of the Company to complete offerings of its equity securities.

       Because of these issues, the Company's new management team has undertaken a review of the various alternatives to restructure the Company and has retained the investment banking firm of Petrie Parkman & Co. to assist in this evaluation. Among the alternatives being considered are a refinancing of the Notes, a new credit facility, a merger with or an acquisition by another company, the sale of certain producing properties, the acquisition by the Company of another company or assets, additional secured and unsecured debt financings, and the issuance of equity securities or other debt securities for cash or properties or in exchange for the Notes. Some of these alternatives would require approval of the Company's shareholders, and all of them will require the approval of other parties to the transaction. There can be no assurances that the Company will be successful in completing any of these possible transactions.

Related Parties

      Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam, and J.P. Bryan, a member of Mission's Board of Directors until October 2002, is also a managing director and stockholder of Torch. As of September 30, 2002, Milam owed the Company approximately $1.0 million in joint interest billings and cash calls related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. A portion of the outstanding receivable is past due.

                         MISSION RESOURCES CORPORATION

The Company is exercising its rights under the joint operating agreement to net all further revenue against all outstanding receivables until paid. Full payout is expected in 4 to 6 months if production levels maintain. As of October 31, 2002, the receivable balance has been reduced to approximately $570,000.

     In 2002, as part of an effort to improve liquidity, the Company sold interests in various oil and gas fields through a series of competitive bids. In July 2002, the Company sold interests in several properties located in New Mexico to Chisos, LTD ("Chisos"). J.P. Bryan, a member of Mission's Board of Directors until October 2002, is the President and sole owner of Chisos. Over 25 companies requested information packages and four submitted bids on the properties. The bid from Chisos was approximately $4.0 million, which exceeded all others by $250,000 and additionally provided Mission a non-competition agreement in New Mexico, a one-year right to participate in developmental drilling and a one-year right to participate in any preferential rights events. These considerations were not offered to Mission by any other bidder.

Results of Operations

     The following table sets forth certain operating information for the Company for the periods presented:

                                                                                     Three Months Ended       Nine Months Ended
                                                                                        September 30,            September 30,
                                                                                     ---------------------------------------------
                                                                                     2002       2001/(2)/     2002       2001/(2)/
                                                                                     ---------------------------------------------
     Production:
        Oil and condensate (MBbls)--US ...........................................        729       1,073         2,623      2,366
        Oil and condensate (MBbls)--Ecuador ......................................        ---         ---           ---         95
        Natural gas (MMcf) .......................................................      3,061       4,863        10,225     13,542
        Equivalent barrels (MBOE) ................................................      1,239       1,884         4,327      4,718

     Average sales price including the effect of hedges:
        Oil and condensate ($ per Bbl)--US .......................................      22.78       23.42         21.20      23.21
        Oil and condensate ($ per Bbl)--Ecuador ..................................        ---         ---           ---      19.76
        Natural gas ($ per Mcf) ..................................................       3.02        2.65          2.98       3.47

     Average sales price excluding the effect of hedges:
        Oil and condensate ($ per Bbl)--US .......................................      23.86       23.42         21.35      23.21
        Oil and condensate per ($ per Bbl)-Ecuador ...............................        ---         ---           ---      19.76
        Natural gas ($ per Mcf) ..................................................       3.01        2.79          2.86       4.62

     Average costs:
        Lease operating expenses (per Boe) .......................................   $   7.92    $   7.19      $   8.30   $   6.65
        Production taxes (per Boe) ...............................................   $   0.97    $   0.74      $   0.92   $   0.68
        General and administrative expense .......................................   $   4.15    $   1.83      $   2.39   $   1.89
              (per Boe)--US ......................................................
        General and administrative expense
                (per Boe)--Ecuador ...............................................   $    ---    $    ---      $    ---   $   7.60
        Depreciation, depletion and amortization
             (per Boe)/(1)/--US ..................................................   $   7.75    $   6.59      $   7.26   $   6.56
        Depreciation, depletion and amortization
             (per Boe)/(1)/--Ecuador .............................................   $    ---    $    ---      $    ---   $   5.31

(1) Excludes depreciation, depletion and amortization on gas plants, furniture and fixtures and other assets.
(2) Beginning with May 16, 2001, the operations of the former Bargo properties are included.

                          MISSION RESOURCES CORPORATION

Three Months Ended September 30, 2002 and 2001

Net Loss

     For the three months ended September 30, 2002, the Company reported a loss of $2.4 million or $0.10 per share, and for the same period in 2001 reported income of $0.7 million, or $0.03 per share. The loss can be attributed to declining production combined with increased administrative costs related to the recent management changes.

Oil and Gas Revenues

     Oil revenues decreased 34% to $16.6 million for the quarter ended September 30, 2002 from $25.1 million for the same quarter of the previous year. Average realized oil prices for the quarter ended September 30, 2002 were $22.78 per Bbl as compared to $23.42 per Bbl for 2001. Oil production decreased to 729 MBbls for the quarter ended September 30, 2002 from 1,073 MBbls for the same quarter of the previous year. Production decreased as a result of the sale of certain oil properties in July 2002 coupled with approximately one week of downtime at coastal and offshore properties due to Hurricane Isidore.

     Gas revenues decreased 29% from $12.9 million reported for the quarter ended September 30, 2001 to $9.2 million for the quarter ended September 30, 2002. Gas prices averaged $3.02 per Mcf, or 14% higher, in the three month period ended September 30, 2002 as compared to $2.65 per Mcf in the comparable period of 2001. Gas production was down 37% compared to the same quarter of 2001 with 3,061 MMcf and 4,863 MMcf for the three month periods ending September 30, 2002 and 2001, respectively. This decrease is due to the steep production declines of the Gulf of Mexico properties, a one-week shut in of coastal and offshore properties for Hurricane Isidore, and the impact of property sales.

     The realized prices discussed above include the impact of oil and gas hedges. A decrease of $767,000 related to hedging activity was reflected in oil and gas revenues for the three months ended September 30, 2002, while a decrease in oil and gas revenues of $642,000 was reflected for the same period of 2001.

Gas Plant Revenues

     Gas plant revenues were $1.1 million in the quarter ended September 30, 2001. There were no gas plant revenues in the three months ended September 30, 2002 because these gas plants were sold in 2001.

Interest and Other Income

     Interest and other income increased to $1.7 million in the three months ended September 30, 2002 from $1.3 million income for the three months ended September 30, 2001. The $1.7 million gain resulting from the settlement of the royalty calculation dispute with the MMS was the primary reason for the increase. The loss on ineffectiveness of commodity hedges in 2002 was $0.2 million compared to a net gain of $1.3 million for the same period of 2001.

Production Expenses

     Lease operating expenses decreased 27% to $9.8 million in the three months ended September 30, 2002, from $13.5 million in the three months ended September 30, 2001. Production taxes decreased 14% to $1.2 million in the quarter ended September 30, 2002 from $1.4 million for the same period of the previous year. On a barrel equivalent basis (BOE), lease operating expenses, excluding production taxes, increased 10% per BOE for

                          MISSION RESOURCES CORPORATION

the quarter ended September 30, 2002, from $7.19 per BOE for the three months ended September 30, 2001 because production declined as discussed above. On an aggregate basis lease operating expenses have decreased as a result of property sales.

Transportation Costs

     Transportation costs were not significant in either period presented.

Gas Plant Expenses

     Gas plant expenses were $559,000 in the quarter ended September 30, 2001. There were no gas plant expenses in the three months ended September 30, 2002 because these gas plants were sold in 2001.

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization decreased 28% to $9.7 million for the three months ended September 30, 2002 from $13.5 million for the same period of 2001. The total amount for the quarter ended September 30, 2001 included approximately $328,000 of depreciation on the gas plants that were sold in late 2001 and $493,000 of goodwill amortization. Neither of these items continued into 2002. Depreciation, depletion and amortization per BOE has increased 18% to $7.75 per BOE in the quarter ended September 30, 2002, from $6.59 per BOE in the same period of 2001. The rate increased as a result of property sales in the past year. None of the sales in the third quarter of 2002 significantly altered the full cost pool and as such no gain or loss was recorded.

General and Administrative Expenses

     General and administrative expenses increased 46% to $5.1 million for the three months ended September 30, 2002 as compared to $3.5 million for the same period of fiscal 2001. The general and administrative expense included $2.8 million for non-recurring transition costs, comprised primarily of payments to the former Chief Executive Officer and the former Chief Financial Officer upon their resignations. This is partially offset by salary savings attributable to the February 2002 staff reduction.

Interest Expense

     Interest expense decreased 13% to $5.4 million for the three months ended September 30, 2002 from $6.2 million in the same period of 2001. A $1.8 million gain on the interest rate swap was recorded for the three months ended September 30, 2002 while a $1.0 million gain was recorded for the same period of 2001. In addition, borrowings outstanding in the Credit Facility have decreased significantly.

Income Taxes

     The benefit for federal and state income taxes for the three months ended September 30, 2002 was based upon a 35% effective tax rate. The $4.3 million valuation allowance on deferred taxes applicable at December 31, 2001 has been increased to $5.1 million at September 30, 2002, because the Company determined that the portion of deferred tax asset relating to state tax losses generated during the period would not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

                          MISSION RESOURCES CORPORATION

     Management believes that the merger with Bargo was not an ownership change as defined in section 382 of the Internal Revenue Code since 1994. A change of stock ownership in the future by a shareholder of the Company may cause an ownership change, which would affect the Company's ability to utilize its net operating loss carryforwards in the future.

Nine Months Ended September 30, 2002 and 2001

Net Loss

      For the nine months ended September 30, 2002, the Company reported a loss of $17.8 million or $0.75 per share, while the same period in 2001 had a loss of $1.7 million, or $0.06 per share. A $9.3 million loss on hedge ineffectiveness, lower revenues from reduced production and lower commodity prices, were the primary reasons for the variance.

Oil and Gas Revenues

     Oil revenues decreased 2% to $55.6 million for the nine months ended September 30, 2002 from $56.8 million for the same period of the previous year. Lower oil prices partially offset by increased production in 2002 produced this change. Average realized oil prices for the nine month period ended September 30, 2002 were $21.20 per Bbl as compared to $23.08 per Bbl, including Ecuadorian oil, for the same period in 2001. Oil production increased to 2,623 MBbls for the nine month period ended September 30, 2002 from 2,461 MBbls for the same period of the previous year. Increased production in the nine months ended September 30, 2002 resulted from the properties acquired in the Bargo merger and the acquisition of properties in south Louisiana, more than offsetting production lost as a result of the Ecuador divestiture, property sales in July 2002, and downtime along the coast due to hurricanes.

      Gas revenues decreased 35% to $30.5 million reported for the nine month period ended September 30, 2002, from $47.0 million for the same period of 2001. Gas prices averaged $2.98 per Mcf, or 14% lower, in the nine month period ended September 30, 2002 as compared to $3.47 per Mcf in the comparable period of 2001. Gas production decreased 24% to 10,225 Mmcf in the nine month ended September 30, 2002, from 13,542 Mmcf in the same period of 2001. The annual production decline on the offshore properties and downtime in coastal areas caused by the hurricane, combined with the impact of late 2001 and 2002 property sales, are evident in this decline. These production declines were partially offset by inclusion of the Bargo properties' gas production after May 16, 2001.

      The realized prices discussed above include the impact of oil and gas hedges. An increase of $0.9 million related to hedging activity was reflected in oil and gas revenues for the nine months ended September 30, 2002, while a decrease in oil and gas revenues of $15.6 million was reflected for the same period of 2001. Ecuadorian oil production was not hedged.

Gas Plant Revenues

      Gas plant revenues were $4.3 million in the nine months ended September 30, 2001. There were no gas plant revenues in the nine months ended September 30, 2002 because these gas plants were sold in 2001.

                          MISSION RESOURCES CORPORATION

Interest and Other Income

     Interest and other income decreased significantly to a net expense of $7.9 million in the nine months ended September 30, 2002 from income of $1.5 million for the nine months ended September 30, 2001. A net loss on ineffectiveness of commodity hedges of $9.3 million in 2002 versus a net gain of $1.5 million reflected in the same period of 2001 accounts for $10.8 million of the decrease. This was partially offset by the resolution of the MMS dispute that resulted in a $1.7 million gain.

Production Expenses

     Lease operating expenses increased 14% to $35.9 million in the nine months ended September 30, 2002, from $31.4 million in the nine months ended September 30, 2001. Production taxes increased 24% to $4.0 million in the nine months ended September 30, 2002 from $3.2 million for the same period of the previous year. Production tax increases reflect the inclusion of the Bargo properties for the entire period of 2002 versus only four and one-half months included in 2001. Because most of the Bargo properties are onshore, a larger proportion of the Bargo production is burdened by production taxes. On a barrel equivalent basis
(BOE), lease operating expenses, excluding production taxes, increased 25% per BOE for the nine months ended September 30, 2002, from $6.65 per BOE for the nine months ended September 30, 2001.

Transportation Costs

     Transportation costs were not significant in either period presented.

Gas Plant Expenses

     Gas plant expenses were $2.0 million in the nine months ended September 30, 2001. There were no gas plant expenses in the nine months ended September 30, 2002 because these gas plants were sold in 2001.

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization decreased 3% to $31.9 million for the nine months ended September 30, 2002 from $33.0 million for the same period of 2001. While the totals for the nine months ended September 30, 2001 included approximately $953,000 of depreciation on the gas plants and $761,000 of goodwill amortization, an increase in the per BOE rate reduced the benefit. Depreciation, depletion and amortization per BOE has increased 11% to $7.26 per BOE in the period ended September 30, 2002, from property sales in the past year. Production volumes decreased on a per BOE basis by 8%.

General and Administrative Expenses

     General and administrative expenses totaled $10.3 million in the nine months ended September 30, 2002 as compared to $9.5 million for the same period of fiscal 2001, an increase of 8%. Savings attributable to reductions in staff and executive pay in 2002 were offset by approximately $3.4 million in nonrecurring costs, primarily severance payments made during the period.

Interest Expense

     Interest expense increased 27% to $20.4 million for the nine months ended September 30, 2002 from $16.1 million in the same period of 2001. The additional $125.0 million of 10-7/8% subordinated debt issued on May 29, 2001 accounts for the increased interest expense, but the impact has been reduced by significant declines in the interest rates paid on bank debt and a $1.6 million gain on the interest rate swap in 2002.

                          MISSION RESOURCES CORPORATION

Income Taxes

     The benefit for federal and state income taxes for the nine months ended September 30, 2002 was based upon a 35% effective tax rate. The $4.3 million valuation allowance on deferred taxes applicable at December 31, 2001 has been increased to $5.1 million at September 30, 2002, because the Company determined that the portion of deferred tax asset relating to state tax losses generated during the period would not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

     Management believes that the merger with Bargo was not an ownership change as defined in section 382 of the Internal Revenue Code since 1994. A change of stock ownership in the future by a shareholder of the Company may cause an ownership change, which would affect the Company's ability to utilize its net operating loss carryforward in the future.

Subsequent Events

     Hurricane Lili passed through the Gulf of Mexico and South Louisiana during the first week of October. Four fields in which the Company holds interests sustained damage in the storm. Two operated platforms at Eugene Island 307 are currently being repaired and will be producing at full rates by the end of November. A non-operated platform in the area was heavily damaged, and the field is expected to remain off production until mid-November. Mission's net production at that field is 660 BOE per day. The Lac Blanc field in inland waters of Louisiana sustained nominal damage, and is producing. Mission has filed claims with its insurance carriers on these properties, and we expect our financial exposure from property damage to be only the applicable deductible. Fourth quarter production will be affected by about 600 BOE per day as a result of Hurricane Lili, but the impact is not expected to extend to the first quarter of 2003.

     On November 13, 2002, Standard & Poor's lowered the Company's corporate credit rating to "B" from "B+", lowered its subordinated debt rating to "CCC+" from "B-", lowered its senior secured debt rating to "BB-" from "BB" and removed the ratings from CreditWatch with a negative outlook.

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

     In the fourth quarter of 2001, management deemed the $1.0 million receivable to be uncollectible due to a lack of success in negotiating with the Ecuador government, and recorded an increase to the loss on the sale. In the second quarter of 2002, the partner receivable was reduced to $559,000, with the $341,000 charged to income as bad debt expense. The collectible portion of the receivable was determined based upon actual and estimated future operations of the field.

                         MISSION RESOURCES CORPORATION

     In June 2002, the Company was presented with post-closing adjustments in the final accounting for this sale. The post-closing adjustments included reimbursements for reduction of value added tax receivable, reimbursement of production royalties, pricing and volume adjustments negotiated with the purchaser through June 2002 and costs of completing the divestiture. The Company recognized the full amount of the proposed adjustments as a $2.7 million additional loss on the property sale in the second quarter of 2002. However, the Company continues to negotiate specific issues.

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

     Statement No. 143 requires that the Company record a liability for the fair value of its asset retirement obligation, primarily comprised of its plugging and abandonment liabilities, in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is accreted at the end of each period through charges to operating expense. The amount of the asset retirement obligation is added to the carrying amount of the oil and gas properties and this additional carrying amount is depreciated over the life of the properties. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

     SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections, was issued in April 2002. SFAS No. 145 provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for the Company in January 2003. The Company will apply SFAS No. 145 as appropriate to future activities.

     SFAS No. 146, Accounting for Exit or Disposal Activities, was issued in June 2002. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF Issue No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 is effective for the exit and disposal activities initiated after December 31, 2002. The Company will apply SFAS No. 146 as appropriate to future activities.

                         MISSION RESOURCES CORPORATION

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

Commodity Price Risk

     The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. The Company frequently utilizes a combination of options, structured as a collar because there are no up-front costs and protection is given against low prices. These collars assure that the NYMEX prices the Company receives on the hedged production will be at NYMEX prices no lower than the price floor and no higher than the price ceiling. Recently, as shown on the tables below, the Company has entered into some commodity swaps that fix the price to be received.

     The Company's realized price for natural gas per Mcf is generally $0.08 less than the NYMEX MMBTU price. The company's realized price for oil is generally $1.08 per barrel less than NYMEX. Realized prices differ from NYMEX due to factors such as location of the property heating content of gas and quality of oil. The oil differential excludes the impact of Point Pedernales field production that is capped at $ 9.00 per barrel.

Currently Outstanding Oil Hedges

     --------------------------------------------------------------------------------------------------------
                                                                                     NYMEX         NYMEX
                                                                                     Price         Price
                                   BBLS                                           Floor/Swap      Ceiling
            Period                Per Day      Total BBLS           Type             Avg.           Avg.
     --------------------------------------------------------------------------------------------------------
     Fourth Qtr. 2002              5,000         460,000           Collar           $25.00         $25.54
     --------------------------------------------------------------------------------------------------------
     First Qtr. 2003               4,000         360,000            Swap            $24.82           n/a
     --------------------------------------------------------------------------------------------------------
     Second Qtr. 2003              4,000         364,000            Swap            $24.31           n/a
     --------------------------------------------------------------------------------------------------------
     Third Qtr. 2003               3,500         322,000            Swap            $23.95           n/a
     --------------------------------------------------------------------------------------------------------
     Fourth Qtr. 2003              3,500         322,000            Swap            $23.59           n/a
     --------------------------------------------------------------------------------------------------------

                         MISSION RESOURCES CORPORATION

Currently Outstanding Gas Hedges

     --------------------------------------------------------------------------------------------------------
                                                                                   NYMEX          NYMEX
                                 MMBTU         Total                               Price          Price
             Period             Per Day        MMBTU              Type              Avg.           Avg.
     --------------------------------------------------------------------------------------------------------
     Fourth Qtr. 2002           13,500       1,087,000           Collar            $3.56          $6.02
     --------------------------------------------------------------------------------------------------------
     First Qtr. 2003            15,000       1,370,000           Collar            $3.24          $4.64
     --------------------------------------------------------------------------------------------------------
     Second Qtr. 2003           15,000       1,365,000           Collar            $3.18          $4.02
     --------------------------------------------------------------------------------------------------------
     Third Qtr.  2003           15,000       1,380,000           Collar            $3.19          $4.10
     --------------------------------------------------------------------------------------------------------
     Fourth Qtr. 2003           15,000       1,380,000           Collar            $3.24          $4.54
     --------------------------------------------------------------------------------------------------------

     These commodity derivative instruments expose the Company to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to the Company. The Company believes it selects creditworthy counterparties to its hedge transactions. Each of the Company's counterparties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor or Moody's.

Interest Rate Risk

     The Company may enter into financial instruments such as interest rate swaps to manage the impact of interest rates. Effective September 22, 1998, the Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, the Company receives a fixed interest rate and pays a floating interest rate, subject to a cap, based on the simple average of three foreign LIBOR rates. Floating rates are re-determined for a six-month period each April 1 and October 1. After April 1, 2002, the floating rate is capped at 12.375%. The floating rate for the period from October 1, 2002 to April 1, 2002 is 10.88%. The Company's exposure to changes in interest rates primarily results from short-term changes in the LIBOR rates. A 10% change in the floating LIBOR rates would change interest costs to the Company by $870,400 per year. The maximum annual change in interest charges is $1.2 million. This agreement is not held for trading purposes. The swap provider is a major financial institution, and the Company does not anticipate non-performance by the provider. The Company marks the swap value to market quarterly, recording changes in value as reductions to interest expense of $1.8 million and $996,000 for the three months ended September 30, 2002 and 2001, respectively.

ITEM 4. Controls and procedures

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the filing date of this Report, the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, the Company's CEO and CFO believe

     i. that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and
     ii.  that the Company's disclosure controls and procedures are effective.

                          MISSION RESOURCES CORPORATION

Changes in Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

     The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including workmen's compensation claims, tort claims and contractual disputes. Some of the existing known claims against the Company are covered by insurance subject to the limits of such policies and the payment of deductible amounts by the Company. Management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on the Company's business or financial position.

ITEM 2. Changes in Securities and Use of Proceeds

               None.

ITEM 3. Defaults Upon Senior Securities

               None.

ITEM 4. Submission of Matters to a Vote of Security Holders

               None

ITEM 5. Other Information

     By letter dated October 29, 2002, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market, Inc., indicating that its common stock has not maintained the required minimum bid price for continued quotation on the Nasdaq National Market. NASD Rule 4450(a)(5) requires that, for continued quotation on the Nasdaq National Market, the Company must maintain a minimum bid price of $1.00 for at least one day during any period of 30 consecutive business days. Nasdaq has given the Company a period of 90 calendar days, or until January 27, 2002, to achieve compliance with the minimum bid requirement in order to maintain its listing on the Nasdaq National Market. During the 90-day period, the Company will be considered to be in compliance with Nasdaq's minimum bid price requirements if the bid price of the Company's common stock closes at $1.00 per share or greater for a minimum of ten consecutive business days. There can be no assurance that the Company will be able to take actions sufficient to bring it back into compliance with the Nasdaq National Market continued listing criteria within the allotted period of time. If the Company's listing is transitioned to the Nasdaq Small Cap Market, it would have until April 28, 2003 to trade above $1.00 per share for a minimum of ten consecutive trading days to remain on the Small Cap Market. The Company may also be eligible for an additional 180-day calendar grace period beyond April 28, 2003 provided it meets the initial listing criteria for the Small Cap Market. If the Company fails to do that, it would be delisted from Nasdaq and would most likely be quoted on the OTC Bulletin Board. Furthermore, the Company may be eligible to transfer back to the Nasdaq National Market, without paying the listing fees, if, by October 24, 2003, its bid price per share maintains the $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements on the market. The Company is

                         MISSION RESOURCES CORPORATION

reviewing all options available to it to return to compliance with Nasdaq's continued listing requirements. The delisting of the Company's common stock from Nasdaq may result in a reduction in some or all of the following, each of which may have a material adverse effect on its investors:

    .  the market price of the Company's common stock;
    .  the liquidity of the Company's common stock;
    . the number of institutional investors that will be allowed by their charter to invest or consider investing in the Company's common stock;
    . the number of investors in general that will consider investing in the Company's common stock;
    .  the number of market makers in the Company's common stock;
    . the availability of information concerning the trading prices and volume of the Company's common stock;
    . the number of broker-dealers willing to execute trades in shares of the Company's common stock; and
    . The Company's ability to obtain financing for the continuation of its operations.

ITEM 6.  Exhibits and Reports on Form 8-K
------   --------------------------------
         a.  Exhibits.

             The following exhibits are filed with this Form 10-Q and are identified by the number indicated.

             10.1 Third Amendment to the Credit Agreement by and among the Company and JPMorganChase Bank, as Administrative Agent, BNP Paribas, as Syndication Agent, Wachovia Bank National Association and Fleet National Bank, as Co-Documentation Agent, and the Lenders Signatory Hereto, dated October 7, 2002 (incorporated by reference to Current Report on Form 8-K filed on October 10, 2002).

             10.2 Separation Agreement between Jonathon M. Clarkson and Mission Resources Corporation effective September 30, 2002 (filed herewith).

             10.3 Employment Agreement between Robert L. Cavnar and Mission Resources Corporation dated August 8, 2002 (filed herewith).

             10.4 Employment Agreement between Richard W. Piacenti and Mission Resources Corporation dated October 8, 2002 (filed herewith).

             10.5 Form of Indemnification Agreement between Mission Resources Corporation and each of its directors and executive officers (filed herewith).

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

                      None.

                         MISSION RESOURCES CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MISSION RESOURCES CORPORATION
                                                           (Registrant)

Date:   November 13, 2002                        By:  /s/  Robert L. Cavnar
        -----------------                             ---------------------
                                                      Robert L. Cavnar
                                                      Chief Executive Officer

Date:   November 13, 2002                        By:  /s/ Richard W. Piacenti
        -----------------                             --------------------------
                                                      Richard W. Piacenti
                                                      Chief Financial Officer

                         MISSION RESOURCES CORPORATION

I, Robert L. Cavnar certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mission Resources Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                       Signature: /s/ Robert L. Cavnar
       -----------------                                  --------------------
                                                         Chief Executive Officer

I, Richard W. Piacenti certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mission Resources Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                      Signature:  /s/ Richard W. Piacenti
      -----------------                               --------------------------
                                                         Chief Financial Officer