Form 10-K/A
period 2002-12-31
MISSION RESOURCES CORP
filed 2003-04-07
CIK 319459

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

================================================================================

                MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                               EXPLANATORY NOTE

   Mission Resources Corporation (the "Company") is filing this amendment to
Item 8 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, to correct the disclosure contained in Note 16 of the Consolidated Financial Statements regarding the Company's estimated total proved and proved developed reserves of oil and gas for the year ended December 31, 2002. This amendment does not affect the Company's historical results of operations, financial conditions or cash flows for any period presented. Other than this change to Note 16, there is no change to the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements, the report of the independent auditors or the report of management. Nor does this amendment change the Company's previously filed Quarterly Interim Consolidated Financial Statements or the notes thereto.

   The prior disclosure regarding end of year proved developed reserves (in the last line in the table presenting such disclosure) did not include in such disclosure data regarding end of year proved developed non-producing reserves for oil, NGL and gas, respectively. The corrected disclosure regarding end of year proved developed reserves is shown below and in Note 16 of the Consolidated Financial Statements (in the last line item in the tables presenting such corrected disclosure).

                                              Year Ended December 31, 2002
         -                                    ---------------------------
                                                Oil       NGL      Gas
         Description                           (MBBL)    (MBBL)   (MMCF)
         -----------                           -------   ------  -------
         Proved reserves at beginning of year  39,538    2,060   154,082
         Revisions of previous estimates.....  (1,915)     251   (42,426)
         Extensions and discoveries..........     227       --       537
         Production..........................  (3,157)    (266)  (12,524)
         Sales of reserves in-place.......... (12,093)     (41)  (18,178)
         Purchase of reserves in-place.......       5       --        --
                                               -------   -----   -------
         Proved reserves at end of year......  22,605    2,004    81,491
                                               =======   =====   =======
         Proved developed reserves--
            Beginning of year................  31,902    1,924    97,984
                                               =======   =====   =======
            End of year......................  18,581    1,869    53,708
                                               =======   =====   =======

Item 8.  Financial Statements and Supplementary Data

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                               Page
                                                                                              Number
                                                                                              ------
Independent Auditors' Report.................................................................    4
Financial Statements:
   Consolidated Balance Sheets as of December 31, 2002 and 2001..............................    5
   Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and
     2000....................................................................................    7
   Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss for the
     Years Ended December 31, 2002, 2001 and 2000............................................    8
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and
     2000....................................................................................    9
   Notes to Consolidated Financial Statements................................................   11

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
                                                                              ========   ======  ========

                MISSION RESOURCES CORPORATION AND SUBSIDIARIES

   The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                                     Year Ended
                                                 December 31, 2002
                                              -----------------------
                                                Oil     NGL     Gas
         Description                           (MBBL)  (MBBL)  (MMCF)
         -----------                          -------  ------ -------
         Proved reserves at beginning of year  39,538  2,060  154,082
         Revisions of previous estimates.....  (1,915)   251  (42,426)
         Extensions and discoveries..........     227     --      537
         Production..........................  (3,157)  (266) (12,524)
         Sales of reserves in-place.......... (12,093)   (41) (18,178)
         Purchase of reserves in-place.......       5     --       --
                                              -------  -----  -------
         Proved reserves at end of year......  22,605  2,004   81,491
                                              =======  =====  =======
         Proved developed reserves--
            Beginning of year................  31,902  1,924   97,984
                                              =======  =====  =======
            End of year......................  18,581  1,869   53,708
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

      3.4 Certificate of Merger of Bargo Energy Company into the Company (incorporated by reference to
          Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

      3.5 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

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

      4.1 Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Annual
          Report on Form 10-K filed on March 31, 2003).

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

10.10 Employment Agreement dated May 2, 2001, between the Company and Jonathan M. Clarkson
      (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

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

10.14 Employment Agreement dated November 7, 2002, between the Company and John L. Eells
      (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

10.15 Employment Agreement dated November 6, 2002, between the Company and Joseph G. Nicknish
      (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

10.16 Employment Agreement dated May 15, 2001, between the Company and Daniel P. Foley
      (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

10.17 Separation Agreement dated November 15, 2002, between the Company and Daniel P. Foley
      (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

10.18 Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form
      10-Q filed November 14, 2002).


 21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual
      Report on Form 10-K filed on March 31, 2003).

 23.1 Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Company's Annual
      Report on Form 10-K filed on March 31, 2003).

 23.2 Consent of Netherland Sewell & Associates, Inc. (incorporated by reference to Exhibit 23.2 to the
      Company's Annual Report on Form 10-K filed on March 31, 2003).

 23.3 Consent of Ryder Scott Company (incorporated by reference to Exhibit 23.3 to the Company's
      Annual Report on Form 10-K filed on March 31, 2003).

 23.4 Consent of T.J. Smith & Company, Inc. (incorporated by reference to Exhibit 23.4 to the
      Company's Annual Report on Form 10-K filed on March 31, 2003).

23.5* Consent of KPMG LLP related to this Annual Report in Form 10-K/A.

23.6* Consent of Netherland Sewell & Associates, Inc. related to this Annual Report on Form 10-K/A.

23.7* Consent of Ryder Scott Company related to this Annual Report on Form 10-K/A.

23.8* Consent of T.J. Smith & Company, Inc. related to this Annual Report on Form 10-K/A

 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the
      Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of the Company (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K filed on March 31,
      2003).

 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the
      Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of the Company (incorporated by reference to Exhibit 99.2 to the Company's Annual Report on Form 10-K filed on March 31,
      2003).

99.3* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the
      Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of the Company related to this
      Annual Report on Form 10-K/A.

99.4* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of the Company related to this Annual
      Report on Form 10-K/A.

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

Date: April 4, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                        Title                  Date
         ----------                        -----                  ----

    /s/  Robert L. Cavnar      Chairman and Chief Executive   April 4, 2003
-----------------------------    Officer (principal
      Robert L. Cavnar           executive officer)

  /s/  RICHARD W. PIACENTI     Senior Vice President and      April 4, 2003
-----------------------------    Chief Financial Officer
     Richard W. Piacenti         (principal financial
                                 officer)

     /s/  ANN KAESERMANN       Vice President--Accounting     April 4, 2003
-----------------------------    and Investor Relations,
       Ann Kaesermann            Chief Accounting Officer
                                 (principal accounting
                                 officer)

     /s/  JUDY LEY ALLEN       Director                       April 4, 2003
-----------------------------
       Judy Ley Allen

    /s/  DAVID A.B. BROWN      Director                       April 4, 2003
-----------------------------
      David A.B. Brown

    /s/  ROBERT R. ROONEY      Director                       April 4, 2003
-----------------------------
      Robert R. Rooney

 /s/  HERBERT C. WILLIAMSON    Director                       April 4, 2003
-----------------------------
    Herbert C. Williamson

                MISSION RESOURCES CORPORATION AND SUBSIDIARIES

I, Robert L. Cavnar, certify that:

1. I have reviewed this annual report on Form 10-K/A of Mission Resources Corporation;

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

Date: April 4, 2003
                                          /s/   ROBERT L. CAVNAR
                                          --------------------------------------
                                          Robert L. Cavnar
                                          Chairman and Chief Executive Officer

                MISSION RESOURCES CORPORATION AND SUBSIDIARIES

I, Richard W. Piacenti, certify that:

1. I have reviewed this annual report on Form 10-K/A of Mission Resources Corporation;

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

Date: April 4, 2003
                                          /s/  RICHARD W. PIACENTI
                                          --------------------------------------
                                          Richard W. Piacenti
                                          Senior Vice-President and Chief
                                            Financial Officer