Form 10-Q
period 2003-03-31
MISSION RESOURCES CORP
filed 2003-05-14
CIK 319459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
  X          Quarterly Report Pursuant to Section 13 or 15(d) of the
-----                   Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003

                                       or

_____       Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Transition Period From ______ to ________

                          Commission file number 0-9498


                          MISSION RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)



 Delaware                                                             76-0437769
 (State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

1331 Lamar, Suite 1455, Houston, Texas                                77010-3039
(Address of principal executive offices)                              (ZIP Code)

                                 (713) 495-3000
               Registrant's telephone number, including area code

                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ NO X
                                                      ---

As of May 9, 2003, 23,585,959 shares of common stock of Mission Resources Corporation were outstanding.

                          MISSION RESOURCES CORPORATION

                                      INDEX

                                                                                       Page #
                                                                                       ------
PART I.  FINANCIAL INFORMATION .....................................................      1

  ITEM  1. Financial Statements ....................................................      1

           Condensed Consolidated Balance Sheets:
                 March 31, 2003 (Unaudited) and December 31, 2002 ..................      1
           Condensed Consolidated Statements of Operations (Unaudited):
                 Three months ended March 31, 2003 and 2002 ........................      3
           Condensed Consolidated Statements of Cash Flows (Unaudited):
                 Three months ended March 31, 2003 and 2002 ........................      4
           Notes to Condensed Consolidated Financial Statements (Unaudited) ........      6

  ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...............................     18

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ..............     29

  ITEM 4.  Controls and Procedures .................................................     30

PART II. OTHER INFORMATION .........................................................     31

  ITEM 1.  Legal Proceedings .......................................................     31

  ITEM 2.  Change in Securities and Use of Proceeds ................................     31

  ITEM 3.  Defaults Upon Senior Securities .........................................     31

  ITEM 4.  Submission of Matters to a Vote of Security Holders .....................     31

  ITEM 5.  Other Information .......................................................     31

  ITEM 6.  Exhibits and Reports on Form 8-K ........................................     32

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                     ASSETS

                                                                                March 31,      December 31,
                                                                                  2003             2002
                                                                              -------------   --------------
                                                                               (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ..................................................   $    18,007      $   11,347
Accounts receivable and accrued revenues ...................................        21,298          18,931
Prepaid expenses and other .................................................         2,093           2,148
                                                                               -----------      ----------
    Total current assets ...................................................        41,398          32,426
                                                                               -----------      ----------

PROPERTY AND EQUIPMENT, at cost:
Oiland gas properties (full cost), including unproved properties of
   $8,067 and $8,369 excluded from amortization as of March 31, 2003
   and December 31, 2002, respectively .....................................       781,877         775,344
Asset retirement cost ......................................................        14,410             ---
Accumulated depreciation, depletion and amortization .......................      (459,892)       (474,625)
                                                                               -----------      ----------
    Net property, plant and equipment ......................................       336,395         300,719
                                                                               -----------      ----------

Leasehold, furniture and equipment .........................................         3,800           3,545
Accumulated depreciation ...................................................        (1,582)         (1,449)
                                                                               -----------      ----------
    Net leasehold, furniture and equipment .................................         2,218           2,096
                                                                               -----------      ----------


OTHER ASSETS ...............................................................         7,639           7,163
                                                                               -----------      ----------
                                                                               $   387,650      $  342,404
                                                                               ===========      ==========


      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       March 31,           December 31,
                                                                                         2003                  2002
                                                                                  ------------------     ----------------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities ....................................      $       30,215         $     24,498
Commodity derivative liabilities ............................................               9,288                6,973
Asset retirement obligation .................................................               1,000                  ---
Interest rate swap ..........................................................                 ---                    3
                                                                                  ------------------     ----------------
    Total current liabilities ...............................................              40,503               31,474

LONG-TERM DEBT:
Credit facility .............................................................              80,000                  ---
Subordinated notes due 2007 .................................................             127,426              225,000
Unamortized premium on issuance of $125 million subordinated notes ..........               1,361                1,431
                                                                                  ------------------     ----------------
    Total long-term debt ....................................................             208,787              226,431

LONG-TERM LIABILITIES:
Commodity derivative liabilities, excluding current portion .................                 741                  359
Interest rate swap, excluding current portion ...............................                 ---                1,817
Deferred income taxes .......................................................              21,572               16,946
Asset retirement obligation, excluding current portion ......................              41,939                  ---
                                                                                  ------------------     ----------------
    Total long-term liabilities .............................................              64,252               19,122

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized none issued or
    outstanding at March 31, 2003 and December 31, 2002 .....................                 ---                  ---
Common stock, $0.01 par value, 60,000,000 shares authorized, 23,896,959
    shares issued at March 31, 2003 and December 31, 2002 ...................                 239                  239
Additional paid-in capital ..................................................             163,837              163,837
Retained deficit ............................................................             (81,980)             (92,599)
Treasury stock, at cost, 311,000 shares .....................................              (1,905)              (1,905)
Other comprehensive income (loss), net of taxes .............................              (6,083)              (4,195)
                                                                                  ------------------     ----------------
    Total stockholders' equity ..............................................              74,108               65,377
                                                                                  ------------------     ----------------

                                                                                   $      387,650         $    342,404
                                                                                  ==================     ================

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

              (Amounts in thousands, except per share information)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2003            2002
                                                            -------------   ------------
REVENUES:
  Oil and gas revenues ...................................   $   25,737      $  28,339
  Gain on extinguishment of debt .........................       22,375            ---
  Interest and other income (expense) ....................          535         (6,039)
                                                             ----------      ---------
                                                                 48,647         22,300

COST AND EXPENSES:
  Lease operating expenses ...............................        8,890         13,164
  Transportation costs ...................................           90             77
  Taxes other than income ................................        2,693          1,933
  Asset retirement obligation accretion expense ..........          345            ---
  Depreciation, depletion and amortization ...............        9,022         11,275
  General and administrative expenses ....................        2,572          2,569
  Interest expense .......................................        6,027          7,686
                                                             ----------      ---------
                                                                 29,639         36,704

Income (loss) before income taxes and cumulative effect
  of a change in accounting method .......................       19,008        (14,404)

Provision (benefit) for income taxes .....................        6,653         (5,041)
                                                             ----------      ---------

Income (loss) before cumulative effect of a change in
  accounting method ......................................       12,355         (9,363)

Cumulative effect of a change in accounting method,
  net of deferred tax of $935 ............................       (1,736)           ---
                                                             ----------      ---------

Net income (loss) ........................................   $   10,619      $  (9,363)
                                                             ==========      =========
Income (loss) before cumulative effect of a change in
  accounting method per share ............................   $     0.52      $   (0.40)
                                                             ==========      =========
Income (loss) before cumulative effect of a change in
  accounting method per share-diluted ....................   $     0.52      $   (0.40)
                                                             ==========      =========

Net income (loss) per share ..............................   $     0.45      $   (0.40)
                                                             ==========      =========
Net income (loss) per share-diluted ......................   $     0.45      $   (0.40)
                                                             ==========      =========

Weighted average common shares outstanding ...............       23,586         23,586
Weighted average common shares outstanding-diluted .......       23,590         23,586

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                             (Amounts in thousands)

                                                                              Three Months Ended March 31,
                                                                            -------------------------------
                                                                                2003                2002
                                                                            ------------        -----------
Cash flows from operating activities:
Net income (loss) ...........................................               $     10,619        $    (9,363)
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation, depletion and amortization .............                      9,431             11,948
       Loss (gain) on interest rate swap ....................                       (520)               550
       Loss (gain) due to commodity hedge ineffectiveness ...                       (208)             6,208
       Gain on extinguishment of debt .......................                    (22,375)               ---
       Cumulative effect of a change in accounting
         method, net of deferred tax ........................                      1,736                ---
       Asset retirement obligation accretion expense ........                        345                ---
       Stock option expense .................................                        ---                 95
       Deferred income taxes ................................                      6,578             (5,041)

Change in assets and liabilities:
    Accounts receivable and accrued revenue .................                     (2,367)               419
    Accounts payable and accrued liabilities ................                      4,587             (9,269)
    Other ...................................................                     (2,330)               317
                                                                            ------------        -----------
    Net cash flows provided by (used in) operating activities                      5,496             (4,136)

Cash flows from investing activities:
    Acquisition of oil and gas properties ...................                       (258)              (316)
    Additions to oil and gas properties .....................                     (6,275)            (6,937)
    Additions to leasehold, furniture and equipment .........                       (255)               (35)
    Proceeds on sale of oil and gas properties, net .........                      3,564              7,677
                                                                            ------------        -----------
    Net cash flows provided by (used in) investing activities                     (3,224)               389

Cash flows from financing activities:
    Proceeds from borrowings ................................                     80,000             10,500
    Repurchase of notes .....................................                    (71,700)               ---
    Payments of long term debt ..............................                        ---             (6,000)
    Credit facility costs ...................................                     (3,912)               (48)
                                                                            ------------        -----------
    Net cash flows provided by financing activities .........                      4,388              4,452

Net increase in cash and cash equivalents ...................                      6,660                705
Cash and cash equivalents at beginning of period ............                     11,347                603
                                                                            ------------        -----------
Cash and cash equivalents at end of period ..................               $     18,007        $     1,308
                                                                            ============        ===========

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                                   (Unaudited)

                             (Amounts in thousands)

                                                                     Three Months Ended March 31,
                                                                    ------------------------------
                                                                       2003               2002
                                                                    ----------        ------------
Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Interest ..................................................      $  5,354           $    615

    Income taxes paid (received) ..............................      $   (525)          $      5

      See accompanying notes to condensed consolidated financial statements

                         MISSION RESOURCES CORPORATION

1.   Summary of Significant Accounting Policies

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at March 31, 2003, and the results of operations and changes in cash flows for the periods ended March 31, 2003 and 2002. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Mission Resources Corporation (the "Company" or "Mission") Annual Report on Form 10-K for the year ended December 31, 2002.

     Principles of Consolidation

          The consolidated financial statements include the accounts of Mission Resources Corporation and its wholly owned subsidiaries. Mission owns a 26.6% interest in the White Shoal Pipeline Corporation that is accounted for using the equity method. Mission's investment of $289,000 at March 31, 2003 is included in the other assets line of the Balance Sheet. The Company owns a 10.1% ownership in the East Texas Salt Water Disposal Company that is accounted for using the cost method. The Company's investment of $861,000 at March 31, 2003 is also included in the other assets line of the Balance Sheet.

     Oil and Gas Property Accounting

          The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three-month periods ending March 31, 2003 or 2002.

     Trade Accounts Receivable

          Trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company reviews collectibility of trade accounts receivable monthly. Past due balances over ninety days past due and exceeding $30,000 are reviewed individually for collectibility. Account balances are charged off against earnings when the Company determines potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

                         MISSION RESOURCES CORPORATION

     Comprehensive Income

          Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

                                                                                  Three Months Ended March 31,
                                                                                 ------------------------------
                                                                                     2003             2002
                                                                                     ----             ----
       Net income (loss) ...................................................     $    10,619        $  (9,363)
       Hedge accounting for derivative instruments, net of tax .............          (1,888)          (2,426)
                                                                                 -------------     ------------
       Comprehensive income (loss) .........................................     $     8,731        $ (11,789)
                                                                                 =============     ============

          The accumulated balance of other comprehensive loss related to hedge accounting is as follows (in thousands):

       Balance at December 31, 2002 ..................     $   (4,195)
       Net gains on cash flow hedges .................          6,113
       Reclassification adjustments ..................         (9,018)
       Tax effect on hedging activity ................          1,017
                                                         ----------------
       Balance at March 31, 2003 .....................     $   (6,083)
                                                         ================

     Stock-Based Employee Compensation Plans

          In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of SFAS No. 123, that provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

          At March 31, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting or Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under those plans when the exercise price of the option is equal to the market value of the underlying common stock on the date of the grant.

          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                          MISSION RESOURCES CORPORATION

                                                        Quarter Ended        Quarter Ended
                                                        March 31, 2003       March 31, 2002
                                                       ----------------     ----------------
       Net income (loss) (in thousands)
               As reported .......................       $    10,619          $  (9,363)
               Pro forma .........................       $    10,582                /(1)/
       Earnings (loss) per share
               As reported .......................       $      0.45          $   (0.40)
               Pro forma .........................       $      0.45                /(1)/
       Diluted earnings (loss) per share
               As reported .......................       $      0.45          $   (0.40)
               Pro forma .........................       $      0.45                /(1)/

     _____________

     /(1)/ No stock options were issued in this quarter, therefore a proforma calculation is not possible.

     Goodwill

          The FASB approved SFAS No. 142, Goodwill and Other Intangible Assets in June 2001. This pronouncement required that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an annual basis for impairment. The Company adopted SFAS No. 142 on January 1, 2002, at which time the Company had unamortized goodwill in the amount of $15.1 million and unamortized identifiable intangible assets in the amount of $374,300, all of which were subject to the transition provisions. Upon adoption of SFAS No. 142, $277,000 of workforce intangible currently recorded as unamortized identifiable assets was subsumed into goodwill and was not amortized as it no longer qualified as a recognizable intangible asset.

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

     Recently Adopted Pronouncements

          SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections, was issued in April 2002. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provision of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. Mission applied the provisions of SFAS No. 145 as they relate to the extinguishment of debt in accounting for the March 28, 2003 Note repurchase as discussed in Footnote 3.

                         MISSION RESOURCES CORPORATION

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

                  In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation were applicable to guarantees issued or modified after December 31, 2002 and had no effect on Mission's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

                  The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of APB No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company does not currently own an interest in any variable interest entities; therefore, this interpretation is not expected to have a material effect on its financial statements.

                  In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provided accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that the Company record a liability for the fair value of its asset retirement obligation, primarily comprised of its plugging and abandonment liabilities, in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is accreted at the end of each period through charges to operating expense. The amount of the asset retirement obligation is added to the carrying amount of the oil and gas properties and this additional carrying amount is depreciated over the life of the properties. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

                         MISSION RESOURCES CORPORATION

                  The Company adopted the provisions of SFAS No. 143 with a calculation effective January 1, 2003. The Company's assets are primarily working interests in producing oil and gas properties and related support facilities. The life of these assets is generally determined by the estimation of the quantity of oil or gas reserves available for production and the amount of time such production should require. The cost of retiring such assets, the asset retirement obligation, is typically referred to as abandonment costs. The Company hired independent reserve engineers to provide estimates of current abandonment costs on all its properties, applied valuation techniques appropriate under SFAS No. 143, and recorded a net initial asset retirement obligation of $44.3 million on its Balance Sheet. An asset retirement cost of $14.4 million was simultaneously capitalized in the oil and gas properties section of the Balance Sheet. The adoption of SFAS No. 143 was accounted for as a change in accounting principle. A $2.7 million charge, net of a $935,000 deferred tax, was recorded to income as a cumulative effect of the change in accounting principle.

                  The following table shows changes in the asset retirement obligation that have occurred in the first quarter of 2003.

                                                          Quarter Ended
         Asset Retirement Obligation                      March 31, 2003
         ------------------------------------             --------------
                                                          (in thousands)
         Initial implementation ..................        $      44,266
         Liabilities incurred ....................                  ---
         Liabilities settled .....................               (1,672)
         Accretion expense .......................                  345
                                                          --------------
         Ending balance ..........................               42,939
                                                          --------------
         Less:  current portion ..................                1,000
                                                          --------------
         Long-term portion .......................        $      41,939
                                                          ==============

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

                          MISSION RESOURCES CORPORATION

2.       Stockholders' Equity

                  The following represents a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. Options and warrants representing approximately 3.2 million unissued common shares in the first quarter of 2003 and approximately 3.9 million unissued common shares in the first quarter of 2002 that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

         SFAS No. 128 reconciliation (amounts in thousands except per share amounts):

                                            For the Three Months Ended              For the Three Months Ended
                                                  March 31, 2003                          March 31, 2002
                                      -------------------------------------- --------------------------------------
                                         Income       Shares     Per Share      Income        Shares     Per Share
                                       (Numerator) (Denominator)  Amount      (Numerator)  (Denominator)   Amount
                                      ------------ ------------- ----------- ------------ -------------- ----------
         Income (loss) per common
         share:
         Income (loss) available to
         common stockholders ........ $   10,619        23,586   $     0.45  $    (9,363)        23,586  $   (0.40)
                                                                 ===========                             ==========

         Effect of dilutive
         securities:
         Options and warrants .......        ---             4                       ---            ---
                                      ------------ -------------             ------------ --------------

         Income (loss) per common
         share-diluted:
         Income (loss) available to
         common stockholders and
         assumed conversions ........ $   10,619        23,590   $     0.45  $    (9,363)        23,586  $   (0.40)
                                      ============ ============= =========== ============ ============== ==========

                  As of March 31, 2003 and 2002, Mission held in treasury 311,000 shares that had been acquired at an aggregate price of $1.9 million. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

                  Concurrent with the Bargo merger in 2001, all Bellwether employees who held stock options were immediately vested in those options upon closing of the merger. An additional $95,000 compensation expense, on those employee options that would have expired unexercisable pursuant to their original terms, was recognized in the first quarter of 2002 as a result of staff reductions. The expense was calculated as the excess of the price on the merger date over the exercise price of the option.

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

                          MISSION RESOURCES CORPORATION

         exercisable without shareholder approval. The rights will expire on September 26, 2007, subject to earlier redemption by the Board of Directors of the Company.

3.       Long Term Debt

         Senior Subordinated Notes

                  In April 1997, the Company issued $100.0 million of 10 7/8% senior subordinated notes due 2007. On May 29, 2001, the Company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively the "Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional Notes is 10.5%. The premium is shown separately on the Balance Sheet. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes are redeemable, in whole or in part, at the option of the Company beginning April 1, 2002 at 105.44%, and decreases annually to 100.00% on April
         1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of March 31, 2003, the Company was in compliance with its covenants under the Notes.

                  On March 28, 2003, the Company acquired, in a private transaction with various funds affiliated with Farallon Capital Management, LLC, a Delaware limited liability company ("Farallon"), pursuant to the terms of a purchase and sale agreement, approximately $97.6 million in principal amount of the Notes for approximately $71.7 million, plus accrued interest. Immediately after the consummation of the purchase and sale agreement, Mission had $127.4 million in principal amount of Notes outstanding. Including costs of the transaction and the removal of $2.2 million of previously deferred financing costs related to the acquired Notes, the Company recognized a $22.4 million gain on the extinguishment of the Notes.

         Credit Facility

                  The Company was party to a $150.0 million credit facility with a syndicate of lenders through March 28, 2003. The credit facility was a revolving facility, expiring May 16, 2004, which allowed Mission to borrow, repay and re-borrow under the facility from time to time. The total amount which might be borrowed under the facility was limited by the borrowing base periodically set by the lenders based on Mission's oil and gas reserves and other factors deemed relevant by the lenders. The facility was re-paid in full and retired on March 28, 2003. The entire $947,000 of deferred financing costs relating to this facility was charged to earnings as a reduction in the gain on extinguishment of debt.

                  Simultaneously with the acquisition of the Notes, the Company amended and restated its credit facility with new lenders, led by Farallon Energy Lending, LLC. The amended and restated senior secured credit facility (the "Facility") expires January 6, 2005 (the "Maturity Date"), and has initial availability of $80.0 million. The Facility is secured by a lien on all of the Company's property and the property of certain of its subsidiaries, including a lien on all of their respective oil and gas properties and a pledge of the capital stock of certain of the subsidiaries.

                         MISSION RESOURCES CORPORATION

         The Company has drawn the full $80.0 million under the Facility. The proceeds of the Facility were used to acquire approximately $97.6 million face amount of Notes, to pay accrued interest on the Notes purchased, and to pay closing costs associated therewith. The interest rate on the Facility is 12% until February 16, 2004, when it increases to 13% until the Maturity Date.

              The Facility contains covenants that prevent the Company from making or committing to make any capital expenditures, except for capital expenditures in the ordinary course of business which:

         . do not exceed the sum of $35.0 million plus excess free cash (one-half of the amount by which discretionary cash flow for fiscal year 2003 exceeds $35.0 million) for fiscal year 2003; provided that expenditures for exploration during such fiscal year shall not exceed $15.0 million;

         . do not exceed the amount approved by the majority lenders for fiscal year 2004; or

         . are financed out of the net cash proceeds of issuances of capital stock (effected during a 30 day period) in excess of $20.0 million or out of the net cash proceeds of asset sales, with an aggregate limit of $50.0 million during the term of the loans outstanding under the Facility ("Loans"), (i) of up to $5.0 million during the term of the Loans, and (ii) that are paid for the acquisition of replacement assets either 90 days before or 90 days after the asset sale or recovery event.

              In addition, the Facility requires that the following financial covenants be maintained:

         . minimum consolidated EBITDA, as of the last day of any fiscal quarter, for the period of two fiscal quarters that end on such day, of $17.5 million;

         . maximum leverage ratio as at the last day of any fiscal quarter beginning with the fiscal quarter ending June 30, 2003, of 2.75 to 1; and

         .  minimum consolidated fixed charge coverage, as of the last day of
            (i) March 31, 2003, for the fiscal quarter then ended, of $0, (ii) June 30, 2003, for the two fiscal quarters then ended, of $0, (iii) September 30, 2003, for the three fiscal quarters then ended, of $0, and (iv) any fiscal quarter ending after September 30, 2003, for the four fiscal quarters then ended, of $0.

              Leverage ratio is defined on the last day of any fiscal quarter as the ratio of (a) the principal amount of the Loans plus the principal amount of all indebtedness that is equal to or senior in right of payment to the Loans to (b) consolidated EBITDA for the period of four quarters ending on such day. Consolidated fixed charge coverage for any period, is the sum of (i) the consolidated EBITDA during such period minus (ii) the Company's capital expenditures during such period minus
         (iii) the Company's cash income tax expense for such period minus (iv) the Company's cash consolidated interest expense plus (v) $7.0 million.

              The Facility contains additional covenants that limit Mission's ability, among other things, to incur additional indebtedness or to create or incur liens; to merge, consolidate, liquidate, wind-up or dissolve; to dispose of property; and to pay dividends on or redeem stock. As of March 31, 2003, the Company was in compliance with the covenants in the Facility.

                         MISSION RESOURCES CORPORATION

4.   Derivative Instruments and Hedging Activities

          Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the Balance Sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. Accounting for qualified hedges allows a derivative's gains and losses to offset related results on the hedged item in the Statement of Operations. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recorded in other comprehensive income ("OCI") until the hedged item is recognized in earnings. Hedge effectiveness is measured at least quarterly based upon the relative changes in fair value between the derivative contract and the hedged item over time. Any change in the fair value resulting from ineffectiveness, as defined by SFAS No. 133, is recognized immediately in earnings. For the quarter ended March 31, 2002, a $6.2 million loss was reported in the interest and other income line of the Statement of Operations.

          In October 2002, the Company elected to de-designate all existing hedges and to re-designate them by applying the interpretations from the FASB's Derivative Implementation Group issue G-20 ("DIG G-20"). The Company's previous approach to assessing ineffectiveness required that changes in time value be recorded to income quarterly. By using the DIG G-20 approach, because the Company's collars and swaps meet specific criteria, the time value component is included in OCI and earnings variability is reduced. The hedges are considered perfectly effective. In the quarter ended March 31, 2003, a $208,000 gain related to these hedges was reported in the interest and other income line of the Statement of Operations. This gain relates to the amortization, from October 15, 2002 for a 15 month period, of both the realized and unrealized gains or losses related to these de-designated hedges. The amount remaining in OCI, or the unrealized loss, related to the de-designated hedges will be completely amortized by December 2003. At March 31, 2003 the remaining OCI was approximately $2.7 million.

          Effective September 22, 1998, the Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Mission received a fixed interest rate and paid a floating interest rate. In February 2003, the interest rate swap was cancelled. Mission paid the counter-party $1.3 million, the then current market value of the swap. The increase in the swap's fair value of $520,000 from January 1, 2003 to the date of the cancellation has been reported as a reduction of interest expense. The decrease in the swap's fair value of $550,000 during the three months ended March 31, 2002 was reported as a charge to interest expense.

                         MISSION RESOURCES CORPORATION

     Those hedges of future production outstanding at March 31, 2003 are as follows:

Oil Hedges

     -------------------------------------------------------------------------------------------------------------
                                                                                           NYMEX          NYMEX
                                         BBLS                                              Price          Price
                 Period                Per Day      Total BBLS           Type         Floor/Swap Avg. Ceiling Avg.
     -------------------------------------------------------------------------------------------------------------
     Second Qtr. 2003                   4,000         364,000            Swap             $24.31           n/a
     -------------------------------------------------------------------------------------------------------------
     Third Qtr. 2003                    3,500         322,000            Swap             $23.95           n/a
     -------------------------------------------------------------------------------------------------------------
     Fourth Qtr. 2003                   3,500         322,000            Swap             $23.59           n/a
     -------------------------------------------------------------------------------------------------------------
     First Qtr. 2004                    2,500         227,500            Swap             $25.24           n/a
     -------------------------------------------------------------------------------------------------------------
     Second Qtr. 2004                   2,500         227,500            Swap             $24.67           n/a
     -------------------------------------------------------------------------------------------------------------
     Third Qtr. 2004                    2,500         230,000            Swap             $24.30           n/a
     -------------------------------------------------------------------------------------------------------------
     Fourth Qtr. 2004                   2,500         230,000            Swap             $23.97           n/a
     -------------------------------------------------------------------------------------------------------------

Gas Hedges

     --------------------------------------------------------------------------------------------------------------
                                                                                           NYMEX          NYMEX
                                       MMBTU                                            Price Floor   Price Ceiling
                 Period               Per Day       Total MMBTU          Type              Avg.           Avg.
     --------------------------------------------------------------------------------------------------------------
     Second Qtr. 2003                  15,000        1,365,000          Collar             $3.18          $4.02
     --------------------------------------------------------------------------------------------------------------
     Third Qtr.  2003                  15,000        1,380,000          Collar             $3.19          $4.10
     --------------------------------------------------------------------------------------------------------------
     Fourth Qtr. 2003                  15,000        1,380,000          Collar             $3.24          $4.54
     --------------------------------------------------------------------------------------------------------------
     First Qtr. 2004                    8,000          728,000          Collar             $4.13          $5.39
     --------------------------------------------------------------------------------------------------------------
     Second Qtr. 2004                   5,000          455,000          Collar             $3.70          $4.08
     --------------------------------------------------------------------------------------------------------------
     Third Qtr.  2004                   5,000          400,000          Collar             $3.70          $4.04
     --------------------------------------------------------------------------------------------------------------
     Fourth Qtr. 2004                   5,000          400,000          Collar             $3.85          $4.23
     --------------------------------------------------------------------------------------------------------------

     The Company's realized price for natural gas per MCF in the past year was approximately $0.11 less than the NYMEX MMBTU price. The Company's realized price for oil in the past year was approximately $0.95 per BBL less than NYMEX. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The oil differential stated above excludes the impact of Point Pedernales field production for which the Company's selling price was capped at $9.00 per BBL. The Point Pedernales field was sold in March 2003.

                         MISSION RESOURCES CORPORATION

5.   Income Taxes

          The provision for federal and state income taxes for the three months ended March 31, 2003 was based upon a 35% effective tax rate. The $5.3 million valuation allowance on deferred taxes applicable at December 31, 2002 has been decreased to $4.8 million at March 31, 2003, due to the decrease in the deferred tax asset relating to state taxes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

          The Company issued 9.5 million shares of its common stock on May 16, 2001 in its acquisition of Bargo Energy Company. Management believes that the merger with Bargo was not an ownership change as defined in Section 382 of the Internal Revenue Code. Therefore, the Company last had an ownership change in 1994 with the issuance of 3.4 million shares of its common stock. A change of stock ownership in the future by a significant shareholder of the Company may cause an ownership change, which would affect the Company's ability to utilize its net operating loss ("NOL") carryforwards in the future. Section 382 of the Internal Revenue Code significantly limits the amount of the NOL and investment tax credit carryforwards that are available to offset future taxable income and related tax liability when a change in ownership occurs.

6.   Related Party Transactions

          Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam. J.P. Bryan, a managing director and stockholder of Torch, was a director of Mission until October 2002; therefore, Milam is no longer affiliated with Mission. As of March 31, 2003, Milam owed the Company approximately $1.3 million in joint interest billings related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. In a March 1, 2003 agreement between the parties, terms were established which provide for Milam to pay its joint interest billings and cash calls in a timely manner through July 2003. Mission received approximately $752,000 in April 2003 and $553,000 in May 2003 from Milam to be applied to the outstanding receivable balance.

7.   Guarantees

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

                         MISSION RESOURCES CORPORATION

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

                         MISSION RESOURCES CORPORATION

ITEM 2. Managements' Discussion & Analysis and Results of Operations

General

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

     We deplete the capitalized costs in the full cost pool, plus estimated future expenditures to develop and abandon reserves, using the units of production method based upon the ratio of current production to total proved reserves. Depletion is a significant component of our net income. Proportionally, it represented over 35% of our total oil and gas revenues in the year quarter ended March 31, 2003 and approximately 40% of total oil and gas revenues in the quarter ended March 31, 2002. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate.

     Both the volume of proved reserves and the estimated future expenditures used for the depletion calculation are obtained from the reserve estimates prepared by independent reservoir engineers. These reserve estimates are inherently imprecise as they rely upon both the engineers' quantitative and subjective analysis of various data, such as engineering data, production trends and forecasts, estimated future spending and the timing of spending. Different reserve engineers may make different estimates of reserves based on the same data. Finally, estimated production costs and commodity prices are added to the assessment in order to determine whether the estimated reserves have any value. Reserves that cannot be produced and sold at a profit are not included in the estimated total proved reserves; therefore the quantity of reserves can increase or decrease as oil and gas prices change. See "Risk Factors: Risks Related to Our Business, Industry and Strategy" in our Annual Report on Form 10-K filed March 31, 2003 for general cautions concerning the reliability of reserve and future net revenue estimates by reservoir engineers.

     The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes, using a 10% discount rate. To the extent that our capitalized costs (net of depreciation, depletion, amortization, and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, the impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the quarters ended March 31, 2003 and 2002, respectively.

                         MISSION RESOURCES CORPORATION

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

         Oil and gas prices used in the ceiling calculation at March 31, 2003 were $31.12 per barrel and $5.06 per MMBTU. A significant reduction in these prices at a future measurement date could trigger a full cost ceiling impairment. Our hedging program would serve to mitigate some of the impact of any price decline.

Derivative Instruments Accounting

         All of our commodity derivative instruments represent hedges of the price of future oil and natural gas production. We estimate the fair values of our hedges at the end of each reporting period. The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet as assets or liabilities as appropriate. At March 31, 2003, they represented a $9.3 million current liability and a $741,000 long-term liability.

         For effective hedges, we record the change in the fair value of the hedge instruments to other comprehensive income, a component of stockholders' equity, until the hedged oil or natural gas quantities are produced. Any ineffectiveness of our hedges, which could represent either gains or losses, would be reported when calculated as an adjustment of interest and other income.

         Estimating the fair values of commodity hedge derivatives requires complex calculations, including the use of a discounted cash flow technique and our subjective judgment in selecting an appropriate discount rate. In addition, the calculation uses future NYMEX prices, which although posted for trading purposes, are merely the market consensus of forecast price trends. The results of our fair value calculation cannot be expected to represent exactly the fair value of our commodity hedges. In the past we have chosen to obtain the fair value of commodity derivatives from the counter parties to those contracts. Since the counter parties were market makers, they were able to provide us with a literal market value, or what they would be willing to settle such contracts for as of the given date. We currently use a software product from an outside vendor to calculate the fair value of our hedges. This vendor provides the necessary NYMEX futures prices and the calculated volatility in those prices to us daily. The software is programmed to apply a consistent discounted cash flow technique, using these variables and a discount rate derived from prevailing interest rates. This software is successfully used by several of our peers. Its methods are in compliance with the requirements of SFAS No. 133 and have been reviewed by a national accounting firm.

                         MISSION RESOURCES CORPORATION

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

Revenue Recognition

         Mission records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. We may share ownership with other producers in certain properties. In this case, we use the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the balance sheet to account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a liability or a receivable, as appropriate, should be recorded equal to the net value of the imbalance. As of March 31, 2003, we have recorded a net liability of approximately $454,000, which is included in the accounts payable and accrued liabilities line of the Balance Sheet, representing approximately 266,000 MCF at an average price of $1.71 per MCF, related to imbalances on properties at or nearing depletion. We value gas imbalances using the price at which the imbalance originated, if stated in the gas balancing agreement, or we use the current price where there is no gas balancing agreement available. Reserve changes on any fields that have imbalances could change this liability. We do not anticipate the settlement of gas imbalances to adversely impact our financial condition in the future. Settlements are typically negotiated, so the per MCF price for which imbalances are settled could differ among wells and even among owners in one well.

Asset Retirement, Impairment or Disposal

         We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Previously our estimate of future plugging and abandonment and dismantlement costs was charged to income by being included in the capitalized costs that we depleted using the unit of production method. SFAS No. 143 requires us to record a liability for the fair value of our estimated asset retirement obligation, primarily comprised of our plugging and abandonment liabilities, in the period in which it is incurred. Upon initial implementation, we must estimate asset retirement costs for all of our assets as of today, inflation adjust today's costs to the forecast abandonment date, discount that amount back to the date we acquired the asset and record an asset retirement liability in that amount with a corresponding addition to our asset value. Then we must compute all depletion previously taken on future plugging and abandonment costs, and reverse that depletion. Finally, we must accrete the liability to present day. Any income effect of this initial implementation will be reflected as a change in accounting method on our statement of operations. After initial implementation, we will reduce the liability as abandonment costs are incurred. Should actual costs differ from the estimate, the difference will be reflected as an abandonment gain or loss in the statement of operations when the abandonment occurs. We have developed a process through which to track and monitor the obligations for each asset following implementation of SFAS No. 143.

         As with previously discussed estimates, the estimation of our asset retirement obligation is dependent upon many variables. We attempt to limit the impact of management's subjective judgment on these variables by using the input of qualified third parties when possible. We engaged an independent engineering firm to evaluate our properties and to provide us with estimates of abandonment costs. We used the remaining estimated useful life from the year-end Netherland, Sewell & Associates, Inc. reserve

                         MISSION RESOURCES CORPORATION

report in estimating when abandonment could be expected. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make the most accurate estimation possible.

Liquidity and Capital Resources

         We require substantial capital in order to fund our exploration and development programs. Our current primary sources of liquidity are internally generated cash flow, borrowings under our new credit facility and the sale of non-core oil and gas properties. We have also used utilized public debt and equity offerings in the past to fund capital requirements.

Cash Flows

         Net cash flow from operations was $5.5 million for the three month period ending March 2003 and net cash flow used in operations was $4.1 million for the three month period ending March 31, 2002. The period-to-period increase in cash flow is primarily caused by significantly higher oil and gas prices.

         Net cash used in investing activities for the three month period ending March 31, 2003 was $3.2 million while $389,000 was provided by investing activities in the three month period ending March 31, 2002. We invested $6.3 million in exploration and development of oil and gas properties for the three month period ended March 31, 2003 compared to $6.9 million for the same period of 2002. Proceeds from property sales were $3.6 million and $7.7 million for the three month periods ending March 31, 2003 and 2002, respectively.

         Net cash provided by financing activities was $4.4 million and $4.5 million in the first quarters of 2003 and 2002, respectively, however financing activities differed greatly between the periods. In 2002, our focus was on paying down the our credit facility, while we repurchased and retired almost $97.6 million of our Notes in 2003. See Long Term Debt below for more details.

         A capital budget of $32.0 million was adopted for the year 2003, with $20.8 million for development, $5.8 million for exploration and $5.4 million for seismic data, land and other related items. We designed and continually adjust our capital spending plan to make optimal use of, but not to exceed, operating cash flow after debt service and administrative expenses plus proceeds from asset sales. Natural gas and oil prices, the timing of our drilling program and drilling results have a significant impact on the cash flows available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Lower prices and/or lower production may decrease revenues and cash flows, thus reducing the amount of financial resources available to meet our capital requirements. The majority of the $6.3 million spent in the first quarter was for development projects in the Brahaney Unit, Waddell and TXL fields of West Texas, the W. Lake Verret field in South Louisiana and the Carpenter field in Oklahoma. This development program has been successful with the production from development wells more than offsetting our natural declines. Although the drilling program is subject to further evaluation, our current plan is to pursue our growth strategy of finding and developing primarily on-shore Gulf Coast gas reserves in established trends. In addition to continuing the aforementioned development projects, we currently expect to drill about thirteen wells during the remainder of 2003. Of these, six are located in the gas prone Miocene trend of southern Louisiana and are evenly split between exploratory and development prospects. The remaining seven include two Wilcox exploratory wells in south central Texas, a high potential prospect in the South Texas Vicksburg trend, a development well in our Raccoon Bend field and three in the offshore Louisiana shelf (two of which we have only a very minor interest). The two minor interest wells and one of the southern Louisiana wells are drilling now, another south Louisiana well will spud later this month; and we expect all the remaining wells to spud before the end of the third quarter.

                         MISSION RESOURCES CORPORATION

Long Term Debt

        Senior Subordinated Notes

          In April 1997, Mission issued $100.0 million of 10 7/8% senior subordinated notes due 2007. On May 29, 2001, we issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively the "Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional Notes is 10.5%. The premium is shown separately on the Balance Sheet. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes may be redeemed, in whole or in part, at our option any time after April 1, 2002 at 105.44%, and decreases annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control, as defined in the indenture, each holder of the Notes will have the right to require us to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of March 31, 2003, we were in compliance with our covenants under the Notes.

         On March 28, 2003, we acquired, in a private transaction with various funds affiliated with Farallon Capital Management, LLC, approximately $97.6 million in principal amount of the Notes for approximately $71.7 million, plus accrued interest. Immediately after the consummation of the purchase and sale agreement, Mission had approximately $127.4 million in principal amount of Notes outstanding.

         We received debt ratings from two major rating agencies in the United States. In determining Mission's debt rating, the agencies consider a number of items including, but not limited to, debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. Mission's subordinated notes ratings are "CCC-" by Standard & Poor's and "CAA3" by Moody's. Standard & Poor's and Moody's have put us on Credit Watch - negative and on review for downgrade, respectively. A decline in our ratings would not create a default or other unfavorable change. Beginning in April 2003, Mission terminated the ratings service with Standard & Poor's because two major rating agencies are not required for our debt instruments.

                         MISSION RESOURCES CORPORATION

Credit Facility

         Simultaneously with the acquisition of the Notes, Mission amended and restated its credit facility with new lenders, led by Farallon Energy Lending, LLC. The amended and restated senior secured credit facility (the "Facility") expires January 6, 2005 (the "Maturity Date"), and has initial availability of $80.0 million. The Facility is secured by a lien on all of our property and the property of certain of our subsidiaries, including a lien on all of their respective oil and gas properties and a pledge of the capital stock of certain of the subsidiaries. We drew the full $80.0 million under the Facility. The proceeds of the Facility were used to acquire approximately $97.6 million face amount of Notes, to pay accrued interest on the Notes purchased, and to pay closing costs associated therewith. The Facility provides that an additional $10.0 million could be made available solely for the purpose of acquiring additional Notes. The additional $10.0 million will be advanced at the discretion of the lenders, and we cannot assure you that the lenders will consent to this additional advance. The interest rate on the Facility is 12% until February 16, 2004, when it increases to 13% until the Maturity Date. The Facility allows the Company to put in place a revolving credit facility of up to $12.5 million with a third party. Such facility will be required to contain provisions requiring the reduction of the loans outstanding under such facility to not more than $3.0 million in principal amount (i) for a 30-day period in the event the loans outstanding under such facility exceed $3.0 million in principal amount for any 90-day period and (ii) on the day following any required payment on subordinated indebtedness, unless Mission has consummated an acquisition of oil and gas properties for consideration valued at $8.0 million or more during the immediately prior 90 days.

         We have the option to prepay and also may be required to prepay the loans outstanding under the Facility (the "Loans"), upon the occurrence of certain payments, including, but not limited to, the issuance of capital stock or indebtedness, asset sales or recovery events, subject to certain limitations. Mission is also required, by not later than March 31, 2004, to prepay the Loans in an amount equal to one-half of the amount by which Mission's discretionary cash flow for fiscal 2003 exceeds $35 million, provided that no prepayment need be made in an amount less than $1 million.

         Upon the closing of the Facility, the lenders were entitled to a fee of 3% of the initial amounts drawn or $2.4 million. The fee is due, in full or in part, if certain events occur. The events include certain material events of default, acceleration of the Loans or the prepayment or repayment of the Loans in full. Any additional loans made under the Facility would also be subject to the 3% fee, which will also be deferred as described above. Optional and mandatory prepayments of the initial loans outstanding and of any additional loans that become outstanding under the Facility can reduce the deferred fee in varying amounts based upon when the prepayment is made.

         The Facility is governed by various covenants including, but not limited to, covenants preventing us from making or committing to make certain capital expenditures and requiring that certain financial covenants be maintained. For a more complete discussion of the terms of the Facility, see
Note 3 to the condensed consolidated financial statements. At March 31, 2003, we were in compliance with all the Facility's covenants. The minimum consolidated fixed charge coverage requirement is calculated quarterly. Our ability to meet this requirement in future quarters will primarily be dependent upon the timing and the success of our drilling program. If we fail to meet this requirement, we would attempt to negotiate a more lenient calculation or would request a waiver of the requirement from the lenders. We plan substantial drilling in the second and third quarters of 2003, which could impact this covenant, so we may have to defer some drilling into the fourth quarter of 2003 in order to maintain compliance.

         The Facility also allows for us to obtain a revolving credit facility of up to $12.5 million for working capital purposes. We are currently negotiating such a facility and expect to have it in place during the second quarter of 2003.

                         MISSION RESOURCES CORPORATION

Capital Structure

         We have a highly leveraged capital structure, limiting our financial flexibility. In particular, we must pay approximately $23.6 million of interest annually on the remaining Notes and the Facility combined, which limits the amount of cash provided by operations that is available for exploration and development of oil and gas properties. The Notes also contain various covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, purchase capital stock and sell assets. In addition, our common stock is trading at historically low levels, which limits our ability to complete offerings of equity securities.

         Because of these issues, our management team has reviewed various alternatives to restructure the Company and has retained the investment-banking firm of Petrie Parkman & Co. to assist in this evaluation. The repurchase of approximately $97.6 million of the Notes was the first step in this effort to restructure the balance sheet. Among the additional alternatives being considered are

         .    a refinancing of the remaining Notes;
         .    a new credit facility;
         .    a merger with or an acquisition by another company;
         .    the sale of certain oil and gas properties;
         .    the acquisition by the Company of another company or assets;
         .    other secured and unsecured debt financings; and
         .    the issuance of equity securities or other debt securities for cash or properties or in exchange for the Notes.

Some of these alternatives would require approval of our stockholders, and all of them will require the approval of other parties to the transaction. We cannot assure you that we will be successful in completing any of these possible transactions.

Contractual Obligations and Commercial Commitments

         Mission is required to make future payments under contractual obligations. Mission has also made various commitments in the future should certain events occur or conditions exist. As a result of the repurchase of the Notes and the amendment of our credit facility, our contractual obligations changed significantly on March 28, 2003. The tables below show estimated payments related to those obligations and commitments as they exist at March 31, 2003 (amounts in thousands):

Contractual Cash Obligations:            Total        2003        2004        2005        2006        2007     Thereafter
---------------------------------------------------------------------------------------------------------------------------
    Long Term Debt* ..................  $188,937    $16,474     $13,858   $ 13,858    $ 13,858      $130,890       $ ---
    Operating Leases .................     2,852        800         735        664         630            22         ---
                                       ------------------------------------------------------------------------------------
    Total Contractual Obligations ....  $191,789    $17,274     $14,593   $ 14,522    $ 14,488      $130,912       $ ---
                                       ====================================================================================

__________
* Includes bond principal of $127.4 million scheduled for repayment in 2007 and bond interest accrued monthly and payable April 1/st/ and October 1/st/ of each year at 10 7/8%.

                         MISSION RESOURCES CORPORATION

Commercial  Commitments:              Total        2003        2004         2005        2006       2007     Thereafter
----------------------------------------------------------------------------------------------------------------------
    Credit Facility ..............  $  96,800   $    7,200  $   9,600    $   80,000   $     ---   $   ---    $     ---
    Other Commercial
          Commitments ............      4,333        3,445        399           190         157        142         ---
                                    ---------   ----------  ---------    ----------   ---------   --------   ---------
    Total Commercial
          Commitments ............  $ 101,133   $   10,645  $   9,999    $   80,190   $     157   $    142   $     ---
                                    =========   ==========  =========    ==========   =========   ========   =========


Related Parties

     Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam. J.P. Bryan, a managing director and stockholder of Torch, was a director of Mission until October 2002; therefore, Milam is no longer affiliated with Mission. As of March 31, 2003, Milam owed Mission approximately $1.3 million in joint interest billings and cash calls related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. In a March 1, 2003 agreement between the parties, terms were established which provide for Milam to pay its joint interest billings and cash calls timely through July 2003. Mission received approximately $752,000 in April 2003 and $553,000 in May 2003 from Milam to be applied to the outstanding receivable balance.

Results of Operations

The following table sets forth certain operating information for the Company for the periods presented:

                                                                          Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                          2003            2002
                                                                       ---------       ----------
     Production:
        Oil and condensate (MBBLs) ................................           570             989
        Natural gas (MMCF) ........................................         2,284           3,635
        BOE .......................................................           951           1,595

     Average sales price including the effect of hedges:
        Oil and condensate (per BBL) ..............................    $    25.09     $     18.76
        Natural gas (per MCF) .....................................    $     5.01     $      2.69

     Average sales price excluding the effect of hedges:
        Oil and condensate (per BBL) ..............................    $    30.92     $     18.30
        Natural gas (per MCF) .....................................    $     6.23     $      2.35

     Average costs:
        Lease operating expenses (per BOE) ........................    $     9.35     $      8.25
        Taxes other than income (per BOE) .........................    $     2.83     $      1.21
        General and administrative expense (per BOE) ..............    $     2.70     $      1.61
        Depreciation, depletion and amortization (per BOE) ........    $     9.35     $      6.93

                         MISSION RESOURCES CORPORATION

Three Months Ended March 31, 2003 and 2002

Net Income (Loss)

     Net income for the three months ended March 31, 2003 was $10.6 million or $0.45 per share. Net loss for the three months ended March 31, 2002 was $9.4 million or $0.40 per share. The $22.4 million gain ($14.5 million net of tax) from the repurchase and retirement of the Notes was the primary reason for the increase in net income.

Oil and Gas Revenues

     Oil revenues for the three months ended March 31, 2003 were $ 14.3 million, as compared to $18.6 million for the respective period in 2002. Oil production decreased 42% from 989,000 barrels in the three month period ended March 31, 2002 to 570,000 barrels for the first quarter of this year. The sale of oil and gas properties during the year 2002 accounts for most of the production decrease. Oil prices averaged $25.09 per barrel in the three month period ended March 31, 2003, as compared to $18.76 per barrel in the three month period ended March 31, 2002.

     Gas revenues increased 17% from $9.8 million reported for the quarter ended March 31, 2002 to $11.4 million for the quarter ended March 31, 2003. Gas production was down 37% compared to the same quarter of 2002 with 2,284 Mmcf and 3,635 Mmcf for the three month periods ended March 31, 2003 and 2002, respectively. The sale of oil and gas properties during the year 2002, accounts for most of the production decrease. Gas prices averaged $5.01 per mcf, or 86% higher, in the three month period ended March 31, 2003 as compared to $2.69 per mcf in the comparable period of 2002.

     The realized prices discussed above include the impact of oil and gas hedges. A decrease of $6.1 million related to hedging activity was reflected in oil and gas revenues for the three months ended March 31, 2003, while a decrease in oil and gas revenues of $1.7 million was reflected for the same period of 2002.

Extinguishment of Debt

     On March 28, 2003, Mission acquired approximately $97.6 million in principal amount of its Notes for approximately $71.7 million, plus accrued interest. The Notes were retired. The difference between the principal amount retired and the amount paid to purchase the Notes is recorded as a gain on the extinguishment of debt. The costs of the purchase transaction and the removal of the amount of previously deferred subordinated debt financing costs related to the retired Notes were netted against the gain to arrive at the $22.4 million gain ($14.5 million net of tax) on extinguishment of debt.

Interest and Other Income (Loss)

     Interest and other income (loss) was a gain of $535,000 for the three months ended March 31, 2003 and was a loss of $6.0 million for the three months ended March 31, 2002. A $6.2 million loss on ineffectiveness of derivatives is also included as a component of other income in the first quarter of 2002 whereas a gain of $208,000 is recorded for the same period of 2003. Activity for 2003 also includes approximately $289,000 of equity in the earnings of White Shoal Pipeline Corporation. Mission owns a 26.6% interest in this corporation, which operates in the Gulf of Mexico.

                          MISSION RESOURCES CORPORATION

Lease Operating Expenses

     Lease operating expense decreased from $13.2 million in the three months ended March 31, 2002 to $8.9 million for the same period of 2003. This decline of approximately 33% is primarily related to 2002 property sales.

Taxes Other Than Income

     Taxes other than income increased from $1.9 million in the three months ended March 31, 2002 to $2.7 million for the same period of 2003. Ad valorem taxes are included in this total and these property taxes have been increasing as local jurisdictions search for ways to balance their budgets. Also production taxes are included in this total. In many states, production tax is a function of revenue rather than production, so production taxes tend to be higher in times of higher prices.

Transportation Costs

     Transportation costs were not significant in either period presented.

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization ("DD&A") was $9.0 million for the three months ended March 31, 2003 and $11.3 million for the three months ended March 31, 2002. Although this represents an overall cost decrease, DD&A per BOE has increased from $6.93 per BOE in the first quarter of 2002 to $9.35 per BOE in the first quarter of 2003. A reduction in reserves, primarily due to revisions calculated by reservoir engineers and to a lesser degree to property sales, caused the increased DD&A rate.

General and Administrative Expenses

     General and administrative expenses ("G&A") totaled approximately $2.6 million in both the three month periods ended March 31, 2003 and 2002. At March 31, 2002, most of Mission's accounting, operating, marketing and human resources functions were performed by employees of Torch. Mission paid Torch a management fee for these outsourced services. By the end of March 2003 all outsourcing contracts had terminated and Mission's staff had increased to 92; therefore, Mission's management fee costs decreased by approximately $1.2 million between the quarters. The corresponding salary increase in the first quarter of 2003 was approximately $550,000, partially offsetting the management fee savings. The first quarter of 2003 included increased expenses that we believe will not be required in future quarters. We incurred additional audit fees related to the first time audit of functions that were previously outsourced. Legal costs were higher as a result of several settled lawsuits and the implementation of the new corporate governance requirements. We also performed an extensive review of our land records in preparation of implementing a new land system. We expect our G&A for future quarters in 2003 to average approximately $2.2 million per quarter.

Interest Expense

     Interest expense decreased 22% to $6.0 million for the three months ended March 31, 2003 from $7.7 million in the same period of 2002. The change in fair value of the interest rate swap was recorded a reduction to interest expense of $520,000 in the quarter ended March 31, 2003 and as additional interest expense of $550,000 in the quarter ended March 31, 2002. Also, there were no borrowings outstanding under the revolving credit facility in the first quarter of 2003, but approximately $410,000 of interest on borrowings under the revolving credit facility was reported for the first quarter of 2002.

                         MISSION RESOURCES CORPORATION

Income Taxes

     The provision for federal and state income taxes for the three months ended March 31, 2003 was based upon a 35% effective tax rate. The $5.3 million valuation allowance on deferred taxes applicable at December 31, 2002 has been decreased to $4.8 million at March 31, 2003, due to the decrease in the deferred tax asset relating to state taxes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

Forward Looking Statements

     This Form 10-Q contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included herein, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to the financial statements regarding the Company's financial position, capital budget, intent to acquire oil and gas properties, estimated quantities and net present values of reserves, business strategy, plans and objectives of management of the Company for future operations, and the effect of gas balancing, are forward-looking statements. There can be no assurances that such forward-looking statements will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") include the volatility of oil and gas prices, operating hazards, government regulations, exploration risks and other factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by the Cautionary Statements.

                          MSSION RESOURCES CORPORATION

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Mission is exposed to market risk, including adverse changes in commodity prices and interest rate.

Commodity Price Risk

     Mission produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. Mission periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is the Company's preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the price floor and no higher than the price ceiling. As shown on the following tables, the Company has also entered into some commodity swaps that fix the NYMEX price to be received. During the quarters ended March 31, 2003 and 2002, the Company recognized a loss of $6.1 million and a gain of $1.7 million, respectively, related to hedges that were settled.

As of May 9, 2003, the Mission had the following hedges in place:

Oil Hedges

-------------------------------------------------------------------------------------------------------------
                                                                                      NYMEX          NYMEX
                                                                                      Price          Price
                                   BBLS                                             Floor/Swap      Ceiling
            Period                Per Day       Total BBLS           Type              Avg.           Avg.
-------------------------------------------------------------------------------------------------------------
Second Qtr. 2003                   4,000         364,000             Swap            $24.31           n/a
-------------------------------------------------------------------------------------------------------------
Third Qtr. 2003                    3,500         322,000             Swap            $23.95           n/a
-------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2003                   3,500         322,000             Swap            $23.59           n/a
-------------------------------------------------------------------------------------------------------------
First Qtr. 2004                    2,500         227,500             Swap            $25.24           n/a
-------------------------------------------------------------------------------------------------------------
Second Qtr. 2004                   2,500         227,500             Swap            $24.67           n/a
-------------------------------------------------------------------------------------------------------------
Third Qtr. 2004                    2,500         230,000             Swap            $24.30           n/a
-------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2004                   2,500         230,000             Swap            $23.97           n/a
-------------------------------------------------------------------------------------------------------------

Gas Hedges
----------

-------------------------------------------------------------------------------------------------------------
                                                                                      NYMEX          NYMEX
                               MMBTU                                               Price Floor   Price Ceiling
            Period             Per Day         Total MMBTU           Type              Avg.           Avg.
-------------------------------------------------------------------------------------------------------------
Second Qtr. 2003                  15,000        1,365,000           Collar            $3.18          $4.02
-------------------------------------------------------------------------------------------------------------
Third Qtr.  2003                  15,000        1,380,000           Collar            $3.19          $4.10
-------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2003                  15,000        1,380,000           Collar            $3.24          $4.54
-------------------------------------------------------------------------------------------------------------
First Qtr. 2004                    8,000          728,000           Collar            $4.13          $5.39
-------------------------------------------------------------------------------------------------------------
Second Qtr. 2004                   5,000          455,000           Collar            $3.70          $4.08
-------------------------------------------------------------------------------------------------------------
Third Qtr.  2004                   5,000          400,000           Collar            $3.70          $4.04
-------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2004                   5,000          400,000           Collar            $3.85          $4.23
-------------------------------------------------------------------------------------------------------------

                          MSSION RESOURCES CORPORATION

     These commodity swap agreements expose Mission to counterparty credit risk to the extent the counterparty is unable to met its monthly settlement commitment to Mission. Mission believes it selects creditworthy counterparties to its hedge transactions. Each of Mission's counterparties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor's or Moody's.

Interest Rate Risk

     Effective September 22, 1998, Mission entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Mission receives a fixed interest rate and pays a floating interest rate, subject to a cap, based on the simple average of three foreign LIBOR rates. Mission paid $1.3 million to the counter party in February 2003 to cancel the swap. A $520,000 gain related to the change in the fair market value of the swap from January 1, 2002 to the date of cancellation was recognized as a reduction in interest expense.

ITEM 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the filing date of this Form 10-Q, Mission's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of Mission's disclosure controls and procedures. Based on those evaluations, the CEO and CFO believe:

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

                          MISSION RESOURCES CORPORATION

                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings

                None.

ITEM 2.   Changes in Securities and Use of Proceeds

                None.

ITEM 3.   Defaults Upon Senior Securities

                None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

                None.

ITEM 5.   Other Information

               A hearing will be held June 5, 2003 before a Nasdaq Listing Qualifications Panel to review the Company's appeal of a Nasdaq Staff Determination to delist the Company's common stock from The Nasdaq National Market. The Company believes it has a business plan in place to achieve and sustain compliance with the Nasdaq Marketplace Rules and will present that plan during the hearing. Further, if Mission's request for continued listing on The Nasdaq National Market is ultimately denied, the Company will request that its common stock be transferred for trading on The Nasdaq SmallCap Market. Mission believes it will qualify for transfer to The Nasdaq SmallCap Market and will be eligible for an additional 180-calender day grace period to further implement its business strategy.

               Mission previously received a Nasdaq Staff Determination on January 28, 2003, indicating that the Company had failed to comply with Nasdaq's minimum bid price requirement of $1.00 per share for continued listing of the Company's common stock on The Nasdaq National Market as set forth in Nasdaq Marketplace Rule 4450(a)(5). As a result, the Company's common stock was subject to delisting from The Nasdaq National Market at the opening of business on February 6, 2003. Following procedures set forth in the Nasdaq Marketplace Rule 4800 Series, the Company requested an oral hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination. Prior to the hearing date, however, the Company was granted an additional 90 days or until April 28, 2003, to come into compliance with the minimum bid price requirement in accordance with SEC Release SR-NASD-2003-34, and the hearing was therefore postponed.

               On May 2, 2003, Mission received a subsequent Nasdaq Staff Determination indicating that the Company had failed to regain compliance with Nasdaq's minimum bid price requirement during the aforementioned 90-day extension period. Accordingly, Nasdaq has rescheduled the hearing before the Nasdaq Listing Qualifications Panel for Thursday, June 5, 2003. The delisting of the Company's common stock will be stayed pending the Panel's decision, allowing it to continue to trade on The Nasdaq National Market under the symbol "MSSN." The Company intends to present a comprehensive plan to the Panel for achieving and sustaining compliance with the Nasdaq Marketplace Rules; however, the Company can make no assurance that the Panel will grant the Company's request for continued listing on The Nasdaq National Market or for transfer of its common stock for trading on The Nasdaq SmallCap Market

                          MISSION RESOURCES CORPORATION

ITEM 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits.

                    The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                10.1 Amended and Restated Credit Agreement, dated as of March 28, 2003, among Mission Resources Corporation, Farallon Energy Funding, LLC, as Arranger and Lender, Jefferies & Company, Inc., as Syndication Agent and Foothill Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed April 1, 2003).

                10.2 Second Amended, Restated and Consolidated Guaranty and Collateral Agreement, dated as of march 28, 2003, made by Mission Resources Corporation and certain of its Subsidiaries, in favor of Foothill Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed April 1, 2003).

                10.3 Purchase and Sale Agreement, dated as of March 28, 2003, by and between Farallon Capital Management, LLC and Mission Resources Corporation, as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed April 1,
                       2003).

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

          b.   Reports on Form 8-K.

                (i) The Company filed a Current Report on Form 8-K on March 31, 2003, regarding fourth quarter and yearend 2002 results.

                (ii) The Company filed a Current Report on Form 8-K on February 3, 2003 regarding the appeal of a Nasdaq delisting notice.

                         MISSION RESOURCES CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MISSION RESOURCES CORPORATION
                                            (Registrant)

Date:        May 14, 2003        By: /s/ Robert L. Cavnar
          ------------------         ------------------------
                                     Robert L. Cavnar
                                     Chairman and Chief Executive Officer

Date:        May 14, 2003        By: /s/ Richard W. Piacenti
          ------------------         ------------------------
                                     Richard W. Piacenti
                                     Executive Vice President and Chief
                                     Financial Officer

I, Robert L. Cavnar, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mission Resources Corporation;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                     /s/ ROBERT L. CAVNAR
                                        ------------------------------------
                                        Robert L. Cavnar
                                        Chairman and Chief Executive Officer

                         MISSION RESOURCES CORPORATION

     I, Richard W. Piacenti, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Mission Resources Corporation;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                /s/ RICHARD W. PIACENTI
                                  ----------------------------------
                                  Richard W. Piacenti
                                  Executive Vice-President and Chief
                                  Financial Officer