Form 10-Q
period 2003-06-30
MISSION RESOURCES CORP
filed 2003-08-12
CIK 319459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

                                   (Mark One)
     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       or

      Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                 For the Transition Period From_________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 6, 2003, 23,507,636 shares of common stock of Mission Resources Corporation were outstanding.

                          MISSION RESOURCES CORPORATION

                                      INDEX

                                                                                                                      Page #
                                                                                                                      ------
PART I.   FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets:
                         June 30, 2003 (Unaudited) and December 31, 2002...........................................     1
              Condensed Consolidated Statements of Operations (Unaudited):
                         Three months and six months ended June 30, 2003 and 2002..................................     3
              Condensed Consolidated Statements of Cash Flows (Unaudited):
                         Six months ended June 30, 2003 and 2002...................................................     4
              Notes to Condensed Consolidated Financial Statements (Unaudited).....................................     6

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................    20

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........................................    33

     ITEM 4.  Controls and Procedures..............................................................................    34

PART II.  OTHER INFORMATION........................................................................................    35

     ITEM 1.  Legal Proceedings....................................................................................    35

     ITEM 2.  Change in Securities and Use of Proceeds.............................................................    35

     ITEM 3.  Defaults Upon Senior Securities......................................................................    35

     ITEM 4.  Submission of Matters to a Vote of Security Holders..................................................    35

     ITEM 5.  Other Information....................................................................................    35

     ITEM 6.  Exhibits and Reports on Form 8-K.....................................................................    36


                          PART I. FINANCIAL INFORMATION

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

ITEM I. FINANCIAL STATEMENTS

                                     ASSETS

                                                                                     June 30,             December 31,
                                                                                       2003                   2002
                                                                                  --------------         ---------------
                                                                                     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents....................................................     $       12,415         $     11,347
Accounts receivable and accrued revenues.....................................             16,386               18,931
Prepaid expenses and other...................................................              4,393                2,148
                                                                                  --------------         ------------
    Total current assets.....................................................             33,194         $     32,426
                                                                                  --------------         ------------

PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties (full cost):
    Unproved properties of $8,608 and $8,369 excluded from depletion as of
       June 30, 2003 and December 31, 2002, respectively.....................            790,655              775,344
Asset retirement cost........................................................             14,410                    -
Accumulated depreciation, depletion and amortization--oil and gas............           (468,256)            (474,625)
                                                                                  --------------         ------------
Net property, plant and equipment............................................            336,809              300,719

Leasehold, furniture and equipment...........................................              4,328                3,545
Accumulated depreciation.....................................................             (1,729)              (1,449)
                                                                                  --------------         ------------
Net leasehold, furniture and equipment.......................................              2,599                2,096
                                                                                  --------------         ------------

OTHER ASSETS.................................................................              7,503                7,163
                                                                                  --------------         ------------
                                                                                  $      380,105         $    342,404
                                                                                  ==============         ============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                (Amounts in thousands, except share information)

                                                                                  June 30,         December 31,
                                                                                   2003                2002
                                                                              ---------------      ------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities.................................     $        28,316      $     24,498
Commodity derivative liabilities.........................................              10,023             6,973
Asset retirement obligation..............................................               3,001               ---
Interest rate swap.......................................................                 ---                 3
                                                                              ---------------      ------------
    Total current liabilities............................................              41,340            31,474
                                                                              ---------------      ------------

LONG-TERM DEBT:
Term loan facility.......................................................              80,000               ---
Subordinated notes due 2007..............................................             127,426           225,000
Unamortized premium on $125 million subordinated notes...................               1,289             1,431
                                                                              ---------------      ------------
    Total long-term debt.................................................             208,715           226,431
                                                                              ---------------      ------------

LONG-TERM LIABILITIES:
Interest rate swap, excluding current portion............................                 ---             1,817
Commodity derivative liabilities, excluding current portion..............               1,271               359
Deferred income taxes....................................................              19,471            16,946
Asset retirement obligation, excluding current potion....................              38,969               ---
Other....................................................................                 167               ---
                                                                              ---------------      ------------
    Total long-term liabilities..........................................              59,878            19,122
                                                                              ---------------      ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued
    or outstanding at June 30, 2003 and December 31, 2002................                 ---               ---
Common stock, $0.01 par value, 60,000,000 shares authorized,
     23,896,959 shares issued at June 30, 2003 and December 31, 2002,
    respectively.........................................................                 239               239
Additional paid-in capital...............................................             163,837           163,837
Retained deficit.........................................................             (84,926)          (92,599)
Treasury stock, at cost, 389,323 shares at June 30, 2003 and
    311,000 shares at December 31, 2002..................................              (1,937)           (1,905)
Other comprehensive income (loss), net of taxes..........................              (7,041)           (4,195)
                                                                              ---------------      ------------
     Total stockholders' equity..........................................              70,172            65,377
                                                                              ---------------      ------------

                                                                              $       380,105      $    342,404
                                                                              ===============      ============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                       Three Months Ended         Six Months Ended
                                                                              June 30                 June 30
                                                                      ----------------------   ----------------------
                                                                         2003        2002         2003        2002
                                                                      ----------   ---------   ---------   ----------
REVENUES:
   Oil and gas revenues........................................       $  24,438    $ 31,909    $ 50,175    $  60,248
   Gain on extinguishments of debt.............................             ---         ---      22,375          ---
   Interest and other income (expense).........................             187     (3,643)         722       (9,682)
                                                                      ---------    --------    --------    ---------
                                                                         24,625      28,266      73,272       50,566
                                                                      ---------    --------    --------    ---------
COST AND EXPENSES:
   Lease operating expenses....................................           8,364      11,185      17,254       24,349
   Transportation costs........................................             102          61         192          138
   Taxes other than income.....................................           2,152       2,796       4,845        4,729
   Asset retirement obligation accretion expense...............             343         ---         688          ---
   Loss of sale of assets......................................             ---       2,719         ---        2,719
   Depreciation, depletion and amortization....................           8,904      10,924      17,926       22,199
   General and administrative expenses.........................           2,860       2,433       5,432        5,002
   Interest expense............................................           6,432       7,369      12,459       15,055
                                                                      ---------    --------    --------    ---------
                                                                         29,157      37,487      58,796       74,191
                                                                      ---------    --------    --------    ---------
Income (loss) before income taxes and cumulative effect of a
   change in accounting method.................................          (4,532)     (9,221)     14,476      (23,625)
Provision (benefit) for income taxes...........................          (1,586)     (3,228)      5,067       (8,269)
                                                                      ---------    --------    --------    ---------
Income (loss) before income taxes and cumulative effect of a
   change in accounting method.................................          (2,946)     (5,993)      9,409      (15,356)
Cumulative effect of a change in accounting method, net of
   deferred tax of $935........................................             ---         ---      (1,736)         ---
                                                                      ---------    --------    --------    ---------

Net income (loss)..............................................       $  (2,946)   $ (5,993)   $  7,673    $ (15,356)
                                                                      =========    ========    ========    =========
Income (loss) before cumulative effect of a change in accounting
   method per share............................................       $   (0.13)   $  (0.25)   $   0.40    $   (0.65)
                                                                      =========    ========    ========    =========
Income (loss) before cumulative effect of a change in accounting
   method per share-diluted....................................       $   (0.13)   $  (0.25)   $   0.40    $   (0.65)
                                                                      =========    ========    ========    =========

Net income (loss) per share....................................       $   (0.13)   $  (0.25)   $   0.33    $   (0.65)
                                                                      =========    ========    ========    =========
Net income (loss) per share-diluted............................       $   (0.13)   $  (0.25)   $   0.33    $   (0.65)
                                                                      =========    ========    ========    =========

Weighted average common shares outstanding.....................          23,508      23,586      23,508       23,586
                                                                      =========    ========    ========    =========

Weighted average common shares outstanding-diluted.............          23,508      23,586      23,594       23,586
                                                                      =========    ========    ========    =========

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                   ------------------------------
                                                                                      2003                2002
                                                                                   ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................              $    7,673          $  (15,356)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation, depletion and amortization......................                  17,926              22,199
       (Gain) loss on interest rate swap.............................                    (520)                255
       (Gain) loss due to commodity hedge ineffectiveness............                    (416)              9,151
       Gain on extinguishment of debt................................                 (22,375)                ---
       Cumulative effect of a change in accounting method,
        net of deferred tax..........................................                   1,736                 ---
       Asset retirement obligation accretion expense.................                     688                 ---
       Stock option expense..........................................                     ---                 102
       Amortization of deferred financing costs and bond premium.....                     916               1,348
       Bad debt expense..............................................                     ---                 851
       Deferred income taxes.........................................                   4,992              (8,269)

Changes in assets and liabilities:
    Accounts receivable and accrued revenue..........................                   2,545               5,735
    Accounts payable and other liabilities...........................                   2,685             (16,901)
    Abandonment costs...............................................                   (2,984)             (2,301)
    Other............................................................                  (2,754)              1,203
                                                                                   ----------          ----------
NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES............                  10,112              (1,983)
                                                                                   ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of oil and gas properties............................                    (453)               (209)
    Additions to properties and facilities...........................                 (14,858)            (11,535)
    Additions to leasehold, furniture and equipment..................                    (783)                (92)
    Proceeds on sale of oil and gas properties, net of costs.........                   3,170              10,563
                                                                                   ----------          ----------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES............                 (12,924)             (1,273)
                                                                                   ----------          ----------

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                     -----------------------------
                                                                        2003               2002
                                                                     ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings......................................       80,000             21,000
    Payments of long term debt....................................          ---            (16,500)
    Repurchase of notes...........................................      (71,700)               ---
    Credit facility costs.........................................       (4,420)               (62)
                                                                     ----------         ----------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES.........        3,880              4,438
                                                                     ----------         ----------
Net increase (decrease) in cash and cash equivalents..............        1,068              1,182
Cash and cash equivalents at beginning of period..................       11,347                603
                                                                     ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................   $   12,415         $    1,785
                                                                     ==========         ==========

                                                                          Six Months Ended
                                                                               June 30,
                                                                     -----------------------------
                                                                        2003                2002
                                                                     ----------         ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period:
    Interest....................................................     $   14,024         $   13,667
    Income tax (refunds)........................................     $     (581)        $   (4,991)

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at June 30, 2003, and the results of operations and changes in cash flows for the periods ended June 30, 2003 and 2002. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Mission Resources Corporation (the "Company" or "Mission") Annual Report on Form 10-K for the year ended December 31, 2002.

         Principles of Consolidation

                  The consolidated financial statements include the accounts of Mission Resources Corporation and its wholly owned subsidiaries. Mission owns a 26.6% interest in the White Shoal Pipeline Corporation that is accounted for using the equity method. Mission's investment of $315,000 at June 30, 2003 is included in the other assets line of the Balance Sheet. The Company owns a 10.1% ownership in the East Texas Salt Water Disposal Company that is accounted for using the cost method. The Company's investment of $861,000 at June 30, 2003 is included in the other assets line of the Balance Sheet.

         Oil and Gas Property Accounting

                  The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs, and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs will be charged to operations. No such charges to operations were required during the three and six month periods ending June 30, 2003 or 2002.

                  Over the past several months, certain oil and gas registrants have received comment letters from the SEC staff questioning the accounting and presentation of oil and gas related assets, specifically the presentation of drilling and production rights. Although the Company has been informed that the SEC staff agrees that current accounting principles for oil and gas producers are unaffected by Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets with respect to measurement issues, we understand that the SEC staff has expressed a view that oil and gas producers should present oil and gas intangible assets separately pursuant to the guidance in SFAS No. 142 with the attendant disclosures. Current practice for Mission and the industry is to present all oil and gas related assets in property and equipment on the balance sheet. If the SEC staff's view prevails, after additional consideration by accounting rule makers, amounts related to our oil and gas intangible assets will be reclassified from property and equipment to separate intangible asset classifications on the Company's consolidated balance sheet and disclosures will be provided regarding the intangible assets. The Company's equity, operations and cash flows would not be affected.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Receivables

                  Joint interest billing receivables represent those amounts owed to the Company as operator of an oil and gas property by the other working interest partners. These trade accounts receivable are recorded at the invoiced amount and typically do not bear interest. The Company reviews collectibility of trade accounts receivable monthly. Balances over ninety days past due and exceeding $30,000 are reviewed individually for collectibility. Account balances are charged off against earnings when the Company determines potential for recovery is remote. The Company does not have any off-balance sheet credit exposure related to its customers.

                  From time to time, certain other receivables are created and may be significant. At June 30, 2003, the Company has recorded a receivable of approximately $4.0 million from its insurance carrier. This amount represents repair costs incurred as a direct result of hurricanes Lili and Isidore in 2002.

         Deferred Compensation Plan

                  In June 2003, the Company terminated the Mission Deferred Compensation Plan that had been established in late 1997. Final distribution of all funds held in the plan was made to the plan participants by the Fund Manager. Both the current asset and the current liability of approximately $111,000 related to the plan have been removed from the Balance Sheet.

         Comprehensive Income

                  Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months and six months ended June 30, 2003 and 2002 was as follows (in thousands):

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                       ---------------------------------------------------
                                                          2003         2002          2003          2002
                                                       ----------   ----------    ----------    ----------
Net income (loss)..................................    $  (2,946)   $  (5,993)     $   7,673    $  (15,356)
Hedge accounting for derivative instruments,
   net of tax......................................         (957)        (608)        (2,846)       (2,754)
                                                      ----------    ---------      ---------    ----------
Comprehensive income (loss)........................    $  (3,903)   $  (6,601)     $   4,827    $  (18,110)
                                                      ==========    =========      =========    ==========

                  The accumulated balance of other comprehensive income (loss) related to commodity hedges, net of taxes, is as follows (in thousands):

Balance at December 31, 2002...........................................     $ (4,195)
Net losses on hedges...................................................       (3,675)
Reclassification adjustments...........................................        2,361
Tax effect on hedging activity.........................................       (1,532)
                                                                            --------
Balance at June 30, 2003...............................................     $ (7,041)
                                                                            ========

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Stock-Based Employee Compensation Plans

                  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure, an amendment of SFAS No. 123, that provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

                  At June 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under those plans when the exercise price of the option is equal to the market value of the underlying common stock on the date of the grant.

                  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                    June 30,
                                               ------------------------    -------------------------
                                                  2003          2002          2003           2002
                                               ----------    ----------    -----------    ----------
Net income (loss) (in thousands)
               As reported................     $ (2,946)     $   (5,993)     $  7,673     $ (15,356)
               Pro forma..................     $ (4,705)     $   (6,045)     $  5,877     $ (15,408)
Earnings (loss) per share
               As reported................     $  (0.13)     $    (0.25)     $   0.33     $   (0.65)
               Pro forma..................     $  (0.20)     $    (0.26)     $   0.25     $   (0.65)
Diluted earnings (loss) per share
               As reported................     $  (0.13)     $    (0.25)     $   0.33     $   (0.65)
               Pro forma..................     $  (0.20)     $    (0.26)     $   0.25     $   (0.65)

         Goodwill

                  The FASB issued SFAS No. 142, Goodwill and Other Intangible Assets in June 2001. This pronouncement requires that intangible assets with indefinite lives, including goodwill, cease being amortized and be evaluated on an annual basis for impairment. The Company adopted SFAS No. 142 on January 1, 2002 at which time the Company had unamortized goodwill in the amount of $15.1 million and unamortized identifiable intangible assets in the amount of $374,300, all subject to the transition provisions. Upon adoption of SFAS No. 142, $277,000 of workforce intangible assets recorded as unamortized identifiable assets was subsumed into goodwill and was not amortized as it no longer qualified as a recognizable intangible asset.

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

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Recently Issued Pronouncements

                  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003. SFAS No. 150 provides guidance on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at adoption date. The Company is evaluating the impact of this statement and does not expect it to have a material impact on the Company's financial statements.

                  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities Summary was issued in April 2003. This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133. Statement 149 amends Statement 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has reviewed the provisions of this statement and does not expect it to have a material impact on the Company's financial statements.

         Recently Adopted Pronouncements

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

                  SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections, was issued in April 2002. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provision of the statement related to the rescission of SFAS No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. Mission applied the provisions of SFAS No. 145 as they relate to the extinguishment of debt in accounting for the March 28, 2003 Note repurchase as discussed in Footnote 3.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation were applicable to guarantees issued or modified after December 31, 2002 and had no effect on Mission's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002 and Mission's disclosures are contained in Footnote 7.

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

                  In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provided accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that the Company record a liability for the fair value of its asset retirement obligation, primarily comprised of its plugging and abandonment liabilities, in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is accreted at the end of each period through charges to operating expense. The amount of the asset retirement obligation is added to the carrying amount of the oil and gas properties and this additional carrying amount is depreciated over the life of the properties. If the obligation is settled for an amount other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

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

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The following table shows changes in the asset retirement obligation that have occurred in 2003.

                                                         Six Months Ended
         Asset Retirement Obligation                       June 30, 2003
---------------------------------------------------      ----------------
                                                          (in thousands)
Initial implementation.........................             $   44,266
Liabilities incurred...........................                    ---
Liabilities settled............................                 (2,984)
Accretion expense..............................                    688
                                                            ----------
Ending balance.................................                 41,970
                                                            ----------
Less: current portion..........................                  3,001
                                                            ----------
Long-term portion..............................             $   38,969
                                                            ==========

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

2.       STOCKHOLDERS' EQUITY

                  Potentially dilutive options and warrants that are not in the money are excluded from the computation of diluted earnings per share because to do so would be antidilutive. In the three and six month periods ended June 30, 2003, the potentially dilutive options and warrants excluded represented 969,500 shares and 2,519,500 shares, respectively. In the three and six month periods ended June 30, 2002 the potentially dilutive options and warrants excluded represented 3,485,998 shares.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  The following represents a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation (amounts in thousands except per share amounts):

                                    For the Three Months Ended              For the Three Months Ended
                                           June 30, 2003                          June 30, 2002
                               -------------------------------------   ---------------------------------------
                                 Income        Shares      Per Share      Income        Shares      Per Share
                               (Numerator)  (Denominator)   Amount     (Numerator)   (Denominator)    Amount
                               -----------  -------------  ---------   -----------   -------------  ---------
INCOME (LOSS) PER COMMON
SHARE:
Income (loss) available to
common stockholders.........   $  (2,946)      23,508      $  (0.13)    $ (5,993)        23,586      $(0.25)
                                                           ========                                  ======

EFFECT OF DILUTIVE
SECURITIES:
Options and warrants........         ---          ---                        ---            ---
                               ---------       ------                  ---------         ------

INCOME (LOSS) PER COMMON
SHARE-DILUTED:
Income (loss) available to
common stockholders and
assumed conversions.........   $  (2,946)      23,508      $  (0.13)    $ (5,993)        23,586      $(0.25)
                               =========       ======      ========     ========         ======      ======

                                       For the Six Months Ended                For the Six Months Ended
                                             June 30, 2003                          June 30, 2002
                                -------------------------------------   ---------------------------------------
                                  Income        Shares      Per Share     Income         Shares       Per Share
                                (Numerator)  (Denominator)   Amount     (Numerator)   (Denominator)     Amount
                                -----------  -------------  ---------   -----------   ------------    ---------
INCOME (LOSS) PER COMMON
SHARE:
Income (loss) available to
common stockholders.........     $  7,673        23,508       $  0.33    $ (15,356)       23,586      $  (0.65)
                                                              =======                                 ========

EFFECT OF DILUTIVE
SECURITIES:
Options and warrants........          ---            86                        ---           ---
                                 --------        ------                  ---------        ------

INCOME (LOSS) PER COMMON
SHARE-DILUTED:
Income (loss) available to
common stockholders and
assumed conversions.........     $  7,673        23,594       $  0.33    $ (15,356)       23,586      $  (0.65)
                                 ========        ======       =======    =========        ======      ========

                  As of June 30, 2003, the number of treasury shares had increased to 389,323 because 78,323 shares were taken into treasury in lieu of collecting a note receivable valued at approximately $32,000. Treasury shares are valued at the price at which they are acquired, resulting in approximately $1.9 million being reported as a reduction to Stockholders' Equity.

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

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

3.       LONG TERM DEBT

         Senior Subordinated Notes

                  In April 1997, the Company issued $100.0 million of 10 7/8% senior subordinated notes due 2007. On May 29, 2001, the Company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively the "Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional Notes is 10.5%. The premium is shown separately on the Balance Sheet. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes are redeemable, in whole or in part, at the option of the Company beginning April 1, 2002 at 105.44%, and decreasing annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of June 30, 2003, the Company was in compliance with its covenants under the Notes.

                  On March 28, 2003, the Company acquired, in a private transaction with various funds affiliated with Farallon Capital Management, LLC, pursuant to the terms of a purchase and sale agreement, approximately $97.6 million in principal amount of the Notes for approximately $71.7 million, plus accrued interest. Immediately after the consummation of the purchase and sale agreement, Mission had $127.4 million in principal amount of Notes outstanding. Including costs of the transaction and the removal of $2.2 million of previously deferred financing costs related to the acquired Notes, the Company recognized a $22.4 million gain on the extinguishment of the Notes.

         Credit Facility

                  The Company was party to a $150.0 million credit facility with a syndicate of lenders through March 28, 2003. The credit facility was a revolving facility, expiring May 16, 2004, which allowed Mission to borrow, repay and re-borrow under the facility from time to time. The total amount which might be borrowed under the facility was limited by the borrowing base periodically set by the lenders based on Mission's oil and gas reserves and other factors deemed relevant by the lenders. The facility was re-paid in full.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  On March 28, 2003, simultaneously with the acquisition of the Notes, the Company amended and restated its credit facility with new lenders, led by Farallon Energy Lending, LLC. The entire $947,000 of deferred financing costs relating to this facility was charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated secured credit agreement (the "Facility"), the Company borrowed $80.0 million pursuant to term loans (the "Term Loan Facility"), the proceeds of which were used to acquire approximately $97.6 million face amount of Notes, to pay accrued interest on the Notes purchased, and to pay closing costs associated therewith on June 16, 2003. The Company amended the Facility to add a revolving credit facility of up to $12.5 million (the "Revolver Facility"), including a letter of credit sub-facility (the "Sub-Facility") of up to $3.0 million. The Facility, which includes the Term Loan Facility and the Revolver Facility, is secured by a lien on substantially all of the Company's property and the property of all of the Company's subsidiaries, including a lien on at least 90% of their respective oil and gas properties and a pledge of the capital stock of all the subsidiaries.

                  The Term Loan Facility expires on January 6, 2005, and the Revolver Facility expires on June 6, 2006 (each, a "Maturity Date"). If, however, the Maturity Date of the Term Loan Facility is not extended to at least 30 days after the Maturity Date of the Revolver Facility, or if the Term Loan Facility is not otherwise refinanced on terms satisfactory to the lenders under the Revolver Credit Facility, the Maturity Date of the Revolver Facility will be the later of (i) December 6, 2004 and (ii) 30 days prior to the Maturity Date of the Term Loan Facility. In addition, if the Maturity Date of the Term Loan Facility is changed to a date earlier than January 6, 2005, the Maturity Date of the Revolver Facility will be 30 days prior to the Maturity Date of the Term Loan Facility.

                  As of June 30, 2003, the Company had no amounts outstanding under the Revolver Facility, but has issued $100,000 of letters of credit under the Sub-Facility. The proceeds of the Revolver Facility are to be used to finance the Company's ongoing working capital and general corporate needs. Subject to the terms and conditions of the Revolver Facility, the lenders under the Revolver Facility have agreed to make advances to the Company, from time to time, prior to the Maturity Date of the Revolver Facility, in an amount equal to the least of the following (in whole multiples of $1,000,000):

         (i)      $12.5 million minus outstanding letters of credit, and

         (ii) the Borrowing Base (as hereinafter defined) minus outstanding letters of credit, and

         (iii) during a Cleanup Period (as hereinafter defined), $3.0 million minus outstanding letters of credit in excess of $1.0 million.

         For the purposes hereof, "Borrowing Base" means an amount equal to 10% of the PV-10 Value (as defined in the Facility) of the Company's proved developed producing reserves minus the sum of the Bank Product Reserves and Agent Reserves (each as defined in the Facility). The Borrowing Base was $14.1 million at June 30, 2003. A "Cleanup Period" shall be either of the following periods if principal amounts under the Term Loan Facility are outstanding:

         x) the 30-day period immediately following any 90-day period in which the total of advances and letters of credit outstanding under the Revolver Facility exceeded $3.0 million for each day or

         y) the one-day period immediately following any required payment on any indebtedness subordinate to the Facility.

                  The interest rate on amounts outstanding under the Term Loan Facility is 12% until February 16, 2004, when it increases to 13% until the Maturity Date. The interest rate on amounts outstanding under the Revolver Facility will be equal to the prime rate plus 0.5% per annum, provided that the minimum interest rate will be 4.75% per annum. Outstanding letters of credit under the Sub-Facility will be charged a letter of credit fee equal to 3.0% per annum.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  The terms of the Term Loan Facility were not materially changed in connection with the addition of the Revolver Facility and the Sub-Facility, except that the Company is required to have Excess Availability (as hereinafter defined) of $5.0 million before certain prepayments may be made on the Term Loan Facility and except for minor modifications to the Company's negative covenants relating to capital expenditures and consolidated fixed charge coverage ratio. For the purposes hereof, "Excess Availability" is the amount equal to (i) the lesser of (x) $3.0 million and (y) the Borrowing Base, plus the Company's cash and cash equivalents subject to a Cash Management Agreement or a Control Agreement (each as defined in the Facility) minus (ii) advances under the Revolver Facility plus outstanding letters of credit plus the Company's trade payable 45 days past due plus the amount of interest payable on the Term Loan Facility and any indebtedness subordinate to the Facility.

                  The Facility contains covenants that prevent the Company from making or committing to make any capital expenditures, except for capital expenditures in the ordinary course of business which:

           - do not exceed the sum of $35.0 million plus excess free cash (one-half of the amount by which discretionary cash flow for fiscal year 2003 exceeds $35.0 million) for fiscal year 2003; provided that expenditures for exploration during such fiscal year shall not exceed $15.0 million;

           - do not exceed the amount approved by the majority lenders for fiscal year 2004; or

           - are financed out of the net cash proceeds of issuances of capital stock (effected during a 30 day period) in excess of $20.0 million or out of the net cash proceeds of asset sales, with an aggregate limit of $50.0 million during the term of the loans outstanding under the Facility (the "Loans"), (i) of up to $5.0 million during the term of the Loans, and (ii) that are paid for the acquisition of replacement assets either 90 days before or 90 days after the asset sale or recovery event.

                  Capital expenditures that are not spent in fiscal 2003 may be carried forward to fiscal 2004. For fiscal years 2005 and thereafter, the Company cannot make or commit to make any capital expenditures in excess of the amounts approved by the administrative agent and the majority lenders.

                  In addition, the Facility requires that the following financial covenants be maintained:

         - minimum consolidated EBITDA, as of the last day of any fiscal quarter, for the period of two fiscal quarters that end on such day, of $17.5 million;

         - maximum leverage ratio as at the last day of any fiscal quarter beginning with the fiscal quarter ending June 30, 2003, of 2.75 to 1; and

         -  minimum consolidated fixed charge coverage ratio, must be 1.00 to
            1.00 at each fiscal quarter's end on a cumulative basis for the first eight fiscal quarters. Thereafter the ratio must be 1.25 to
            1.00 at quarter's end for the total of the four preceding fiscal quarters.

                  Leverage ratio is defined on the last day of any fiscal quarter as the ratio of (a) the principal amount of the Loans plus the principal amount of all indebtedness that is equal to or senior in right of payment to the Loans to (b) consolidated EBITDA for the period of four quarters ending on such day. Consolidated fixed charge coverage ratio for any period, is the ratio of: (a) the consolidated EBITDA during such period plus, for each applicable test period ended on March 31, June 30, September 30, and December 31, of calendar years 2003 and 2004, $12,000,000 to (b) the sum of (i) the Company's capital

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         expenditures during such period plus (ii) the Company's cash income tax expense for such period plus (iii) the Company's cash consolidated interest expense for such period to the extent paid or required to be paid during such period.

                  The Facility contains additional covenants that limit Mission's ability, among other things, to incur additional indebtedness or to create or incur liens; to merge, consolidate, liquidate, wind-up or dissolve; to dispose of property; and to pay dividends on or redeem stock. As of June 30, 2003, the Company was in compliance with the covenants in the Facility.

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

                  The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is the Company's preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the price floor and no higher than the price ceiling. The Company has also entered into some commodity swaps that fix the price to be received.

                  In October 2002, the Company elected to de-designate all existing hedges and to re-designate them by applying the interpretations from the FASB's Derivative Implementation Group issue G-20 ("DIG G-20"). The Company's previous approach to assessing ineffectiveness required that changes in time value be recorded to income quarterly. By using the DIG G-20 approach, because the Company's collars and swaps meet specific criteria, the time value component is included in OCI and earnings variability is reduced. The hedges are considered perfectly effective. In the quarter and six month period ended June 30, 2003, gains of $208,000 and $416,000, respectively, related to these hedges was reported in the interest and other income line of the Statement of Operations. The gains relate to the amortization, from October 15, 2002 for a 15-month period, of both the realized and unrealized gains or losses related to the de-designated hedges. The amount remaining in OCI, or the unrealized loss, related to the de-designated hedges will be completely amortized by December 2003. At June 30, 2003 the remaining amount in OCI was approximately $1.7 million.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  The following tables detail all hedges of future production outstanding at June 30, 2003:

OIL HEDGES

--------------------------------------------------------------------------------------------------------------
                                                                                      NYMEX          NYMEX
                                   BBLS                                               PRICE          PRICE
            PERIOD                PER DAY      TOTAL BBLS           TYPE         FLOOR/SWAP AVG.  CEILING AVG.
--------------------------------------------------------------------------------------------------------------
Third Qtr. 2003                    3,500         322,000            Swap             $23.95           n/a
--------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2003                   3,500         322,000            Swap             $23.59           n/a
--------------------------------------------------------------------------------------------------------------
First Qtr. 2004                    2,500         227,500            Swap             $25.24           n/a
--------------------------------------------------------------------------------------------------------------
Second Qtr. 2004                   2,500         227,500            Swap             $24.67           n/a
--------------------------------------------------------------------------------------------------------------
Third Qtr. 2004                    2,500         230,000            Swap             $24.30           n/a
--------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2004                   2,500         230,000            Swap             $23.97           n/a
--------------------------------------------------------------------------------------------------------------

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

                  The Company's realized price for natural gas per MCF has averaged $0.15 less than the NYMEX MMBTU price over the past twelve months. The Company's realized price for oil has averaged $0.61 per barrel less than the NYMEX per barrel price over the past twelve months. Realized prices differ from NYMEX due to factors such as the location of the property, the heating content of natural gas and the quality of oil. The oil differential excludes the impact of Point Pedernales field production for which the Company's selling price was capped at $9.00 per BBL. The Point Pedernales field was sold in March 2003.

                  Effective September 22, 1998, the Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Mission received a fixed interest rate and paid a floating interest rate. In February 2003, the interest rate swap was cancelled. Mission paid the counterparty $1.3 million, the then current market value of the swap. The increase in the swap's fair value of $520,000 from January 1, 2003 to the date of the cancellation has been reported as a reduction of interest expense.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       INCOME TAXES

                  The provision for federal and state income taxes for the three months and six months ended June 30, 2003 was based upon a 35% effective tax rate. The $5.3 million valuation allowance on deferred taxes applicable at December 31, 2002 has been decreased to $5.0 million at June 30, 2003, due to the decrease in the deferred tax asset relating to state taxes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

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

6.       RELATED PARTY TRANSACTIONS

                  Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana and Texas properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam. J.P. Bryan, a managing director and stockholder of Torch, was a director of Mission until October 2002; therefore, Milam is no longer affiliated with Mission. As of June 30, 2003, Milam owed the Company approximately $387,000 in joint interest billings related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. In a March 1, 2003 agreement between the parties, terms were established that provide for Milam to pay its joint interest billings and cash calls in a timely manner through July 2003. The agreement has been extended through August 2003. Mission has received approximately $324,000 in July 2003 to be applied to the outstanding receivable balance.

7.       GUARANTEES

                  The Company routinely obtains bonds to cover its obligations to plug and abandon oil and gas wells. In instances where the Company purchases or sells oil and gas properties, the parties to the transaction routinely include an agreement as to who will be responsible for plugging and abandoning any wells on the property and restoring the surface. In those cases, the Company will obtain new bonds or release old bonds regarding its plugging and abandonment exposure based on the terms of the purchase and sale agreement. However, if a party to the purchase and sale agreement defaults on its obligations to obtain a bond or otherwise plug and abandon a well or restore the surface or if that party becomes bankrupt, the landowner, and in some cases the state or federal regulatory authority, may assert that the Company is obligated to plug the well since it is in the "chain of title". The Company has been notified of such claims from landowners and the State of Louisiana and is vigorously asserting its rights

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         under the applicable purchase and sale agreements to avoid this liability. At this time, the Company has accrued a liability for approximately $239,500 that it has agreed to contribute toward the proper abandonment and cleanup of the Bayou fer Blanc field and a liability for approximately $379,000, its proposal to settle abandonment issues at the West Lake Ponchartrain field.

                  In 1993 and 1996 the Company entered into agreements with surety companies and with Torch and Nuevo Energy Company ("Nuevo") whereby the surety companies agreed to issue such bonds to the Company, Torch and/or Nuevo. However, Torch, Nuevo and the Company agreed to be jointly and severally liable to the surety company for any liabilities arising under any bonds issued to the Company, Torch and/or Nuevo. The amount of bonds presently issued to Torch and Nuevo pursuant to these agreements is approximately $35.2 million. The Company has notified the sureties that it will not be responsible for any new bonds issued to Torch or Nuevo. However, the sureties are permitted under these agreements to seek reimbursement from the Company, as well as from Torch and Nuevo, if the surety makes any payments under the bonds issued to Torch and Nuevo.

                          MISSION RESOURCES CORPORATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

CRITICAL ACCOUNTING POLICIES

         In response to SEC Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we identified those policies of particular importance to the portrayal of our financial position and results of operations and those policies that require our management to apply significant judgment. We believe these critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

         We deplete the capitalized costs in the full cost pool, plus estimated future expenditures to develop reserves, using the units of production method based upon the ratio of current production to total proved reserves. Depletion is a significant component of our net income. Proportionally, it represented over 35% of our total oil and gas revenues in the six-month period ended June 30, 2003 and approximately 37% of total oil and gas revenues in the six-month period ended June 30, 2002. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate. Should our reserves increase by 10%, our depletion per barrel equivalent would decrease approximately $0.85, or 9%; however a 10% decrease in reserves will have an 11% impact, increasing depletion per barrel equivalent by approximately $1.03.

         Both the volume of proved reserves and the estimated future expenditures used for the depletion calculation are obtained from the reserve estimates prepared by independent reservoir engineers. These reserve estimates are inherently imprecise as they rely upon both the engineers' quantitative and subjective analysis of various data, such as engineering data, production trends and forecasts, estimated future spending and the timing of spending. Different reserve engineers may make different estimates of reserves based on the same data. Finally, estimated production costs and commodity prices are added to the assessment in order to determine whether the estimated reserves have any value. Reserves that cannot be produced and sold at a profit are not included in the estimated total proved reserves; therefore the quantity of reserves can increase or decrease as oil and gas prices change. See "Risk Factors: Risks Related to Our Business, Industry and Strategy" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for general cautions concerning the reliability of reserve and future net revenue estimates by reservoir engineers.

         The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes, using a 10% discount rate. To the extent that our capitalized costs (net of depreciation, depletion, amortization, and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a

                          MISSION RESOURCES CORPORATION

later date even if oil and gas prices increase. No such impairment was required in the quarters or year to date periods ended June 30, 2003 and 2002, respectively.

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

         Oil and gas prices used in the ceiling calculation at June 30, 2003 were $30.01 per barrel and $5.18 per MMBTU. A significant reduction in these prices at a future measurement date could trigger a full cost ceiling impairment. Our hedging program would serve to mitigate some of the impact of any price decline.

DERIVATIVE INSTRUMENTS ACCOUNTING

         All of our commodity derivative instruments represent hedges of the price of future oil and natural gas production. We estimate the fair values of our hedges at the end of each reporting period. The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet as assets or liabilities as appropriate. At June 30, 2003, they represented a $10.0 million current liability and a $1.3 million long-term liability.

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

                          MISSION RESOURCES CORPORATION

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

REVENUE RECOGNITION

         Mission records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. We may share ownership with other producers in certain properties. In this case, we use the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the balance sheet to account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a liability or a receivable, as appropriate, should be recorded equal to the net value of the imbalance. As of June 30, 2003, we have recorded a net liability of approximately $1,236,000, which is included in the accounts payable and accrued liabilities line of the balance sheet, representing approximately 434,525 Mcf at an average price of $2.84 per Mcf, related to imbalances on properties at or nearing depletion. We value gas imbalances using the price at which the imbalance originated, if required by the gas balancing agreement, or we use the current price where there is no gas balancing agreement available. Reserve changes on any fields that have imbalances could change this liability. We do not anticipate the settlement of gas imbalances to adversely impact our financial condition in the future. Settlements are typically negotiated, so the per Mcf price for which imbalances are settled could differ among wells and even among owners in one well.

ASSET RETIREMENT, IMPAIRMENT OR DISPOSAL

         We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Previously our estimate of future plugging and abandonment and dismantlement costs was charged to income by being included in the capitalized costs that we depleted using the unit of production method. SFAS No. 143 requires us to record a liability for the fair value of our estimated asset retirement obligation, primarily comprised of our plugging and abandonment liabilities, in the period in which it is incurred. Upon initial implementation, we must estimate asset retirement costs for all of our assets as of today, inflation adjust today's costs to the forecast abandonment date, discount that amount back to the date we acquired the asset and record an asset retirement liability in that amount with a corresponding addition to our asset value. Then we must compute all depletion previously taken on future plugging and abandonment costs, and reverse that depletion. Finally, we must accrete the liability to present day. Any income effect of this initial implementation is reflected as a change in accounting method on our statement of operations. After initial implementation, we will reduce the liability as abandonment costs are incurred. Should actual costs differ from the estimate, the difference will be reflected as an abandonment gain or loss in the statement of operations when the abandonment occurs. We have developed a process through which to track and monitor the obligations for each asset following implementation of SFAS No. 143.

                          MISSION RESOURCES CORPORATION

         As with previously discussed estimates, the estimation of our asset retirement obligation is dependent upon many variables. We attempt to limit the impact of management's judgment on these variables by using the input of qualified third parties when possible. We engaged an independent engineering firm to evaluate our properties and to provide us with estimates of abandonment costs. We used the remaining estimated useful life from the 2002 year-end Netherland, Sewell & Associates, Inc. reserve report in estimating when abandonment could be expected. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make the most accurate estimation possible.

LIQUIDITY AND CAPITAL RESOURCES

         We require substantial capital in order to fund our exploration and development programs. Our current primary sources of liquidity are internally generated cash flow, borrowings under our credit facility and the sale of non-core oil and gas properties. We have also used utilized public debt and equity offerings in the past to fund capital requirements.

CASH FLOWS

         Net cash flow provided by operations was $10.1 million for the six-month period ending June 30, 2003 whereas in the six-month period ending June 30, 2002 cash flow used in operations was $2.0 million. Higher oil and gas prices in 2003 have contributed to the period-to-period improvement.

         Net cash flow used in investing activities for the six-month period ending June 30, 2003 was $12.9 million while $1.3 was used in investing activities in the six-month period ending June 30, 2002. We invested $15.3 million in oil and gas properties for the six-month period ended June 30, 2003 compared to $11.5 million for the same period of 2002. Proceeds from property sales, primarily related to 2002 sales and reducing our net investment, were $3.2 million for the six-month period ended June 30, 2003 compared to $10.6 million for the same period of 2002.

         Net cash flow provided by financing activities was $3.9 million and $4.4 million in the six-month periods ending June 30, 2003 and 2002, respectively; however financing activities differed greatly between the periods. In 2002, our focus was on paying down our credit facility, while in 2003 we repurchased and retired almost $97.6 million of our Notes. See Long Term Debt below for more details.

CAPITAL BUDGET AND DRILLING ACTIVITIES

         A capital budget of $32.0 million was adopted for the year 2003, with $20.8 million for development, $5.8 million for exploration and $5.4 million for seismic data, land and other related items. We design and continually adjust our capital spending plan to make optimal use of, but not to exceed, operating cash flow after debt service and administrative expenses plus proceeds from asset sales. Natural gas and oil prices, the timing of our drilling program and drilling results have a significant impact on the cash flows available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Lower prices and/or lower production may decrease revenues and cash flows, thus reducing the amount of financial resources available to meet our capital requirements.

         The majority of the $6.3 million spent in the first quarter was for development projects in the Brahaney Unit, Waddell and TXL fields of West Texas, the West Lake Verret field in St. Martin Parish, Louisiana and the Carpenter field in Beckham, Custer and Roger Mills counties of Oklahoma. This development program has been successful with the production from development wells more than offsetting our natural declines.

                          MISSION RESOURCES CORPORATION

         Of the $8.8 million spent in the second quarter, $1.9 million was spent on exploratory drilling, $5.4 million on development activities, and $1.5 million was spent on seismic data, prospect data or acquisitions. The exploratory costs were primarily incurred on the J.P. Coleman in St. Mary Parish, Louisiana and the Unit Petroleum Bluntzer #1 well in Goliad County, Texas. The Bluntzer #1 is currently drilling and the J.P. Coleman was not successful. The development costs were incurred in the West Lake Verret field in St. Martin Parish, Louisiana, the Reddell field in Evangeline Parish, Louisiana, and the TXL North Unit in Ector County, Texas. In addition, costs were incurred for the drilling and dual zone completion to the Camerina 2 and Marg Howei sands in South Louisiana and for the successful drilling of the Eugene Island 284 D-1 located in federal waters in the Gulf of Mexico.

LONG TERM DEBT

         SENIOR SUBORDINATED NOTES

         In April 1997, Mission issued $100.0 million of 10 7/8% senior subordinated notes due 2007. On May 29, 2001, we issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively the "Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional Notes is 10.5%. The premium is shown separately on the Balance Sheet. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes may be redeemed, in whole or in part, at our option any time after April 1, 2002 at 105.44%, and decreasing annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control, as defined in the indenture, each holder of the Notes will have the right to require us to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of June 30, 2003, we were in compliance with our covenants under the Notes.

         On March 28, 2003, we acquired, in a private transaction with various funds affiliated with Farallon Capital Management, LLC, approximately $97.6 million in principal amount of the Notes for approximately $71.7 million, plus accrued interest. Immediately after the consummation of the purchase and sale agreement, Mission had $127.4 million in principal amount of Notes outstanding.

         In the past, we received debt ratings from two major rating agencies in the United States. Beginning in April 2003, Mission terminated the ratings service with Standard & Poor's because two major rating agencies are not required for our debt instruments. In June 2003, Moody's downgraded Mission's subordinated note rating to "Ca". In determining Mission's debt rating, Moody's considers a number of items including, but not limited to, debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. A decline in our ratings would not create a default under our current credit facility or other unfavorable change.

CREDIT FACILITY

         On March 28, 2003, simultaneously with the acquisition of the Notes, the Company amended and restated its credit facility with new lenders, led by Farallon Energy Lending, LLC. The entire $947,000 of deferred financing costs relating to this facility was charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated secured credit agreement ("the Facility"), the Company borrowed $80.0 million pursuant to term loans (the "Term Loan Facility"), the proceeds of

                          MISSION RESOURCES CORPORATION

which were used to acquire approximately $97.6 million face amount of Notes, to pay accrued interest on the Notes purchased, and to pay closing costs associated therewith. The Facility provides that an additional $10.0 million could be made available solely for the purpose of acquiring additional Notes. The additional $10.0 million will be advanced at the discretion of the lenders, and we cannot assure you that the lenders will consent to this additional advance. The interest rate on the Term Loan Facility is 12% until February 16, 2004, when it increases to 13% until the maturity date.

         Subject to certain conditions, we have the option to prepay and also may be required to prepay the loans outstanding under the Term Loan Facility (the "Loans"), upon the occurrence of certain payments, including, but not limited to, the issuance of capital stock or indebtedness, asset sales or recovery events, subject to certain limitations. Mission is also required, by not later than February 4, 2004, to prepay the Loans in an amount equal to one-half of the amount by which Mission's discretionary cash flow for fiscal 2003 exceeds $35.0 million, provided that no prepayment need be made in an amount less than $1.0 million.

         Upon the closing of the Facility, the lenders were entitled to a fee of 3% of the initial amounts drawn or $2.4 million. The fee is due, in full or in part, if certain events occur. Those events include certain material events of default, acceleration of the Loans or the prepayment or repayment of the Loans in full. Any additional loans made under the Facility would also be subject to the 3% fee, which will also be deferred as described above. Optional and mandatory prepayments of the initial loans outstanding and of any additional loans that become outstanding under the Facility can reduce the deferred fee in varying amounts based upon when the prepayment is made.

         On June 16, 2003, we again amended and restated the Facility to add a revolving credit facility (the "Revolver Facility") of up to $12.5 million, including a letter of credit sub-facility (the "Sub-Facility") of up to $3.0 million. As of June 30, 2003, the Company had no amounts outstanding under the Revolver Facility, but has issued $100,000 of letters of credit under the Sub-Facility. The proceeds of the Revolver Facility are to be used to finance our ongoing working capital and general corporate needs. The interest rate on amounts outstanding under the Revolver Facility will be equal to the prime rate plus 0.5% per annum, provided that the minimum interest rate will be 4.75% per annum. Outstanding letters of credit under the Sub-Facility will be charged a 3.0% per annum letter of credit fee.

         The Facility, which includes the Revolver Facility and the Sub-Facility, is governed by various covenants including, but not limited to, covenants preventing us from making or committing to make certain capital expenditures and requiring that certain financial covenants be maintained. For a more complete discussion of the terms of the Facility, see Note 3 to the condensed consolidated financial statements. At June 30, 2003, we were in compliance with all the of Facility's covenants.

         The minimum consolidated fixed charge coverage ratio is calculated quarterly. Our ability to meet this requirement in future quarters will primarily be dependent upon the timing and the success of our drilling program. If we fail to meet this requirement, we would attempt to negotiate a more lenient calculation or would request a waiver of the requirement from the lenders. We plan substantial drilling in the third and fourth quarters of 2003, which could impact this covenant, so we may have to defer some drilling into the first quarter of 2004 in order to maintain compliance.

CAPITAL STRUCTURE

         We have a highly leveraged capital structure, limiting our financial flexibility. In particular, we must pay approximately $23.6 million of interest annually on the remaining Notes and the Facility combined, which limits the amount of cash provided by operations that is available for exploration and development of oil and gas properties. The Notes also contain various covenants that limit our ability to,

                          MISSION RESOURCES CORPORATION

among other things, incur additional indebtedness, pay dividends, purchase capital stock and sell assets. Although, our common stock price has rebounded in recent months, the low price limits our ability to complete offerings of equity securities.

         At June 30, 2003, we had a working capital deficit of approximately $8.4 million, compared to positive working capital of $0.9 million at December 31, 2002. This decrease is due to the addition of a current P&A liability related to the implementation of SFAS No. 143 as well as the unfavorable impact of increased commodity prices on our hedges' fair value. Unless commodity prices decrease, we expect this trend to continue. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements. Our 2003 planned development and acquisition programs are projected to be funded substantially by available cash flow from our 2003 operations and our Revolver Facility is available for short-term borrowings.

         Because of these issues, our management team has reviewed various alternatives to restructure the Company and has retained the investment-banking firm of Petrie Parkman & Co. to assist in this evaluation. The repurchase of approximately $97.6 million of the Notes was the first step in this effort to restructure the balance sheet. The addition of the $12.5 million Revolver Facility was a second step. Among the additional alternatives being considered are

         -  a refinancing of the remaining Notes;

         -  a new credit facility;

         -  a merger with or an acquisition by another company;

         -  the sale of certain oil and gas properties;

         -  the acquisition by the Company of another company or assets;

         -  other secured and unsecured debt financings; and

         - the issuance of equity securities or other debt securities for cash or properties or in exchange for the Notes.

Some of these alternatives would require approval of our stockholders, and all of them will require the approval of other parties to the transaction. We cannot assure you that we will be successful in completing any of these possible transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Mission is required to make future payments under contractual obligations. Mission has also made various commitments in the future should certain events occur or conditions exist. As a result of the repurchase of the Notes and the amendment of our credit facility, our contractual obligations changed significantly on March 28, 2003. The tables below show the estimated payments related to those obligations and commitments as they exist at June 30, 2003 (amounts in thousands):

                                                  Second
                                                   Half
Contractual Cash Obligations:         Total        2003        2004       2005        2006        2007       Thereafter
-----------------------------------------------------------------------------------------------------------------------
Long Term Debt*..............       $ 179,355   $   6,927   $  13,858   $ 13,858    $ 13,858    $ 130,890    $      ---
Operating Leases & Other
  Financings.................           4,760       2,066       1,418        631         623           22           ---
                                    -----------------------------------------------------------------------------------
Total Contractual
   Obligations...............       $ 184,115   $   8,993   $  15,276   $ 14,489    $ 14,481    $ 130,912    $      ---
                                    ===================================================================================

-----------------
* Includes bond principal of $127.4 million scheduled for repayment in 2007 and bond interest accrued monthly and payable April 1st and October 1st of each year at 10 7/8%.

                          MISSION RESOURCES CORPORATION

Commercial Commitments:               Total        2003        2004       2005        2006         2007      Thereafter
-----------------------------------------------------------------------------------------------------------------------
Credit Facility...........          $  96,800   $   7,200   $   9,600   $ 80,000    $    ---    $     ---    $      ---
Other Commercial
      Commitments........               4,333       3,445         399        190         157          142           ---
                                    -----------------------------------------------------------------------------------
Total Commercial
      Commitments..........         $ 101,133   $  10,645   $   9,999   $ 80,190    $    157    $     142    $      ---
                                    ===================================================================================

RELATED PARTIES

         Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana and Texas properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam. J.P. Bryan, a managing director and stockholder of Torch, was a director of Mission until October 2002; therefore, Milam is no longer affiliated with Mission. As of June 30, 2003, Milam owed Mission approximately $387,000 in joint interest billings and cash calls related to these properties. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. In a March 1, 2003 agreement between the parties, terms were established that provide for Milam to pay its joint interest billings and cash calls timely through July 2003. The agreement has been extended through August 2003. Mission has received approximately $324,000 in July 2003 to be applied to the outstanding receivable balance.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information for Mission for the periods presented:

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                             -----------------------------------------------
                                                               2003         2002         2003         2002
                                                             -----------------------------------------------
Production:
   Oil and condensate (MBbls)...........................          568          905        1,139        1,895
   Natural gas (MMcf)...................................        2,211        3,530        4,495        7,164
   Equivalent barrels (MBOE)............................          937        1,493        1,888        3,089

Average sales price including the effect of hedges:
   Oil and condensate ($ per Bbl).......................        25.81        22.60        25.43        20.58
   Natural gas ($ per Mcf)..............................         4.42         3.25         4.72         2.96

Average sales price excluding the effect of hedges:
   Oil and condensate ($ per Bbl).......................        28.60        22.67        29.74        20.38
   Natural gas ($ per Mcf)..............................         5.33         3.25         5.78         2.79

Average costs:
   Lease operating expenses ($ per Boe).................         8.93         7.49         9.14         7.88
   Taxes other than income ($ per Boe)..................         2.30         1.87         2.57         1.53
   General & administrative expense ($ per Boe).........         3.05         1.63         2.88         1.62
   Depreciation, depletion and amortization
        ($ per Boe)(1)..................................         9.35         7.21         9.35         7.06

(1) Excludes depreciation, depletion and amortization on gas plants, furniture and fixtures and other assets.

                          MISSION RESOURCES CORPORATION

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME (LOSS)

         Net loss for the three months ended June 30, 2003 was $2.9 million or $0.12 per share. Net loss for the three months ended June 30, 2002 was $6.0 million or $0.25 per share. Although production has declined substantially between the periods as a result of the sale of oil and gas properties in 2002, high oil and gas prices have mitigated the impact of the production decline.

OIL AND GAS REVENUES

         Oil revenues decreased 28% from $20.4 million for the three months ended June 30, 2002 to $14.7 million for the three months ended June 30, 2003. Oil production decreased 37% from 905 thousand barrels ("MBbls") in the three months ended June 30, 2002 to 568 MBbls in the same period of 2003. The sales of oil and gas properties in the latter half of 2002, and the sale of Pt. Pedernales in March 2003 account for most of the production decrease. Oil prices averaged $25.81 per barrel in the three months ended June 30, 2003, as compared to $22.60 per barrel in the three months ended June 30, 2002.

         Gas revenues decreased 15% from $11.5 million reported for the quarter ended June 30, 2002 to $9.8 million for the quarter ended June 30, 2003. Gas production decreased 37% from 3,530 MMcf in the three months ended June 30, 2002 to 2,211 MMcf for the three months ended June 30, 2003 The sales of oil and gas properties in the latter half of 2002 account for most of the production decrease. Gas prices averaged $4.42 per Mcf, or 36% higher, in the three months ended June 30, 2003 as compared to $3.25 per Mcf in the comparable period of 2002.

         The volumes and revenues discussed above include the provision for a 169 MMcf gas balancing liability that may require settlement in cash upon depletion of the properties. This reserve increase in the second quarter of 2003 was valued at approximately $782,000 using prices in effect at the origination of the imbalances. The realized prices discussed above include the impact of oil and gas hedges. A decrease of $3.7 million related to hedging activity was reflected in oil and gas revenues for the three months ended June 30, 2003, while a decrease in oil and gas revenues of $66,000 was reflected for the same period of 2002.

INTEREST AND OTHER INCOME (LOSS)

         Interest and other income (loss) was a net gain of $187,000 for the three months ended June 30, 2003 and was a loss of $3.6 million for the three months ended June 30, 2002. The loss in 2002 included a $2.9 million loss on hedge ineffectiveness of derivatives, a $292,000 valuation adjustment on a note receivable, and approximately $492,000 in bad debt expense. In the three months ended June 30, 2003, there was a $208,000 gain from the amortization of OCI related to cancelled hedges and $36,000 was collected on previously written off receivables.

LEASE OPERATING EXPENSES

         Lease operating expenses decreased from $11.2 million in the three months ended June 30, 2002 to $8.4 million for the same period of 2003. This decline of approximately 25% is primarily related to sales of oil and gas properties in 2002.

                          MISSION RESOURCES CORPORATION

TAXES OTHER THAN INCOME

         Taxes other than income decreased from $2.8 million in the three months ended June 30, 2002 to $2.2 million for the same period of 2003. Production tax is included in this total. Production taxes are generally based upon volumes or revenues. They increase or decrease with changes in revenue; therefore, the sales of oil and gas properties in 2002 also contributed to the decline in this category of costs.

TRANSPORTATION COSTS

         Transportation costs were not significant in either presented period.

DEPRECIATION, DEPLETION AND AMORTIZATION

         Depreciation, depletion and amortization ("DD&A") was $8.9 million for the three months ended June 30, 2003 and $10.9 million for the three months ended June 30, 2002. Although this represents an overall cost decrease, DD&A per BOE has increased from $7.21 per BOE in the second quarter of 2002 to $9.35 per BOE in the second quarter of 2003. A reduction in reserves, primarily due to revisions calculated by reservoir engineers and to a lesser degree due to property sales, caused the increased DD&A rate.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G&A") increased 21% from $2.4 million in the three months ended June 30, 2002 to $2.9 million for the same period in 2003. At June 30, 2002, most of Mission's accounting, operating and marketing functions were performed by employees of Torch. Mission paid Torch a management fee for these outsourced services. By the end of April 2003 all outsourcing contracts with Torch had been terminated and Mission's staff had increased. Comparing the three months ended June 30, 2002 and 2003, Mission's management fees decreased by approximately $1.1 million but there was a corresponding increase in employee costs. The second quarter of 2003 included increased expenses that we believe will not be required in future quarters, such as $162,000 of severance payments and approximately $124,000 of conversion costs related to a new land system. In addition, we have incurred costs in connection with our search for two independent directors and the cost for directors and officers insurance has increased significantly.

INTEREST EXPENSE

         Interest expense decreased 13% to $6.4 million for the three months ended June 30, 2003 from $7.4 million in the same period of 2002. Interest expense in 2002 included approximately $467,000 of interest on borrowings under Mission's previous revolving credit facility. In 2003, there were no borrowings under Mission's current revolving credit facility. Additionally, the March 2003 repurchase of $97.6 million of our 10-7/8% subordinated notes and their replacement with an $80.0 million term loan facility currently bearing interest at 12% has generated interest savings of approximately $95,000 per month.

INCOME TAXES

         The provision for federal and state income taxes for the three months ended June 30, 2003 was based upon a 35% effective tax rate. The $5.3 million valuation allowance on deferred taxes applicable at December 31, 2002 has been decreased to $5.0 million at June 30, 2003, due to the decrease in the

                          MISSION RESOURCES CORPORATION

deferred tax asset relating to state taxes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NET INCOME (LOSS)

         Net income for the six months ended June 30, 2003 was $7.7 million or $0.32 per share. Net loss for the six months ended June 30, 2002 was $15.4 million or $0.65 per share. The $22.4 million gain ($14.5 million net of tax) from the repurchase and retirement of the Notes in March 2003, combined with higher oil and gas prices in 2003, contributed to the increase in net income.

OIL AND GAS REVENUES

         Oil revenues decreased 26% from $39.0 million for the six months ended June 30, 2002 to $29.0 million for the six months ended June 30, 2003. Oil production decreased 40% from 1,895 MBbls in the six months ended June 30, 2002 to 1,139 MBbls in the same period of 2003. The sale of oil and gas properties during the year 2002 accounts for most of the production decrease. Oil prices averaged $25.43 per barrel in the six months ended June 30, 2003, as compared to $20.58 per barrel in the six months ended June 30, 2002.

         Gas revenues remained almost flat at $21.2 million for the six months ended June 30, 2002 compared to $21.2 million for the six months ended June 30, 2003. Gas production decreased 37% from 7,164 MMcf for the six months ended June 30, 2002 to 4,495 MMcf for six months ended June 30, 2003. The sale of oil and gas properties during the year 2002, accounts for most of the production decrease. Gas prices averaged $4.72 per Mcf, or 59% higher, in the six months ended June 30, 2003 as compared to $2.96 per Mcf in the comparable period of 2002.

         The volumes and revenues discussed above include the provision for a 169 MMcf gas balancing liability that may require settlement in cash upon depletion of the properties. This reserve increase in the second quarter of 2003 was valued at approximately $782,000 using prices in effect at the origination of the imbalances. The realized prices discussed above include the impact of oil and gas hedges. A decrease of $9.7 million related to hedging activity was reflected in oil and gas revenues for the six months ended June 30, 2003, while an increase in oil and gas revenues of $1.6 million was reflected for the same period of 2002.

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

                          MISSION RESOURCES CORPORATION

INTEREST AND OTHER INCOME (LOSS)

         Interest and other income (loss) was a net gain of $722,000 for the six months ended June 30, 2003 and a loss of $9.7 million for the six months ended June 30, 2002. A $9.1 million loss on hedge ineffectiveness of derivatives is included as a component of other income in the first six months of 2002 whereas a gain of $416,000 from the amortization of OCI related to cancelled hedges is recorded for the same period of 2003. Approximately $784,000 in bad debt expense and note receivable write-offs burdened 2002, with no comparable write-offs in 2003. Activity for 2003 includes approximately $315,000 of equity in the earnings of White Shoal Pipeline Corporation. Mission owns a 26.6% interest in this corporation, which operates in the Gulf of Mexico.

LEASE OPERATING EXPENSES

         Lease operating expenses decreased from $24.3 million in the six months ended June 30, 2002 to $17.3 million for the same period of 2003. This decline of approximately 29% is primarily related to 2002 property sales.

TAXES OTHER THAN INCOME

         Taxes other than income increased from $4.7 million in the six months ended June 30, 2002 to $4.8 million for the same period of 2003. Ad valorem taxes are included in this total and these property taxes have been increasing as local jurisdictions search for ways to balance their budgets, however, Mission's property taxes have decreased overall due to the sales of properties. Production taxes are included in this total. In many states, production tax is a function of revenue rather than production, so production taxes tend to be higher in times of higher revenues.

TRANSPORTATION COSTS

         Transportation costs were not significant in either period presented.

DEPRECIATION, DEPLETION AND AMORTIZATION

         DD&A was $17.9 million for six months ended June 30, 2003 and $22.2 million for six months ended June 30, 2002. Although this represents an overall cost decrease, DD&A per BOE has increased from $7.06 per BOE in the first quarter of 2002 to $9.35 per BOE in the first quarter of 2003. A reduction in year end reserves, primarily due to revisions calculated by reservoir engineers and to a lesser degree to property sales, caused the increased DD&A rate in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

         G&A totaled approximately $5.4 million in the six months ended June 30, 2003 and $5.0 million in the six months ended June 30, 2002. At June 30, 2002, most of Mission's accounting, operating and marketing functions were performed by employees of Torch. Mission paid Torch a management fee for these outsourced services. By the end of March 2003 all outsourcing contracts with Torch had been terminated and Mission's staff had increased; therefore, Mission's management fee costs decreased but a corresponding employee costs increase combined with severance costs related to the reorganization partially offset the management fee savings. The first half of 2003 included increased expenses that we believe will not be required in future quarters. We incurred additional audit fees related to the first time audit of functions that were previously outsourced. Legal costs were higher as a result of several settled lawsuits and the implementation of the new corporate governance requirements. We also performed an

                          MISSION RESOURCES CORPORATION

extensive review of our land records in preparation of implementing a new land system. We expect our G&A for the remainder of 2003 to average approximately $2.5 million per quarter.

INTEREST EXPENSE

         Interest expense decreased 22% to $12.5 million for the six months ended June 30, 2003 from $15.0 million in the same period of 2002. The change in fair value of the interest rate swap was recorded as a reduction to interest expense of $520,000 in the six months ended June 30, 2003 and as additional interest expense of $255,000 in the six months ended June 30, 2002. Also, there were no borrowings outstanding under the revolving credit facility in the first half of 2003, but approximately $993,000 of interest on borrowings under the revolving credit facility was reported for the first half of 2002. Additionally, the March 2003 repurchase of $97.6 million of our 10-7/8% subordinated notes and their replacement with an $80.0 million term loan facility currently bearing interest at 12% has generated interest savings of approximately $95,000 per month in the second quarter of 2003.

INCOME TAXES

         The provision for federal and state income taxes for the six months ended June 30, 2003 was based upon a 35% effective tax rate. The $5.3 million valuation allowance on deferred taxes applicable at December 31, 2002 has been decreased to $5.0 million at June 30, 2003, due to the decrease in the deferred tax asset relating to state taxes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Mission will not realize its deferred tax asset related to state income taxes.

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

COMMODITY PRICE RISK

         Mission produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. Mission periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is our preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the price floor and no higher than the price ceiling. As shown on the following tables, we have also entered into some commodity swaps that fix the NYMEX price to be received. During the three months ended June 30, 2003 and 2002, we recognized losses of $3.7 million and $66,073, respectively, related to hedges that were settled. Hedge settlements were a loss of $9.7 million in the six months ended June 30, 2003, and a gain of $1.6 million in the six months ended June 30, 2002.

As of August 12, 2003, the Mission had the following hedges in place:

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
-------------------------------------------------------------------------------------------------------------

GAS HEDGES

-------------------------------------------------------------------------------------------------------------
                                                                                                     NYMEX
                                                                                      NYMEX          PRICE
                                   MMBTU          TOTAL                            PRICE FLOOR      CEILING
    PERIOD                        PER DAY         MMBTU              TYPE              AVG.           AVG.
-------------------------------------------------------------------------------------------------------------
Third Qtr. 2003                   15,000        1,380,000           Collar            $3.19          $4.10
-------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2003                  15,000        1,380,000           Collar            $3.24          $4.54
-------------------------------------------------------------------------------------------------------------
First Qtr. 2004                    8,000          728,000           Collar            $4.13          $5.39
-------------------------------------------------------------------------------------------------------------
Second Qtr. 2004                   5,000          455,000           Collar            $3.70          $4.08
-------------------------------------------------------------------------------------------------------------
Third Qtr. 2004                    5,000          400,000           Collar            $3.70          $4.04
-------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2004                   5,000          400,000           Collar            $3.85          $4.23
-------------------------------------------------------------------------------------------------------------
First Qtr. 2005                    1,000           90,000           Collar            $4.25          $6.32
-------------------------------------------------------------------------------------------------------------
Second Qtr. 2005                   1,000           91,000           Collar            $4.25          $4.92
-------------------------------------------------------------------------------------------------------------
Third Qtr. 2005                    1,000           92,000           Collar            $4.25          $4.72
-------------------------------------------------------------------------------------------------------------
Fourth Qtr. 2005                   1,000           92,000           Collar            $4.25          $5.14
-------------------------------------------------------------------------------------------------------------

                          MISSION RESOURCES CORPORATION

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

                        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 2003, the 2003 Annual Meeting of Stockholders was held in Houston, Texas. At the meeting, the stockholders elected the following person to serve as directors of the Company until the 2004 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

         Director                    For           Withheld
         --------                    ---           --------
Robert L. Cavnar                 18,230,597        498,946
James L. Bowles                  18,341,642        387,901
David A.B. Brown                 18,333,985        395,559
Robert R. Rooney                 18,340,784        388,759
Herbert C. Williamson, III       18,348,045        381,498

ITEM 5.  OTHER INFORMATION

         On June 25, 2003, Mission announced that a Nasdaq Listing Qualifications Panel (the "Panel") had determined to continue to list Mission's common stock on The Nasdaq National Market and the hearing file on the matter had been closed. The Panel reviewed the entire record of information in making their decision. As of June 24, 2003, the Company evidenced a closing bid price of at least $1.00 per share for 10 consecutive trading days.

         This brings to a close the events that began on January 28, 2003, when Mission received a Nasdaq Staff Determination indicating that it had failed to comply with Nasdaq's minimum bid price requirement of $1.00 per share. As previously disclosed, Mission attended an oral hearing before the Panel on June 5, 2003 in which Mr. Robert L. Cavnar, chairman, president and chief executive officer, and Mr. Richard W. Piacenti, executive vice president and chief financial officer, detailed Mission's business plan for achieving and sustaining compliance with the Nasdaq MarketPlace Rules.

                          MISSION RESOURCES CORPORATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits.

                  The following exhibits are filed with this Form 10-Q and are identified by the number indicated.

                  10.1 Second Amended and Restated Credit Agreement among Mission Resources Corporation, as Borrower, the Several Lenders from Time to Time Parties Hereto, Farallon Energy Lending, L.L.C., as Arranger Jefferies & Company, Inc., as Syndication Agent and Wells Fargo Foothill, Inc., as Administrative Agent dated as of June 5, 2003 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 17, 2003).

                  10.2 Third Amended, Restated And Consolidated Guaranty And Collateral Agreement, dated as of June 5, 2003, made by Mission Resources Corporation and certain of its Subsidiaries, in favor of Wells Fargo Foothill, Inc., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on June 17, 2003).

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company (filed herewith).

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company (filed herewith).

         b.       Reports on Form 8-K

                  (i) The Company filed a Current Report on Form 8-K on April 1, 2003 regarding its purchase of $97.6 million of the 10 7/8% subordinated notes due 2007 and the establishment of an $80.0 million amended and restated credit facility.

                  (ii) The Company filed a Current Report on Form 8-K on May 14, 2003 in order to furnish the information included in its earnings press release for the quarter ended March 31, 2003.

                  (iii) The Company filed a Current Report on Form 8-K on
                        June 17, 2003 regarding the second amendment and restatement of the Company's credit facility, including the addition of a $12.5 million revolving credit facility.

                  (iv) The Company filed a Current Report on Form 8-K on June 26, 2003 regarding continuation of its common stock listing on The Nasdaq National Market.

                          MISSION RESOURCES CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MISSION RESOURCES CORPORATION
                                                      (Registrant)

Date: August 12, 2003                        By: /s/ Robert L. Cavnar
                                                 --------------------
                                                 Robert L. Cavnar
                                                 Chairman, President and Chief
                                                 Executive Officer

Date: August 12, 2003                        By: /s/ Richard W. Piacenti
                                                 -----------------------
                                                 Richard W. Piacenti
                                                 Executive Vice President and
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

10.1 Second Amended and Restated Credit Agreement among Mission Resources Corporation, as Borrower, the Several Lenders from Time to Time Parties Hereto, Farallon Energy Lending, L.L.C., as Arranger Jefferies & Company, Inc., as Syndication Agent and Wells Fargo Foothill, Inc., as Administrative Agent dated as of June 5, 2003 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 17, 2003).

10.2 Third Amended, Restated And Consolidated Guaranty And Collateral Agreement, dated as of June 5, 2003, made by Mission Resources Corporation and certain of its Subsidiaries, in favor of Wells Fargo Foothill, Inc., as Administrative Agent (incorporated by reference to
         Exhibit 99.3 to the Current Report on Form 8-K filed on June 17, 2003).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company (filed herewith).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company (filed herewith).