Form 10-Q
period 2003-09-30
MISSION RESOURCES CORP
filed 2003-11-13
CIK 319459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                   (Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the Transition Period From ___________to _________

                         Commission file number: 0-9498



                          MISSION RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)



Delaware                                                             76-0437769
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)
1331 Lamar, Suite 1455, Houston, Texas                               77010-3039
(Address of principal executive offices)                             (ZIP Code)

       Registrant's telephone number, including area code: (713) 495-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes    No X
                                                ---   ---
As of November 10, 2003, 23,517,636 shares of common stock of Mission Resources Corporation were outstanding.

                          MISSION RESOURCES CORPORATION


                                      INDEX

                                                                                                                  Page #
                                                                                                                  ------
PART I.   FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets:
                         September 30, 2003 (Unaudited) and December 31, 2002....................................   1
              Condensed Consolidated Statements of Operations (Unaudited):
                         Three months and nine months ended September 30, 2003 and 2002..........................   3
              Condensed Consolidated Statements of Cash Flows (Unaudited):
                         Nine months ended September 30, 2003 and 2002...........................................   4
              Notes to Condensed Consolidated Financial Statements (Unaudited)...................................   6

     ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................  20

     ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk ........................................  33

     ITEM 4.  Controls and Procedures        ....................................................................  34

PART II.  OTHER INFORMATION......................................................................................  36

     ITEM 1.  Legal Proceedings..................................................................................  36

     ITEM 2.  Change in Securities and Use of Proceeds ..........................................................  36

     ITEM 3.  Defaults Upon Senior Securities ...................................................................  36

     ITEM 4.  Submission of Matters to a Vote of Security Holders ...............................................  36

     ITEM 5.  Other Information .................................................................................  36

     ITEM 6.  Exhibits and Reports on Form 8-K ..................................................................  37

                          PART I. FINANCIAL INFORMATION


                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

ITEM I. FINANCIAL STATEMENTS

                                     ASSETS

                                                                                          September 30,     December 31,
                                                                                              2003              2002
                                                                                         --------------    --------------
                                                                                          (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ............................................................   $       14,346    $       11,347
Accounts receivable and accrued revenues .............................................           10,694            18,931
Prepaid expenses and other ...........................................................            4,392             2,148
                                                                                         --------------    --------------
    Total current assets .............................................................           29,432            32,426
                                                                                         --------------    --------------

PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties (full cost):
    Unproved properties of  $8,037 and $8,369 excluded from depletion as of
       September 30, 2003 and December 31, 2002, respectively
                                                                                                799,307           775,344
Asset retirement cost ................................................................           14,632                --
Accumulated depreciation, depletion and amortization--oil and gas ....................         (477,940)         (474,625)
                                                                                         --------------    --------------
Net property, plant and equipment ....................................................          335,999           300,719

Leasehold, furniture and equipment ...................................................            4,420             3,545
Accumulated depreciation .............................................................           (1,895)           (1,449)
                                                                                         --------------    --------------
Net leasehold, furniture and equipment ...............................................            2,525             2,096
                                                                                         --------------    --------------

OTHER ASSETS .........................................................................            6,147             7,163
                                                                                         --------------    --------------
                                                                                         $      374,103    $      342,404
                                                                                         ==============    ==============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                (Amounts in thousands, except share information)

                                                                                                   September 30,       December 31,
                                                                                                       2003              2002
                                                                                                   --------------    --------------
                                                                                                    (Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities .......................................................   $       28,621    $       24,498
Commodity derivative liabilities ...............................................................            5,345             6,973
Asset retirement obligation ....................................................................            2,726                --
Interest rate swap .............................................................................               --                 3
                                                                                                   --------------    --------------
    Total current liabilities ..................................................................           36,692            31,474
                                                                                                   --------------    --------------


LONG-TERM DEBT:
Term loan facility .............................................................................           80,000                --
Subordinated notes due 2007 ....................................................................          127,426           225,000
Unamortized premium on $125 million subordinated notes .........................................            1,214             1,431
                                                                                                   --------------    --------------
    Total long-term debt .......................................................................          208,640           226,431
                                                                                                   --------------    --------------

LONG-TERM LIABILITIES:
Interest rate swap, excluding current portion ..................................................               --             1,817
Commodity derivative liabilities, excluding current portion ....................................              771               359
Deferred income taxes ..........................................................................           18,973            16,946
Asset retirement obligation, excluding current portion .........................................           39,257                --
Other ..........................................................................................              146                --
                                                                                                   --------------    --------------
    Total long-term liabilities ................................................................           59,147            19,122
                                                                                                   --------------    --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued
    or outstanding at September 30, 2003 and December 31, 2002 .................................               --                --
Common stock, $0.01 par value, 60,000,000 shares authorized, 23,517,636 and
     23,585,959 shares issued at September 30, 2003 and
    December 31, 2002, respectively ............................................................              239               239
Additional paid-in capital .....................................................................          163,847           163,837
Retained deficit ...............................................................................          (88,729)          (92,599)
Treasury stock, at cost, 389,323 shares at September 30, 2003 and
    311,000 shares at December 31, 2002 ........................................................           (1,937)           (1,905)
                                                                                                           (3,796)           (4,195)
Other comprehensive income (loss), net of taxes
                                                                                                   --------------    --------------
     Total stockholders' equity ................................................................           69,624            65,377
                                                                                                   --------------    --------------

                                                                                                   $      374,103    $      342,404
                                                                                                   ==============    ==============


      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (Amounts in thousands, except per share information)


                                                                         Three Months Ended                 Nine Months Ended
                                                                            September 30                      September 30
                                                                     ----------------------------    ----------------------------
                                                                         2003            2002           2003             2002
                                                                     ------------    ------------    ------------    ------------
REVENUES:
  Oil and gas revenues ...........................................   $     24,071    $     25,848    $     74,246    $     86,096
  Gain on extinguishments of debt ................................            --               --          22,375              --
  Interest and other income (expense) ............................            170           1,723             892          (7,959)
                                                                     ------------    ------------    ------------    ------------
                                                                           24,241          27,571          97,513          78,137
                                                                     ------------    ------------    ------------    ------------

COST AND EXPENSES:
   Lease operating expenses ......................................          8,309           8,769          25,563          33,118
   Transportation costs ..........................................            130              73             322             211
   Taxes other than income .......................................          2,106           2,365           6,951           7,094
   Asset retirement obligation accretion expense .................            350              --           1,038              --
   Loss of sale of assets ........................................             --              --              --           2,719
   Depreciation, depletion and amortization ......................         10,037           9,718          27,963          31,917
   General and administrative expenses ...........................          2,581           5,016           8,013          10,018
   Interest expense ..............................................          6,569           5,365          19,028          20,420
                                                                     ------------    ------------    ------------    ------------
                                                                           30,082          31,306          88,878         105,497
                                                                     ------------    ------------    ------------    ------------
Income (loss) before income taxes and cumulative effect of a .....         (5,841)         (3,735)          8,635         (27,360)
   change in accounting method
Provision (benefit) for income taxes .............................         (2,038)         (1,307)          3,029          (9,576)
                                                                     ------------    ------------    ------------    ------------

Income (loss) before income taxes and cumulative effect of a
   change in accounting method ...................................         (3,803)         (2,428)          5,606         (17,784)
Cumulative effect of a change in accounting method, net of
   deferred tax of $935 ..........................................             --              --          (1,736)             --
                                                                     ------------    ------------    ------------    ------------

Net income (loss) ................................................   $     (3,803)   $     (2,428)   $      3,870    $    (17,784)
                                                                     ============    ============    ============    ============

Income (loss) before cumulative effect of a change in accounting
   method per share ..............................................   $      (0.16)   $      (0.10)   $       0.24    $      (0.75)
                                                                     ============    ============    ============    ============
Income (loss) before cumulative effect of a change in accounting
   method per share-diluted ......................................   $      (0.16)   $      (0.10)   $       0.23    $      (0.75)
                                                                     ============    ============    ============    ============

Net income (loss) per share ......................................   $      (0.16)   $      (0.10)   $       0.16    $      (0.75)
                                                                     ============    ============    ============    ============
Net income (loss) per share - diluted ............................   $      (0.16)   $      (0.10)   $       0.16    $      (0.75)
                                                                     ============    ============    ============    ============

Weighted average common shares outstanding .......................         23,515          23,586          23,508          23,586
                                                                     ============    ============    ============    ============

Weighted average common shares outstanding - diluted .............         23,515          23,586          24,291          23,586
                                                                     ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                             --------------------------------
                                                                                                 2003               2002
                                                                                             --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ........................................................................   $        3,870    $      (17,784)

    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation, depletion and amortization .........................................           27,963            31,917
        (Gain) loss on interest rate swap ................................................             (520)           (1,567)
        (Gain) loss due to commodity hedge ineffectiveness ...............................             (603)            9,308
        Gain on extinguishment of debt ...................................................          (22,375)               --
        Cumulative effect of a change in accounting method, net of deferred tax ..........            1,736                --

        Asset retirement obligation accretion expense ....................................            1,038                --
        Stock option expense .............................................................               --               102
        Amortization of deferred financing costs and  bond premium .......................            1,536             1,949

        Bad debt expense .................................................................               --               763
        Deferred income taxes ............................................................            2,754            (9,576)


Changes in assets and liabilities:
    Accounts receivable and accrued revenue ..............................................            8,237             8,435
    Accounts payable and other liabilities ...............................................            2,973           (10,186)
    Abandonment costs ....................................................................           (3,542)           (2,505)
    Other ................................................................................           (1,726)            1,631
                                                                                             --------------    --------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ..........................................           21,341            12,487
                                                                                             --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of oil and gas properties ................................................             (953)             (419)
    Additions to properties and facilities ...............................................          (23,010)          (16,607)
    Additions to leasehold, furniture and equipment ......................................             (875)             (147)
    Proceeds on sale of oil and gas properties, net of costs .............................            2,983            49,095
                                                                                             --------------    --------------
NET CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES ................................          (21,855)           31,922
                                                                                             --------------    --------------

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     --------------------------------
                                                                          2003              2002
                                                                     --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings .....................................           80,000            21,000
    Payments of long term debt ...................................               --           (49,000)
    Repurchase of notes ..........................................          (71,700)               --
    Credit facility costs ........................................           (4,787)              (65)
                                                                     --------------    --------------
NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES ........            3,513           (28,065)
                                                                     --------------    --------------

Net increase  in cash and cash equivalents .......................            2,999            16,344
Cash and cash equivalents at beginning of period .................           11,347               603
                                                                     --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $       14,346    $       16,947
                                                                     --------------    --------------


                                                                             Nine Months Ended
                                                                               September 30,
                                                                       --------------------------------
                                                                           2003               2002
                                                                       --------------    --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid (received) during the period:
    Interest .......................................................   $       16,495    $       14,003
    Income tax (refunds) ...........................................   $         (550)   $       (4,972)



      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at September 30, 2003, and the results of operations and changes in cash flows for the periods ended September 30, 2003 and 2002. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Mission Resources Corporation (the "Company" or "Mission") Annual Report on Form 10-K for the year ended December 31, 2002.

         Principles of Consolidation

                  The consolidated financial statements include the accounts of Mission Resources Corporation and its wholly owned subsidiaries. Mission owns a 26.6% interest in the White Shoal Pipeline Corporation that is accounted for using the equity method. Mission's investment of approximately $341,000 at September 30, 2003 is included in the other assets line of the Balance Sheet. The Company has a 10.1% ownership in the East Texas Salt Water Disposal Company that is accounted for using the cost method. The sale of this interest was under negotiation at September 30, 2003, in connection with the sale of several oil and gas properties in the East Texas area; therefore, the Company's investment of $861,000 is reported as a current asset in the September 30, 2003 Balance Sheet in the prepaid expenses and other line.

         Oil and Gas Property Accounting

                  The Company utilizes the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs, and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs will be charged to operations. No such charges to operations were required during the three and nine-month periods ending September 30, 2003 or 2002.

                  Over the past several months, a reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 141 requires registrants to classify the costs of mineral rights associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 141 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify less than $1.0 million out of oil and gas properties and into a separate intangible assets line item. These costs include those to acquire contract based drilling and mineral use rights such as delay rentals, lease bonuses, commissions and brokerage fees, and other leasehold costs. The Company's cash flows and results of operations would not

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

         be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules, as allowed by SFAS No. 142. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements. The Company will continue to classify its oil and gas leasehold costs as tangible oil and gas properties until further guidance is provided.

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

                From time to time, certain other receivables are created and may be significant. At September 30, 2003, the Company has recorded a receivable of approximately $1.2 million from its insurance carrier, representing repair costs incurred as a direct result of hurricane Lili in 2002.

         Deferred Compensation Plan

                     In June 2003, the Company terminated the Mission Deferred Compensation Plan that had been established in late 1997. The Fund Manager made final distributions of all funds held in the plan to the plan participants. Both the current asset and the current liability of approximately $111,000 related to the plan at the termination date were removed from the Balance Sheet.

         Comprehensive Income

                  Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                  September 30,
                                                     ----------------------------    ---------------------------
                                                         2003            2002            2003            2002
                                                     ------------    ------------    ------------   ------------
Net income (loss) ................................   $     (3,803)   $     (2,428)   $      3,870   $    (17,784)
Hedge accounting for derivative instruments,
net of tax .......................................          3,245          (2,739)            399         (5,492)
                                                     ------------    ------------    ------------   ------------
Comprehensive income (loss) ......................   $       (558)   $     (5,167)   $      4,269   $    (23,276)
                                                     ============    ============    ============   ============

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                The accumulated balance of other comprehensive income (loss) related to commodity hedges, net of taxes, is as follows (in thousands):

         Balance at December 31, 2002 ...............   $   (4,195)
         Net losses on hedges .......................      (13,185)
         Reclassification adjustments ...............       13,369
         Tax effect on hedging activity .............          215
                                                        ----------
         Balance at September 30, 2003 ..............   $   (3,796)
                                                        ==========


         Stock-Based Employee Compensation Plans

                 In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123, that provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

                 At September 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under those plans when the exercise price of the option is equal to the market value of the underlying common stock on the date of the grant.

                 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                     --------------------------------    -------------------------------
                                                           2003             2002              2003              2002
                                                     --------------    --------------    --------------   --------------
         Net income (loss) (in thousands)
                        As reported ..............   $       (3,803)   $       (2,428)   $        3,870   $      (17,784)
                        Pro forma ................   $       (3,943)   $       (4,961)   $        2,587   $      (20,387)
         Earnings (loss) per share
                        As reported ..............   $        (0.16)   $        (0.10)   $         0.16   $        (0.75)
                        Pro forma ................   $        (0.17)   $        (0.21)   $         0.11   $        (0.86)
         Diluted earnings (loss) per share
                        As reported ..............   $        (0.16)   $        (0.10)   $         0.16   $        (0.75)
                        Pro forma ................   $        (0.17)   $        (0.21)   $         0.11   $        (0.86)

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

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

         Recently Adopted Pronouncements

                  SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued in May 2003. SFAS No. 150 provides guidance on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. Many of these instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at adoption date. None of the Company's financial instruments were impacted by this statement.

                  SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities Summary was issued in April 2003. This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No. 133. Statement 149 amends Statement 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. Statement 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has applied the pertinent DIG interpretations as they were issued and does not expect SFAS No. 149 will have a material impact on the Company's financial statements.

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

                  SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statements No. 13 and Technical Corrections, was issued in April 2002. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishments of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provision of the statement related to the rescission of SFAS No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions was encouraged. The provisions of the statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. Mission applied the provisions of SFAS No. 145 as they relate to the extinguishment of debt in accounting for the March 28, 2003 senior subordinated note repurchase discussed in Note 3.

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                  In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation were applicable to guarantees issued or modified after December 31, 2002 and had no effect on Mission's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. Mission's disclosures are contained in Note 7.

                  The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of APB No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Significant changes to this interpretation were proposed by FASB in October 2003, including delaying the effective date to the beginning of the first reporting period ending after December 15, 2003. The Company does not currently own an interest in any variable interest entities; therefore, this interpretation is not expected to have a material effect on its financial statements.

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

                  The Company adopted the provisions of SFAS No. 143 with a calculation effective January 1, 2003. The Company's assets are primarily working interests in producing oil and gas properties and related support facilities. The life of these assets is generally determined by the estimation of the quantity of oil or gas reserves available for production and the amount of time such production should require. The cost of retiring such assets, the asset retirement obligation, is typically referred to as abandonment costs. The Company hired independent engineers to provide estimates of current abandonment costs on all its properties, applied valuation techniques appropriate under SFAS No. 143, and recorded a net initial asset retirement obligation of $44.3 million on its Balance Sheet. An asset retirement cost of $14.4 million was simultaneously capitalized in the oil and gas properties section of the Balance Sheet. The adoption of SFAS No. 143 was accounted for as a change in accounting principle. A $2.7 million charge, net of a $935,000 deferred tax, was recorded to income as a cumulative effect of the change in accounting principle.

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


         The following table shows changes in the asset retirement obligation that have occurred in 2003.

                                                                                         Nine Months Ended
        Asset Retirement Obligation                                                      September 30, 2003
                                                                                         ------------------
                                                                                           (in thousands)
        Initial implementation .......................................................   $           44,266
        Liabilities incurred .........................................................                  221
        Liabilities settled ..........................................................               (3,542)
        Accretion expense ............................................................                1,038
                                                                                         ------------------
        Ending balance ...............................................................               41,983
        Less:  current portion .......................................................                2,726
                                                                                         ------------------
        Long-term portion ............................................................   $           39,257
                                                                                         ==================

                Had the provisions of SFAS No. 143 been applied on January 1, 2002, the pro forma asset retirement obligation as of September 30, 2002 would have been $43.7 million. The following table summarizes pro forma net income (loss) and net income (loss) per common share as if the Company had applied the provisions of SFAS No. 143 on January 1, 2002.

                                                     Three Months Ended     Nine Months Ended
                                                     September 30, 2002     September 30,2002
                                                     ------------------    ------------------
         Net income (loss) (in thousands)
                        As reported ..............   $           (2,428)   $          (19,237)
                        Pro forma ................   $           (2,621)   $          (17,977)
         Earnings (loss) per share
                        As reported ..............   $            (0.10)   $            (0.75)
                        Pro forma ................   $            (0.11)   $            (0.82)
         Diluted earnings (loss) per share
                        As reported ..............   $            (0.10)   $            (0.75)
                        Pro forma ................   $            (0.11)   $            (0.82)


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

2.       STOCKHOLDERS' EQUITY

                  Potentially dilutive options and warrants that are not in the money are excluded from the computation of diluted earnings per share ("EPS") because to do so would be antidilutive. In the three and nine-month periods ended September 30, 2003, the potentially dilutive options and warrants

                         MISSION RESOURCES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

         excluded represented 969,500 shares and 1,051,500 shares, respectively. In the three and nine-month periods ended September 30, 2002 the potentially dilutive options and warrants excluded represented 2,910,168 shares.

                  In periods of loss, the effect of potentially dilutive options and warrants that are in the money is excluded from the calculation of diluted EPS. For the three and nine month periods ended September 30, 2002, potential incremental shares of 275,197 and 479,052, respectively were excluded. For the three- month period ended September 30, 2003, potential incremental shares of 1,385,947 were excluded.

                  The following represents a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation
          (amounts in thousands except per share amounts):

                                            For the Three Months Ended              For the Three Months Ended
                                                September 30, 2003                      September 30, 2002
                                      ---------------------------------------  --------------------------------------
                                         Income        Shares      Per Share      Income        Shares      Per Share
                                       (Numerator)  (Denominator)   Amount     (Numerator)   (Denominator)   Amount
                                      ------------  -------------  ----------  -----------   -------------  ---------
         INCOME (LOSS) PER COMMON
         SHARE:
         Income (loss) available to
         common stockholders........  $   (3,803)       23,515    $    (0.16) $      (2,428)      23,586  $   (0.10)
                                                                  ----------                              ---------
         EFFECT OF DILUTIVE
         SECURITIES:
         Options and warrants........         --            --                           --           --
                                      ----------        ------                -------------       ------

         INCOME (LOSS) PER COMMON
         SHARE-DILUTED:
         Income (loss) available to
         common stockholders and
         assumed conversions......... $   (3,803)       23,515    $    (0.16) $      (2,428)      23,586  $   (0.10)
                                      ==========        ======    ==========  =============       ======  =========



                                             For the Nine Months Ended                         For the Nine Months Ended
                                                September 30, 2003                                September 30, 2002
                                      --------------------------------------------   ----------------------------------------------
                                        Income          Shares         Per Share        Income             Shares       Per Share
                                      (Numerator)    (Denominator)      Amount        (Numerator)      (Denominator)      Amount
                                      ------------   --------------   ------------   --------------    --------------   -----------
         INCOME (LOSS) PER COMMON
         SHARE:
         Income (loss) available to
         common stockholders ......   $      3,870           23,508   $       0.16   $      (17,784)           23,586   $     (0.75)
                                                                      ------------                                      -----------
         EFFECT OF DILUTIVE
         SECURITIES:
         Options and warrants .....             --              783                              --                --
                                      ------------   --------------                  --------------    --------------
         INCOME (LOSS) PER COMMON
         SHARE-DILUTED:
         Income (loss) available to
         common stockholders and
         assumed conversions ......   $      3,870           24,291   $       0.16   $      (17,784)           23,586   $     (0.75)
                                      ============   ==============   ============   ==============    ==============   ============

                  In the second quarter of 2003, the number of treasury shares increased to 389,323 because 78,323 shares were taken into treasury in lieu of collecting a note receivable valued at approximately

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         $32,000. Treasury shares are valued at the price at which they are acquired, resulting in approximately $1.9 million being reported as a reduction to Stockholders' Equity as of September 30, 2003.

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

                  In September 1997, the Company adopted a shareholder rights plan to protect its shareholders from coercive or unfair takeover tactics. Under the plan, each outstanding share of the Company's common stock and each share of subsequently issued common stock has attached to it one right. The rights become exercisable if a person or group acquires or announces an intention to acquire beneficial ownership of 15% or more of the outstanding shares of common stock without the prior consent of the Company. When the rights become exercisable, each holder of a right (except those held by the acquiring party) will have the right to receive, upon exercise, a number of shares of the Company's common stock having a market price of two times the exercise price of the right. The Company may redeem the rights for $0.01 per right at any time before they become exercisable without shareholder approval. The rights will expire on September 26, 2007, subject to earlier redemption by the Board of Directors of the Company.

3.       LONG TERM DEBT

         Senior Subordinated Notes

                  In April 1997, the Company issued $100.0 million of 10 7/8% senior subordinated notes due 2007. On May 29, 2001, the Company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively the "Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional Notes is 10.5%. The premium is shown separately on the Balance Sheet. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes are redeemable, in whole or in part, at the option of the Company beginning April 1, 2002 at 105.44%, and decreasing annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control of the Company, as defined in the indenture, each holder of the Notes will have the right to require the Company to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of September 30, 2003, the Company was in compliance with its covenants under the Notes.

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

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Credit Facility

                  The Company was party to a $150.0 million credit facility with a syndicate of lenders. The credit facility was a revolving facility, expiring May 16, 2004, which allowed Mission to borrow, repay and re-borrow under the facility from time to time. The total amount which might be borrowed under the facility was limited by the borrowing base periodically set by the lenders based on Mission's oil and gas reserves and other factors deemed relevant by the lenders. The facility was re-paid in full on March 28, 2003.

                  On March 28, 2003, simultaneously with the acquisition of the Notes, the Company amended and restated its credit facility with new lenders, led by Farallon Energy Lending, LLC. The entire $947,000 of deferred financing costs relating to this facility was charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated secured credit agreement (the "Facility"), the Company borrowed $80.0 million pursuant to term loans (the "Term Loan Facility"), the proceeds of which were used to acquire approximately $97.6 million face amount of Notes, to pay accrued interest on the Notes purchased, and to pay closing costs associated therewith. On June 16, 2003, the Company amended the Facility to add a revolving credit facility of up to $12.5 million (the "Revolver Facility"), including a letter of credit sub-facility (the "Sub-Facility") of up to $3.0 million. The Facility, which includes the Term Loan Facility and the Revolver Facility, is secured by a lien on substantially all of the Company's property and the property of all of the Company's subsidiaries, including a lien on at least 90% of their respective oil and gas properties and a pledge of the capital stock of all the subsidiaries.

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

                  As of September 30, 2003, the Company had no amounts outstanding under the Revolver Facility, but has issued $100,000 of letters of credit under the Sub-Facility. The proceeds of the Revolver Facility are to be used to finance the Company's ongoing working capital and general corporate needs. Subject to the terms and conditions of the Revolver Facility, the lenders under the Revolver Facility have agreed to make advances to the Company, from time to time, prior to the Maturity Date of the Revolver Facility, in an amount equal to the least of the following (in whole multiples of $1,000,000):

         (i)      $12.5 million minus outstanding letters of credit, and

         (ii) the Borrowing Base (as hereinafter defined) minus outstanding letters of credit, and

         (iii) during a Cleanup Period (as hereinafter defined), $3.0 million minus outstanding letters of credit in excess of $1.0 million.

         For the purposes hereof, "Borrowing Base" means an amount equal to 10% of the PV-10 Value (as defined in the Facility) of the Company's proved developed producing reserves minus the sum of the Bank Product Reserves and Agent Reserves (each as defined in the Facility). The Borrowing Base was $16.2 million at September 30, 2003. A "Cleanup Period" shall be either of the following periods if principal amounts under the Term Loan Facility are outstanding:

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         x) the 30-day period immediately following any 90-day period in which the total of advances and letters of credit outstanding under the Revolver Facility exceeded $3.0 million for each day, or

         y) the one-day period immediately following any required payment on any indebtedness subordinate to the Facility.

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

                  The Facility contains covenants that prevent the Company from making or committing to make any capital expenditures, except for capital expenditures in the ordinary course of business which:

          o do not exceed the sum of $35.0 million plus excess free cash (one-half of the amount by which discretionary cash flow for fiscal year 2003 exceeds $35.0 million) for fiscal year 2003; provided that expenditures for exploration during such fiscal year shall not exceed $15.0 million;

          o do not exceed the amount approved by the majority lenders for fiscal year 2004; or

          o are financed out of the net cash proceeds of issuances of capital stock (effected during a 30 day period) in excess of $20.0 million or out of the net cash proceeds of asset sales, with an aggregate limit of $50.0 million during the term of the loans outstanding under the Facility (the "Loans"), (i) of up to $5.0 million during the term of the Loans, and (ii) that are paid for the acquisition of replacement assets either 90 days before or 90 days after the asset sale or recovery event.

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

                  In addition, the Facility requires that the following financial covenants be maintained:

          o minimum consolidated EBITDA, as of the last day of any fiscal quarter, for the period of two fiscal quarters that end on such day, of $17.5 million;

          o maximum leverage ratio as at the last day of any fiscal quarter beginning with the fiscal quarter ending June 30, 2003, of 2.75 to 1; and

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

          o minimum consolidated fixed charge coverage ratio, must be 1.00 to 1.00 at each fiscal quarter's end on a cumulative basis for the first eight fiscal quarters. Thereafter the ratio must be
               1.25 to 1.00 at quarter's end for the total of the four preceding fiscal quarters.

                  Leverage ratio is defined on the last day of any fiscal quarter as the ratio of (a) the principal amount of the Loans plus the principal amount of all indebtedness that is equal to or senior in right of payment to the Loans to (b) consolidated EBITDA for the period of four quarters ending on such day. Consolidated fixed charge coverage ratio for any period, is the ratio of: (a) the consolidated EBITDA during such period plus, for each applicable test period ended on March 31, June 30, September 30, and December 31, of calendar years 2003 and 2004, $12,000,000 to (b) the sum of (i) the Company's capital expenditures during such period plus (ii) the Company's cash income tax expense for such period plus (iii) the Company's cash consolidated interest expense for such period to the extent paid or required to be paid during such period.

                  The Facility contains additional covenants that limit Mission's ability, among other things, to incur additional indebtedness or to create or incur liens; to merge, consolidate, liquidate, wind-up or dissolve; to dispose of property; and to pay dividends on or redeem stock. As of September 30, 2003, the Company was in compliance with the covenants in the Facility.

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

                In October 2002, the Company elected to de-designate all existing hedges and to re-designate them by applying the interpretations from the FASB's Derivative Implementation Group issue G-20 ("DIG G-20"). The Company's previous approach to assessing ineffectiveness required that changes in time value be recorded to income quarterly. By using the DIG G-20 approach, because the Company's collars and swaps meet specific criteria, the time value component is included in OCI and earnings variability is reduced. The hedges are considered perfectly effective. In the quarter and nine-month period ended

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         September 30, 2003, gains of $187,000 and $603,000, respectively, related to these hedges were reported in the interest and other income line of the Statement of Operations. The gains relate to the amortization, from October 15, 2002 for a 15-month period, of both the realized and unrealized gains or losses related to the de-designated hedges. The amount remaining in OCI, or the unrealized loss, related to the de-designated hedges will be completely amortized by December 2003. At September 30, 2003 the remaining amount in OCI was approximately $864,000.

                  The following tables detail all hedges of future production outstanding at September 30, 2003:

         OIL HEDGES

                                                                                        NYMEX           NYMEX
                                                                                        PRICE           PRICE
                                      BBLS                                            FLOOR/SWAP       CEILING
                 PERIOD             PER DAY         TOTAL BBLS         TYPE              AVG.            AVG.
        -----------------------  --------------   --------------   --------------   --------------   --------------
        Fourth Qtr. 2003 .....            3,500          322,000             Swap   $        23.59              n/a
        First Qtr. 2004 ......            2,500          227,500             Swap   $        25.24              n/a
        Second Qtr. 2004 .....            2,500          227,500             Swap   $        24.67              n/a
        Third Qtr. 2004 ......            2,500          230,000             Swap   $        24.30              n/a
        Fourth Qtr. 2004 .....            2,500          230,000             Swap   $        23.97              n/a

         GAS HEDGES

                                                                                                     NYMEX
                                                                                   NYMEX             PRICE
                                  MMBTU           TOTAL                          PRICE FLOOR        CEILING
          PERIOD                 PER DAY          MMBTU              TYPE           AVG.              AVG.
--------------------------   --------------   --------------   --------------   --------------   --------------
Fourth Qtr. 2003 .........           15,000        1,380,000           Collar   $         3.24   $         4.54
First Qtr. 2004 ..........            8,000          728,000           Collar   $         4.13   $         5.39
Second Qtr. 2004 .........            5,000          455,000           Collar   $         3.70   $         4.08
Third Qtr.  2004 .........            5,000          460,000           Collar   $         3.70   $         4.04
Fourth Qtr. 2004 .........            5,000          460,000           Collar   $         3.85   $         4.23
First Qtr. 2005 ..........            1,000           90,000           Collar   $         4.25   $         6.32
Second Qtr. 2005 .........            1,000           91,000           Collar   $         4.25   $         4.92
Third Qtr. 2005 ..........            1,000           92,000           Collar   $         4.25   $         4.72
Fourth Qtr. 2005 .........            1,000           92,000           Collar   $         4.25   $         5.14


                By removing the price volatility from these volumes of oil and natural gas production, the Company has mitigated, but not eliminated, the potential negative effect of declining prices on its operating cash flow. The potential for increased operating cash flow from increasing prices has also been reduced.

                  Excluding the impact of hedges, the Company's realized price for natural gas per MCF has averaged $0.21 less than the NYMEX MMBTU price over the past twelve months. Excluding the impact of hedges, the Company's realized price for oil has averaged $0.68 per barrel less than the NYMEX per barrel price over the past twelve months. Realized prices differ from NYMEX due to factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential excludes the impact of gas sold from the Mist field in Oregon under an annually adjusted fixed price contract. The oil differential excludes the impact of Point Pedernales field production for which the

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Company's selling price was capped at $9.00 per BBL. The Point Pedernales field was sold in March 2003.

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

5.       INCOME TAXES

                   The provision for federal and state income taxes for the three months and nine months ended September 30, 2003 was based upon a 35% effective tax rate. The $5.3 million valuation allowance on deferred taxes applicable at December 31, 2002 has been decreased to $4.9 million at September 30, 2003, due to the decrease in the deferred tax asset relating to state taxes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

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

6.       RELATED PARTY TRANSACTIONS

                  Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana and Texas properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam. J.P. Bryan, a managing director and stockholder of Torch, was a director of Mission until October 2002; therefore, Milam is no longer affiliated with Mission. As of September 30, 2003, Milam owed the Company approximately $108,308 in joint interest billings related to these properties. On October 8, 2003, $50,625 was received and applied against the outstanding balance. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated Balance Sheet. Currently, Milam is paying estimated operating expenses one month in advance. The $57,683 balance remaining after the October 8th payment represents cash calls for capital projects.

7.       GUARANTEES

                  The Company routinely obtains bonds to cover its obligations to plug and abandon oil and gas wells. In instances where the Company purchases or sells oil and gas properties, the parties to the transaction routinely include an agreement as to who will be responsible for plugging and abandoning any wells on the property and restoring the surface. In those cases, the Company will obtain new bonds

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


         or release old bonds regarding its plugging and abandonment exposure based on the terms of the purchase and sale agreement. However, if a party to the purchase and sale agreement defaults on its obligations to obtain a bond or otherwise plug and abandon a well or restore the surface or if that party becomes bankrupt, the landowner, and in some cases the state or federal regulatory authority, may assert that the Company is obligated to plug the well since it is in the "chain of title". The Company has been notified of such claims from landowners and the State of Louisiana and is vigorously asserting its rights under the applicable purchase and sale agreements to avoid this liability. At this time, the Company has accrued a liability for approximately $239,500 for the abandonment and cleanup of the Bayou fer Blanc field that is currently in process and a liability for approximately $379,000, its proposal to settle abandonment issues at the West Lake Ponchartrain field.

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

8.       SUBSEQUENT EVENTS

                  Mission's interests in East Cameron Block 17 were sold for approximately $1.9 million in a transaction that closed on October 9, 2003. All of Mission's oil and gas property interests in East Texas, plus its 10.1% interest in the East Texas Salt Water Disposal Company were sold for approximately $19 million in a transaction that closed on October 30, 2003. In addition, a purchase and sale agreement covering all of Mission's interests in the Raccoon Bend field in Texas was signed on November 7, 2003. Although the sale is subject to certain conditions, the Raccoon Bend divestiture is anticipated to close in mid-December 2003 for proceeds of approximately $5 million. Management of the Company intends to use the proceeds of these sales for the future acquisition of gas properties in the Gulf Coast or South Texas areas. Proved reserves of approximately 35 Bcfe were divested in these three sales.

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

         We deplete the capitalized costs in the full cost pool, plus estimated future expenditures to develop reserves, using the units of production method based upon the ratio of current production to total proved reserves. Depletion is a significant component of our net income. Proportionally, it represented 37% of our total oil and gas revenues in both the nine-month periods ended September 30, 2003 and 2002. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate. Should our reserves increase by 10%, our depletion per barrel equivalent would decrease approximately $0.93, or 9%; however a 10% decrease in reserves will have an 11% impact, increasing depletion per barrel equivalent by approximately $1.14.

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

                          MISSION RESOURCES CORPORATION


         The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes, using a 10% discount rate. To the extent that our capitalized costs (net of depreciation, depletion, amortization, and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the quarter or year-to-date periods ended September 30, 2003 and 2002, respectively.

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

         Oil and gas prices used in the ceiling calculation at September 30, 2003 were $29.11 per barrel and $4.58 per MMBTU. A significant reduction in these prices at a future measurement date could trigger a full cost ceiling impairment. Our hedging program would serve to mitigate some of the impact of any price decline. Each $0.10 decline in gas prices would bring us 14% closer to a ceiling impairment, whereas, each $0.50 decline in oil prices would bring us 16% closer to a ceiling impairment.

DERIVATIVE INSTRUMENTS ACCOUNTING

         All of our commodity derivative instruments represent hedges of the price of future oil and natural gas production. We estimate the fair values of our hedges at the end of each reporting period. The estimated fair values of our commodity derivative instruments are recorded in the consolidated Balance Sheet as assets or liabilities as appropriate. At September 30, 2003, they represented a $5.3 million current liability and a $771,000 long-term liability.

        For effective hedges, we record the change in the fair value of the hedge instruments to other comprehensive income, a component of stockholders' equity, until the hedged oil or natural gas quantities are produced. Any ineffectiveness of our hedges, which could represent either gains or losses, would be reported when calculated as an adjustment of interest and other income.

         Estimating the fair values of commodity hedge derivatives requires complex calculations, including the use of a discounted cash flow technique and our subjective judgment in selecting an appropriate discount rate. In addition, the calculation uses future NYMEX prices, which although posted for trading purposes, are the market consensus of forecast price trends and may differ from the prices in

                          MISSION RESOURCES CORPORATION


place when the hedges actually settle. The results of our fair value calculation cannot be expected to represent exactly the fair value of our commodity hedges. In the past we have chosen to obtain the fair value of commodity derivatives from the counter parties to those contracts. Since the counter parties were market makers, they were able to provide us with a literal market value, or what they would be willing to settle such contracts for as of the given date. We currently use a software product from an outside vendor to calculate the fair value of our hedges. This vendor provides the necessary NYMEX futures prices and the calculated volatility in those prices to us daily. The software is programmed to apply a consistent discounted cash flow technique, using these variables and a discount rate derived from prevailing interest rates. This software is successfully used by several of our peers. Its methods are in compliance with the requirements of SFAS No. 133 and have been reviewed by a national accounting firm.

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

REVENUE RECOGNITION

         Mission records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. We may share ownership with other producers in certain properties. In this case, we use the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the Balance Sheet to account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a liability or a receivable, as appropriate, should be recorded equal to the net value of the imbalance. As of September 30, 2003, we have recorded a net liability of approximately $1.1 million, which is included in the accounts payable and accrued liabilities line of the Balance Sheet, representing approximately 411,527 Mcf at an average price of $2.69 per Mcf, related to imbalances on properties at or nearing depletion. We value gas imbalances using the price at which the imbalance originated, if required by the gas balancing agreement, or we use the current price where there is no gas balancing agreement available. Reserve changes on any fields that have imbalances could change this liability. We do not anticipate the settlement of gas imbalances to adversely impact our financial condition in the future. Settlements are typically negotiated, so the per Mcf price for which imbalances are settled could differ among wells and even among owners in one well.

ASSET RETIREMENT

         We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Previously our estimate of future plugging and abandonment and dismantlement costs was charged to income by being included in the capitalized costs that we depleted using the unit of production method. SFAS No. 143 requires us to record a liability for the fair value of our estimated asset retirement obligation, primarily comprised of our plugging and abandonment liabilities, in the period in which it is incurred. Upon initial implementation, we estimate asset retirement costs for all of our assets as of today, inflation adjust today's costs to the forecast abandonment date, discount that amount back to the date we acquired the asset and record an asset retirement liability in that amount with a corresponding addition to our asset value. Then we must compute all depletion previously taken on future plugging and

                          MISSION RESOURCES CORPORATION


abandonment costs, and reverse that depletion. Finally, we must accrete the liability to present day. Any income effect of this initial implementation is reflected as a change in accounting method on our Statement of Operations. After initial implementation, we will reduce the liability as abandonment costs are incurred. Should actual costs differ from the estimate, the difference will be reflected as an abandonment gain or loss in the Statement of Operations when the abandonment occurs. We have developed a process through which to track and monitor the obligations for each asset following implementation of SFAS No. 143.

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

CASH FLOWS

         Net cash flow provided by operations was $21.3 million for the nine-month period ending September 30, 2003 whereas in the nine-month period ending September 30, 2002 cash flow used in operations was $12.5 million. Higher oil and gas prices in 2003 have contributed to the period-to-period improvement.

         Net cash flow used in investing activities for the nine-month period ending September 30, 2003 was $21.9 million while $31.9 million was provided by investing activities in the nine-month period ending September 30, 2002. We invested $23.0 million in oil and gas properties for the nine-month period ended September 30, 2003 compared to $16.6 million for the same period of 2002. Proceeds from property sales, primarily related to 2002 sales, were $3.0 million for the nine-month period ended September 30, 2003 compared to $49.1 million for the same period of 2002.

         Net cash flow provided by financing activities was $3.5 million in the nine-month period ended September 30, 2003, whereas $28.1 million was used in the same period of 2002. In 2002, our focus was on paying down our credit facility, while in 2003 we repurchased and retired almost $97.6 million of our Notes. See Long Term Debt below for more details.

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

                          MISSION RESOURCES CORPORATION


Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Lower prices and/or lower production may decrease revenues and cash flows, thus reducing the amount of financial resources available to meet our capital requirements.

         Capital expenditures, excluding $875,000 spent on office re-configuration, furniture and software, totaled approximately $24 million for the nine months ended September 30, 2003. Development costs comprised about 67% of the total, exploratory costs about 15% and the remaining costs were for seismic data, prospect data or prospect acquisition costs. Developmental costs have been focused in the Gulf Coast and the Permian Basin, specifically in the Brahaney Unit, Waddell Ranch and TXL fields in the Permian Basin and the West Lake Verret, Backridge and North Leroy fields in South Louisiana. Exploratory costs have been incurred in the Unit Petroleum Bluntzer #1 and the Black Stone No. 1 in Goliad and Hidalgo Counties, Texas, and in the J.P. Coleman in St. Mary Parish, Louisiana. Exploratory costs have also been incurred at the Eugene Island Block 284 D-1 field in the federal waters of the Gulf of Mexico.

LONG TERM DEBT

         SENIOR SUBORDINATED NOTES

          In April 1997, Mission issued $100.0 million of 10 7/8% senior subordinated notes due 2007. On May 29, 2001, we issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively the "Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the Notes so that the effective interest rate on these additional Notes is 10.5%. The premium is shown separately on the balance sheet. Interest on the Notes is payable semi-annually on April 1 and October 1. The Notes may be redeemed, in whole or in part, at our option any time after April 1, 2002 at 105.44%, and decreasing annually to 100.00% on April 1, 2005 and thereafter, plus accrued and unpaid interest. In the event of a change of control, as defined in the indenture, each holder of the Notes will have the right to require us to repurchase all or part of such holder's Notes at an offer price in cash equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase. The Notes contain certain covenants, including limitations on indebtedness, liens, compliance with requirements of existing indebtedness, dividends, repurchases of capital stock and other payment restrictions affecting restricted subsidiaries, issuance and sales of restricted subsidiary stock, dispositions of proceeds of asset sales and restrictions on mergers and consolidations or sales of assets. As of September 30, 2003, we were in compliance with our covenants under the Notes.

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

                         MISSION RESOURCES CORPORATION


         CREDIT FACILITY

         On March 28, 2003, simultaneously with the acquisition of the Notes, the Company amended and restated its credit facility with new lenders, led by Farallon Energy Lending, LLC. The entire $947,000 of deferred financing costs relating to the facility with its previous lenders was charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated secured credit agreement ("the Facility"), the Company borrowed $80.0 million pursuant to term loans (the "Term Loan Facility"), the proceeds of which were used to acquire approximately $97.6 million face amount of Notes, to pay accrued interest on the Notes purchased, and to pay closing costs associated therewith. The Facility provides that an additional $10.0 million could be made available solely for the purpose of acquiring additional Notes. The additional $10.0 million will be advanced at the discretion of the lenders, and we cannot assure you that the lenders will consent to this additional advance. The interest rate on the Term Loan Facility is 12% until February 16, 2004, when it increases to 13% until the maturity date.

         Subject to certain conditions, we have the option to prepay and also may be required to prepay the loans outstanding under the Term Loan Facility (the "Loans"), upon the occurrence of certain payments, including, but not limited to, the issuance of capital stock or indebtedness, asset sales or recovery events, subject to certain limitations. Mission is also required, by not later than February 4, 2004, to prepay the Loans in an amount equal to one-half of the amount by which Mission's discretionary cash flow for fiscal 2003 exceeds $35.0 million, provided that no prepayment need be made in an amount less than $1.0 million. The facility requires Mission to use any divestiture proceeds to acquire oil and gas properties or to make a prepayment on the Loans.

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

         On June 16, 2003, we again amended and restated the Facility to add a revolving credit facility (the "Revolver Facility") of up to $12.5 million, including a letter of credit sub-facility (the "Sub-Facility") of up to $3.0 million. As of September 30, 2003, we had no amounts outstanding under the Revolver Facility, but have issued $100,000 of letters of credit under the Sub-Facility. The proceeds of the Revolver Facility are to be used to finance our ongoing working capital and general corporate needs. The interest rate on amounts outstanding under the Revolver Facility will be equal to the prime rate plus 0.5% per annum, provided that the minimum interest rate will be 4.75% per annum. Outstanding letters of credit under the Sub-Facility will be charged a 3.0% per annum letter of credit fee.

         The Facility, which includes the Term Loan Facility, the Revolver Facility, and the Sub-Facility, is governed by various covenants including, but not limited to, covenants preventing us from making or committing to make certain capital expenditures and requiring that certain financial covenants be maintained. For a more complete discussion of the terms of the Facility, see
Note 3 to the condensed consolidated financial statements. At September 30, 2003, we were in compliance with all of the Facility's covenants.

         The minimum consolidated fixed charge coverage ratio is calculated quarterly. Our ability to meet this requirement in future quarters will primarily be dependent upon the timing and the success of our drilling program. If we fail to meet this requirement, we would attempt to negotiate a more lenient calculation or would request a waiver of the requirement from the lenders.

                          MISSION RESOURCES CORPORATION


CAPITAL STRUCTURE

         We have a highly leveraged capital structure, limiting our financial flexibility. In particular, we must pay approximately $23.6 million of interest annually on the remaining Notes and the Facility combined, which limits the amount of cash provided by operations that is available for exploration and development of oil and gas properties. The Notes also contain various covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends, purchase capital stock and sell assets. Although, our common stock price has rebounded in recent months, we have a limited ability to complete offerings of equity securities.

         At September 30, 2003, we had a working capital deficit of approximately $7.3 million, compared to positive working capital of $0.9 million at December 31, 2002. The addition of a current obligation for asset retirement as a result of the implementation of SFAS No. 143 and the unfavorable impact of increased commodity prices on our hedges' fair value contributed most significantly to this deficit. The hedge liability represents the extent to which actual commodity prices exceed the price caps set by our hedges. Should commodity prices decrease, the liability will decline and the premium over the hedge prices that we will realize on unhedged production will also reduce. Since hedges are settled out of the receipts from the sale of production, we anticipate having adequate cash inflows to settle any hedge payments when they come due while maintaining revenue near the hedge price. We believe the cash flows from operating activities combined with our ability to control the timing of substantially all of our future development and acquisition requirements will provide us with the flexibility and liquidity to meet our future planned capital requirements for the remainder of 2003 and into next year. Our 2003 planned development and acquisition programs are projected to be funded substantially by available cash flow from our 2003 operations and our Revolver Facility is available for short-term borrowings.

         Because of these issues, our management team has reviewed various restructuring alternatives and has retained the investment-banking firm of Petrie Parkman & Co. to assist in this evaluation. The repurchase of approximately $97.6 million of the Notes was the first step in this effort to restructure the Balance Sheet. The addition of the $12.5 million Revolver Facility was a second step. Among the additional alternatives being considered are

         o        a refinancing of the remaining Notes;

         o        a new credit facility;

         o        a merger with or an acquisition by another company;

         o        the sale of certain oil and gas properties;

         o        the acquisition by the Company of another company or assets;

         o        other secured and unsecured debt financings; and

         o the issuance of equity securities or other debt securities for cash or properties or in exchange for the Notes.

Some of these alternatives would require approval of our stockholders, and all of them will require the approval of other parties to the transaction. We cannot assure you that we will be successful in completing any of these possible transactions.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         Mission is required to make future payments under contractual obligations. Mission has also made various commitments in the future should certain events occur or conditions exist. As a result of the repurchase of the Notes and the amendment of our credit facility, our contractual obligations changed significantly on March 28, 2003, but have not changed significantly after June 30, 2003.

                          MISSION RESOURCES CORPORATION


RELATED PARTIES

         Milam Energy, LP ("Milam") is a 51% working interest owner with the Company in several south Louisiana and Texas properties. Torch Energy Advisors Incorporated ("Torch") is a majority owner of Milam. J.P. Bryan, a managing director and stockholder of Torch, was a director of Mission until October 2002; therefore, Milam is no longer affiliated with Mission. As of September 30, 2003, Milam owed the Company approximately $108,308 in joint interest billings related to these properties. On October 8, 2003, $50,625 was received and applied against the outstanding balance. The receivable is reflected on the accounts receivable and accrued revenues line of the consolidated balance sheet. Currently, Milam is paying estimated operating expenses one month in advance. The $57,683 balance remaining after the October 8th payment represents cash calls for capital projects.


RESULTS OF OPERATIONS

       The following table sets forth certain operating information for Mission for the periods presented:

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                           ---------------------------   ---------------------------
                                                              2003           2002            2003           2002
                                                           ------------   ------------   ------------   ------------
Production:
   Oil and condensate (MBbls) ..........................            571            729          1,710          2,623
   Natural gas (MMcf) ..................................          2,350          3,061          6,845         10,225
   Equivalent barrels (MBOE) ...........................            963          1,239          2,851          4,327

Average sales price including the effect of hedges:
   Oil and condensate ($ per Bbl) ......................          25.01          22.78          25.29          21.20
   Natural gas  ($ per Mcf) ............................           4.17           3.02           4.53           2.98

Average sales price excluding the effect of hedges:
   Oil and condensate ($ per Bbl) ......................          28.54          23.86          29.34          21.35
   Natural gas ($ per Mcf) .............................           4.79           3.01           5.44           2.86

Average costs:
   Lease operating expenses ($ per Boe) ................           8.63           7.08           8.97           7.65
   Taxes other than income ($ per Boe) .................           2.19           1.91           2.44           1.64
   General & administrative expense ($ per Boe) ........           2.68           4.05           2.81           2.32
   Depreciation, depletion and amortization
        ($ per Boe)(1) .................................          10.25           7.75           9.65           7.26

(1) Excludes depreciation, depletion and amortization on gas plants, furniture and fixtures and other assets.

                          MISSION RESOURCES CORPORATION


THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME (LOSS)

         Net loss for the three months ended September 30, 2003 was $3.8 million or $0.16 per share. Net loss for the three months ended September 30, 2002 was $2.4 million or $0.10 per share. Although production has declined substantially between the periods as a result of the sale of oil and gas properties in 2002, higher oil and gas prices have mitigated the impact of the production decline.

OIL AND GAS REVENUES

         Oil revenues decreased 14% from $16.6 million for the three months ended September 30, 2002 to $14.3 million for the three months ended September 30, 2003. Oil production decreased 22% from 729 thousand barrels ("MBbls") in the three months ended September 30, 2002 to 571 MBbls in the same period of 2003. The sales of oil and gas properties in the latter half of 2002, and the sale of Pt. Pedernales in March 2003 account for most of the production decrease. Oil prices averaged $25.01 per barrel in the three months ended September 30, 2003, as compared to $22.78 per barrel in the three months ended September 30, 2002.

        Gas revenues increased 7% from $9.2 million reported for the quarter ended September 30, 2002 to $9.8 million for the quarter ended September 30, 2003. Gas production decreased 23% from 3,061 MMcf in the three months ended September 30, 2002 to 2,350 MMcf for the three months ended September 30, 2003. The sales of oil and gas properties in the latter half of 2002 account for most of the production decrease. Gas prices averaged $4.17 per Mcf, or 38% higher, in the three months ended September 30, 2003 as compared to $3.02 per Mcf in the comparable period of 2002.

         The volumes and revenues discussed above include a 23 MMcf reduction in gas balancing liability that may require settlement in cash upon depletion of the properties. This decrease in the liability during the third quarter of 2003 was valued at approximately $128,000 using prices in effect at the origination of the imbalances. The realized prices discussed above include the impact of oil and gas hedges. A decrease of $3.5 million related to hedging activity was reflected in oil and gas revenues for the three months ended September 30, 2003, while a decrease in oil and gas revenues of $767,000 was reflected for the same period of 2002.

INTEREST AND OTHER INCOME (LOSS)

         Interest and other income (loss) was a net gain of $170,000 and $1.7 million for the three-month periods ended September 30, 2003 and 2002, respectively. The gain in 2002 was primarily a $1.7 million gain resulting from the settlement of a royalty calculation dispute with the MMS. In the three months ended September 30, 2003, there was a $187,000 gain from the amortization of OCI related to cancelled hedges. The hedges were cancelled in 2002 and re-designated in order to eliminate the volatility due to hedge ineffectiveness.

LEASE OPERATING EXPENSES

         Lease operating expenses decreased from $8.8 million in the three months ended September 30, 2002 to $8.3 million for the same period of 2002. This decline of approximately 6% is primarily related to sales of oil and gas properties in 2002, partially offset by increases in operating costs in East Texas and the offshore Gulf of Mexico properties. Third quarter savings of approximately $1.7 million are attributable to the 2002 property sales. Increased costs for offshore MMS compliance work and expense workovers caused a periodic increase in lease operating expenses.

                          MISSION RESOURCES CORPORATION


TAXES OTHER THAN INCOME

         Taxes other than income decreased from $2.4 million in the three months ended September 30, 2002 to $2.1 million for the same period of 2003. Production tax is included in this total. Production taxes are generally based upon volumes or revenues. They increase or decrease with changes in volumes and revenue. Decreased volumes as a result of the property sales and increased revenues a result of higher gas prices had offsetting impacts on production taxes. Ad valorem taxes are lower in 2003 than in 2002.

TRANSPORTATION COSTS

         Transportation costs were not significant in either presented period.

ASSET RETIREMENT OBLIGATION ACCRETION EXPENSE

         Asset retirement obligation accretion expense is a new category of expense for 2003 that resulted from the implementation of SFAS No. 143. The liability which we have recorded for our asset retirement obligation represents the estimate of such costs as of today. Each quarter, we must increase that liability to account for the passage of time, resulting in this accretion expense.

DEPRECIATION, DEPLETION AND AMORTIZATION

         Depreciation, depletion and amortization ("DD&A") was $10.0 million for the three months ended September 30, 2003 and $9.7 million for the three months ended September 30, 2002. The DD&A rate has increased from $7.75 per BOE in the third quarter of 2002 to $10.25 per BOE in the third quarter of 2003. A reduction in reserves, primarily due to revisions calculated by reservoir engineers and to a lesser degree due to property sales, caused the increased DD&A rate.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses ("G&A") decreased 48% from $5.0 million in the three months ended September 30, 2002 to $2.6 million for the same period in 2003. The third quarter of 2002 included approximately $2.5 million of severance costs. At September 30, 2002, most of Mission's accounting, operating and marketing functions were performed by employees of Torch. Mission paid Torch a management fee for these outsourced services. By the end of April 2003 all outsourcing contracts with Torch had been terminated and Mission's staff had increased. Comparing the three months ended September 30, 2002 and 2003, Mission's management fees decreased by approximately $672,000 but there was a partially offsetting increase in employee costs.

INTEREST EXPENSE

         Interest expense increased 22% to $6.6 million for the three months ended September 30, 2003 from $5.4 million in the same period of 2002. A $1.8 million gain on the mark-to-market of the interest rate swap caused 2002 interest expense to be significantly lower than usual. If the gain is ignored, the interest expense savings resulting from our recent activities is evident. Interest expense in 2002 included approximately $309,000 of interest paid on borrowings under Mission's previous revolving credit facility. In 2003, there were no borrowings under Mission's current revolving credit facility. Additionally, the March 2003 repurchase of $97.6 million of our 10-7/8% subordinated notes and their replacement with an $80.0 million term loan facility currently bearing interest at 12% has generated interest savings of approximately $95,000 per month.

                          MISSION RESOURCES CORPORATION


INCOME TAXES

         The provision for federal and state income taxes for the three months ended September 30, 2003 was based upon a 35% effective tax rate. The $5.3 million valuation allowance on deferred taxes applicable at December 31, 2002 has been decreased to $4.9 million at September 30, 2003, due to the decrease in the deferred tax asset relating to state taxes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.


NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME (LOSS)

         Net income for the nine months ended September 30, 2003 was $3.9 million or $0.16 per share. Net loss for the nine months ended September 30, 2002 was $17.8 million or $0.75 per share. The $22.4 million gain ($14.5 million net of tax) from the repurchase and retirement of the Notes in March 2003, combined with higher oil and gas prices in 2003, contributed to the increase in net income.

OIL AND GAS REVENUES

         Oil revenues decreased 22% from $55.6 million for the nine months ended September 30, 2002 to $43.2 million for the nine months ended September 30, 2003. Oil production decreased 35% from 2,623 MBbls in the nine months ended September 30, 2002 to 1,710 MBbls in the same period of 2003. The sale of oil and gas properties during the year 2002 accounts for most of the production decrease. Oil prices averaged $25.29 per barrel in the nine months ended September 30, 2003, as compared to $21.20 per barrel in the nine months ended September 30, 2002.

        Gas revenues remained almost flat at $30.5 million for the nine months ended September 30, 2002 compared to $31.0 million for the nine months ended September 30, 2003. Gas production decreased 33% from 10,225 MMcf for the nine months ended September 30, 2002 to 6,845 MMcf for nine months ended September 30, 2003. The sale of oil and gas properties during the year 2002, accounts for most of the production decrease. Gas prices averaged $4.53 per Mcf, or 52% higher, in the nine months ended September 30, 2003 as compared to $2.98 per Mcf in the comparable period of 2002.

         The volumes and revenues discussed above include the provision for a 146 MMcf gas balancing liability that may require settlement in cash upon depletion of the properties. This reserve was valued at approximately $655,000 using prices in effect at the origination of the imbalances. The realized prices discussed above include the impact of oil and gas hedges. A decrease of $13.2 million related to hedging activity was reflected in oil and gas revenues for the nine months ended September 30, 2003, while an increase in oil and gas revenues of $868,000 was reflected for the same period of 2002.

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

                          MISSION RESOURCES CORPORATION


previously deferred subordinated debt financing costs related to the retired Notes were netted against the gain to arrive at the $22.4 million gain ($14.5 million net of tax) on extinguishment of debt.

INTEREST AND OTHER INCOME (LOSS)

         Interest and other income (loss) was a net gain of $892,000 for the nine months ended September 30, 2003 and a loss of $8.0 million for the nine months ended September 30, 2002. A $9.3 million loss on hedge ineffectiveness of derivatives is included as a component of other income in the first nine months of 2002 whereas a gain of $603,000 from the amortization of OCI related to cancelled hedges is recorded for the same period of 2003. The hedges were cancelled in 2002 and re-designated in order to eliminate the volatility due to hedge ineffectiveness. Approximately $404,000 in bad debt expense and note receivable write-offs burdened 2002, with no comparably large write-offs in 2003. Activity for 2003 includes approximately $341,000 of equity in the earnings of White Shoal Pipeline Corporation. Mission owns a 26.6% interest in this corporation, which operates in the Gulf of Mexico.

LEASE OPERATING EXPENSES

         Lease operating expenses decreased from $33.1 million in the nine months ended September 30, 2002 to $25.6 million for the same period of 2003. This decline of approximately 23% is primarily related to 2002 property sales.

TAXES OTHER THAN INCOME

         Taxes other than income decreased from $7.1 million in the nine months ended September 30, 2002 to $7.0 million for the same period of 2003. Ad valorem taxes are included in this total and these property taxes have been increasing as local jurisdictions search for ways to balance their budgets, however, Mission's property taxes have decreased overall due to the sales of properties. Production taxes are included in this total. In many states, production tax is a function of revenue rather than production, so production taxes tend to be higher in times of higher revenues.

TRANSPORTATION COSTS

         Transportation costs were not significant in either period presented.

ASSET RETIREMENT OBLIGATION ACCRETION EXPENSE

         Asset retirement obligation accretion expense is a new category of expense for 2003 that resulted from the implementation of SFAS No. 143. The liability which we have recorded for our asset retirement obligation represents the estimate of such costs as of today. Each quarter, we must increase that liability to account for the passage of time, resulting in this accretion expense.

DEPRECIATION, DEPLETION AND AMORTIZATION

         DD&A was $28.0 million for nine months ended September 30, 2003 and $31.9 million for nine months ended September 30, 2002. Although this represents an overall cost decrease, DD&A per BOE has increased from $7.26 per BOE in the nine-month period of 2002 to $9.65 per BOE in the nine-month period of 2003. A reduction in year end reserves, primarily due to revisions calculated by reservoir engineers and to a lesser degree to property sales, caused the increased DD&A rate in 2003.

                          MISSION RESOURCES CORPORATION


GENERAL AND ADMINISTRATIVE EXPENSES

         G&A totaled approximately $8.0 million in the nine months ended September 30, 2003 and $10.0 million in the nine months ended September 30, 2002. At September 30, 2002, most of Mission's accounting, operating and marketing functions were performed by employees of Torch. Mission paid Torch a management fee for these outsourced services. By the end of April 2003 all outsourcing contracts with Torch had been terminated and Mission's staff had increased; therefore, Mission's management fee costs decreased but a corresponding employee costs increase combined with severance costs related to the reorganization partially offset the management fee savings. The first half of 2003 included increased expenses that will not be required in future quarters as evidenced by the $280,000 decrease in G&A from the second quarter of 2003 to the third quarter of 2003. We incurred additional audit fees related to the first time audit of functions that were previously outsourced. Legal costs were higher as a result of several settled lawsuits and the implementation of the new corporate governance requirements. We also performed an extensive review of our land records in preparation of implementing a new land system.

INTEREST EXPENSE

         Interest expense decreased 22% to $19.0 million for the nine months ended September 30, 2003 from $20.4 million in the same period of 2002. The change in fair value of the interest rate swap was recorded as a reduction to interest expense of $520,000 in the nine months ended September 30, 2003 and as additional interest expense of $1.6 million in the nine months ended September 30, 2002. Also, there were no borrowings outstanding under the revolving credit facility in the first half of 2003, but approximately $993,000 of interest on borrowings under the revolving credit facility was reported for the first half of 2002. Additionally, the March 2003 repurchase of $97.6 million of our 10-7/8% subordinated notes and their replacement with an $80.0 million term loan facility currently bearing interest at 12% has generated interest savings of approximately $95,000 per month beginning in the second quarter of 2003.

INCOME TAXES

        The provision for federal and state income taxes for the nine months ended September 30, 2003 was based upon a 35% effective tax rate. The $5.3 million valuation allowance on deferred taxes applicable at December 31, 2002 has been decreased to $4.9 million at September 30, 2003, due to the decrease in the deferred tax asset relating to state taxes. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Mission will not realize its deferred tax asset related to state income taxes.


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

                          MISSION RESOURCES CORPORATION


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

COMMODITY PRICE RISK

         Mission produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. Mission periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is our preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the price floor and no higher than the price ceiling. As shown on the following tables, we have also entered into some commodity swaps that fix the NYMEX price to be received. During the three months ended September 30, 2003 and 2002, we recognized losses of $3.5 million and $66,073, respectively, related to hedges that were settled. Hedge settlements were a loss of $13.2 million in the nine months ended September 30, 2003, and a gain of $1.6 million in the nine months ended September 30, 2002.

As of November 10, 2003, Mission had the following hedges in place:

OIL HEDGES

                                                                                    NYMEX            NYMEX
                                   BBLS                                             PRICE            PRICE
            PERIOD                PER DAY       TOTAL BBLS           TYPE       FLOOR/SWAP AVG.    CEILING AVG.
--------------------------   --------------   --------------   --------------   ---------------  --------------
Fourth Qtr. 2003 .........            3,500          322,000             Swap   $        23.59              n/a
First Qtr. 2004 ..........            2,500          227,500             Swap   $        25.24              n/a
Second Qtr. 2004 .........            2,500          227,500             Swap   $        24.67              n/a
Third Qtr. 2004 ..........            2,500          230,000             Swap   $        24.30              n/a
Fourth Qtr. 2004 .........            2,500          230,000             Swap   $        23.97              n/a

                          MISSION RESOURCES CORPORATION


GAS HEDGES

                                                                                    NYMEX             NYMEX
                                 MMBTU            TOTAL                          PRICE FLOOR      PRICE CEILING
          PERIOD                PER DAY           MMBTU             TYPE             AVG.             AVG.
--------------------------   --------------   --------------   --------------   --------------   --------------
Fourth Qtr. 2003 .........           15,000        1,380,000           Collar   $         3.24   $         4.54
First Qtr.  2004 .........            8,000          728,000           Collar   $         4.13   $         5.39
Second Qtr. 2004 .........            5,000          455,000           Collar   $         3.70   $         4.08
Third Qtr.  2004 .........            5,000          460,000           Collar   $         3.70   $         4.04
Fourth Qtr. 2004 .........            5,000          460,000           Collar   $         3.85   $         4.23
First Qtr.  2005 .........            1,000           90,000           Collar   $         4.25   $         6.32
Second Qtr. 2005 .........            1,000           91,000           Collar   $         4.25   $         4.92
Third Qtr.  2005 .........            1,000           92,000           Collar   $         4.25   $         4.72
Fourth Qtr. 2005 .........            1,000           92,000           Collar   $         4.25   $         5.14

         These commodity swap agreements expose Mission to counterparty credit risk to the extent the counterparty is unable to meet its monthly settlement commitment to Mission. Mission believes it selects creditworthy counterparties to its hedge transactions. Each of Mission's counterparties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor's or Moody's.


INTEREST RATE RISK

         Effective September 22, 1998, Mission entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Mission receives a fixed interest rate and pays a floating interest rate, subject to a cap, based on the simple average of three foreign LIBOR rates. Mission paid $1.3 million to the counterparty in February 2003 to cancel the swap. A $520,000 gain related to the change in the fair market value of the swap from January 1, 2002 to the date of cancellation was recognized as a reduction in interest expense.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, Mission's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of Mission's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and CFO believe:

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

                          MISSION RESOURCES CORPORATION


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

       There have been no significant changes in Mission's internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, Mission's control over financial reporting.

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

                         None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         None.

ITEM 5.   OTHER INFORMATION

          On November 4, 2003, the Company entered into an employment agreement with Marshall L. Munsell, its Senior Vice President - Land and Land Administration, providing for an initial annual salary of $200,000 and an option to purchase 125,000 shares of Mission common stock. The option has an exercise price of $2.61 per share, a term of 10 years and vests as to one-third of the shares on the grant date and as to one-third of the shares on the first and second anniversary of the grant date. The agreement provides for an initial term of three years with automatic extensions that continually set the term at three years. The agreement also provides for two years of salary continuation in the event of termination without "cause" or for "good reason," and contains confidential information and non-solicitation provisions. In addition, the agreement provides for two years of salary continuance and, if applicable, an additional cash payment to make the executive whole for certain tax liabilities, upon the occurrence of a "change in control" and the termination of Mr. Munsell's employment without cause or for good reason within one year of the "change in control."

          In addition, on November 5, 2003, the Compensation Committee of the Board of Directors awarded Robert L. Cavnar, our Chairman of the Board, President and Chief Executive Officer, 800,000 share appreciation rights. The rights have an initial value of $0.55 for each right granted, have a term of ten years and fully vest only upon the occurrence of a "change of control" or the termination of Mr. Cavnar's employment by the Company without "cause" or by Mr. Cavnar for "good reason." Upon the occurrence of any of the foregoing vesting events, the Company will pay to Mr. Cavnar, for each right, cash in the amount of the difference between the initial value of the right and the then current price of the Company's common stock as determined by the share appreciation rights agreement.

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

         10.3 First Amendment to and Waiver of Second Amended and Restated Credit Agreement, dated as of June 25, 2003, among Mission Resources Corporation, the several banks and other financial institutions or entities from time to time parties to the Amendment, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, and Wells Fargo Foothill, Inc, as administrative agent (filed herewith).

         10.4 Second Amendment, dated October 22, 2003, to the Second Amended and Restated Credit Agreement, dated as of June 5, 2003, by and among Mission Resources Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, Jefferies & Company, Inc., as the syndication agent, and Wells Fargo Foothill, Inc, formerly known as Foothill Capital Corporation, as administrative agent (filed herewith).

         10.5 Employment Agreement effective November 4, 2003 between the Company and Marshall L. Munsell (filed herewith)

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company (filed herewith).

                          MISSION RESOURCES CORPORATION


         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company (filed herewith).

    b.   Reports on Form 8-K

         (i) The Company filed a Current Report on Form 8-K on July 1, 2003 regarding its press release announcing 2003 drilling successes.

         (ii) The Company filed a Current Report on Form 8-K on August 12, 2003 regarding the resignation of Mr. James L. Bowles from the Company's Board of Directors and also to furnish information included in its earnings press release for the quarter ended June 30, 2003.

                          MISSION RESOURCES CORPORATION


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                         MISSION RESOURCES CORPORATION
                                         -----------------------------
                                                 (Registrant)




Date:     November 13, 2003              By:  /s/ Robert L. Cavnar
          -----------------                 -----------------------------------
                                            Robert L. Cavnar
                                            Chairman, President and Chief
                                            Executive Officer



Date:     November 13, 2003              By:  /s/  Richard W. Piacenti
          -----------------                  ----------------------------------
                                             Richard W. Piacenti
                                             Executive Vice President and Chief
                                             Financial Officer

                                 EXHIBIT INDEX


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

         10.3 First Amendment to and Waiver of Second Amended and Restated Credit Agreement, dated as of June 25, 2003, among Mission Resources Corporation, the several banks and other financial institutions or entities from time to time parties to the Amendment, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, and Wells Fargo Foothill, Inc, as administrative agent (filed herewith).

         10.4 Second Amendment, dated October 22, 2003, to the Second Amended and Restated Credit Agreement, dated as of June 5, 2003, by and among Mission Resources Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, Jefferies & Company, Inc., as the syndication agent, and Wells Fargo Foothill, Inc, formerly known as Foothill Capital Corporation, as administrative agent (filed herewith).

         10.5 Employment Agreement effective November 4, 2003 between the Company and Marshall L. Munsell (filed herewith)

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended (filed herewith).

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company (filed herewith).

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company (filed herewith).