Form 10-Q
period 2004-03-31
MISSION RESOURCES CORP
filed 2004-05-10
CIK 319459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)
   [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended March 31, 2004

                                       or

   [ ]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

As of April 30, 2004, 40,581,303 shares of common stock of Mission Resources Corporation were outstanding.

                          MISSION RESOURCES CORPORATION

                                      INDEX

                                                                                                        PAGE #
                                                                                                        ------
PART I.   FINANCIAL INFORMATION....................................................................        1

      ITEM 1.  Financial Statements................................................................        1

                     Consolidated Balance Sheets:
                                 March 31, 2004 (Unaudited) and December 31, 2003..................        1
                     Consolidated Statements of Operations (Unaudited):
                                 Three months ended March 31, 2004 and 2003........................        3
                     Consolidated Statements of Cash Flows (Unaudited):
                                 Three months ended March 31, 2004 and 2003........................        4
                     Notes to Consolidated Financial Statements (Unaudited)........................        6

      ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...........................................       19

      ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..........................       31

      ITEM 4.  Controls and Procedures.............................................................       32

PART II.  OTHER INFORMATION........................................................................       34

      ITEM 1.  Legal Proceedings...................................................................       34

      ITEM 2.  Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....       34

      ITEM 3.  Defaults Upon Senior Securities.....................................................       34

      ITEM 4.  Submission of Matters to a Vote of Security Holders.................................       34

      ITEM 5.  Other Information...................................................................       34

      ITEM 6.  Exhibits and Reports on Form 8-K....................................................       34

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MISSION RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                     ASSETS

                                                                        March 31,     December 31,
                                                                          2004            2003
                                                                      ------------    ------------
                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents ........................................    $      9,576    $      2,234
Cash held for reinvestment .......................................               -          24,877
Accounts receivable ..............................................           5,799           6,327
Accrued revenues .................................................           9,612           8,417
Prepaid expenses and other .......................................           1,665           2,523
                                                                      ------------    ------------
     Total current assets ........................................          26,652          44,378
                                                                      ------------    ------------
PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties (full cost), including unproved properties of $8,509 and $6,123 excluded from amortization as of March 31,
   2004 and December 31, 2003, respectively ......................         842,433         805,900
Asset retirement cost ............................................          11,907          10,987
Accumulated depreciation, depletion and amortization .............        (527,361)       (514,759)
                                                                      ------------    ------------
     Net property, plant and equipment ...........................         326,979         302,128
                                                                      ------------    ------------

Leasehold, furniture and equipment ...............................           4,509           4,405
Accumulated depreciation .........................................          (2,248)         (2,065)
                                                                      ------------    ------------
     Net leasehold, furniture and equipment ......................           2,261           2,340
                                                                      ------------    ------------

OTHER ASSETS .....................................................           4,748           5,404
                                                                      ------------    ------------
                                                                      $    360,640    $    354,250
                                                                      ============    ============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,      December 31,
                                                                     2004             2003
                                                                  ------------    ------------
                                                                  (Unaudited)
CURRENT LIABILITIES:
Accounts payable .............................................    $      9,536    $      8,864
Accrued liabilities ..........................................          12,600           9,131
Interest payable .............................................           7,303           3,425
Commodity derivative liabilities .............................           9,672           8,597
Asset retirement obligation ..................................           1,257           1,160
                                                                  ------------    ------------
     Total current liabilities ...............................          40,368          31,177

LONG-TERM DEBT:
Term loan facility ...........................................          80,000          80,000
Senior subordinated notes due 2007 ...........................          87,426         117,426
Unamortized premium on issuance of senior subordinated
   notes due 2007 ............................................             734           1,070
                                                                  ------------    ------------
     Total long-term debt ....................................         168,160         198,496

LONG-TERM LIABILITIES:
Commodity derivative liabilities, excluding current portion ..           1,500              80
Deferred income taxes ........................................          16,676          17,270
Other liabilities ............................................             130             130
Asset retirement obligation, excluding current portion .......          31,517          32,157
                                                                  ------------    ------------
     Total long-term liabilities .............................          49,823          49,637

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at March 31, 2004 and
     December 31, 2003 .......................................              --              --
Common stock, $0.01 par value, 60,000,000 shares authorized,
     40,269,303 and 28,017,636 shares issued at March 31, 2004
     and December 31, 2003, respectively .....................             407             284
Additional paid-in capital ...................................         200,765         172,532
Retained deficit .............................................         (89,872)        (90,232)
Treasury stock, at cost, 389,000 shares at March 31, 2004
      and December 31, 2003 ..................................          (1,937)         (1,937)
Other comprehensive income (loss), net of taxes ..............          (7,074)         (5,707)
                                                                  ------------    ------------
      Total stockholders' equity .............................         102,289          74,940
                                                                  ------------    ------------
                                                                  $    360,640    $    354,250
                                                                  ============    ============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                   2004            2003
                                                                ------------    ------------
REVENUES:
      Oil and gas revenues .................................    $     28,796    $     25,737
      Gain on extinguishment of debt .......................           1,425          22,375
      Interest and other income (expense) ..................            (810)            535
                                                                ------------    ------------
                                                                      29,411          48,647

COST AND EXPENSES:
      Lease operating expenses .............................           7,106           8,890
      Transportation costs .................................              25              90
      Taxes other than income ..............................           1,694           2,693
      Asset retirement obligation accretion expense ........             271             345
      Depreciation, depletion and amortization .............          10,664           9,022
      General and administrative expenses ..................           2,823           2,572
      Interest expense .....................................           6,262           6,027
                                                                ------------    ------------
                                                                      28,845          29,639
Income  before income taxes and cumulative effect of
      a change in accounting method ........................             566          19,008

Provision for income taxes .................................             206           6,653
                                                                ------------    ------------

Income before cumulative effect of a change in
    accounting method ......................................             360          12,355

Cumulative effect of a change in accounting method,
      net of deferred tax of $935 in 2003 ..................              --          (1,736)
                                                                ------------    ------------

Net income .................................................    $        360    $     10,619
                                                                ============    ============
Income  before cumulative effect of a change in
      accounting method per share ..........................    $       0.01    $       0.52
                                                                ============    ============
Income before cumulative effect of a change in
      accounting method per share-diluted ..................    $       0.01    $       0.52
                                                                ============    ============

Net income per share .......................................    $       0.01    $       0.45
                                                                ============    ============
Net income per share -diluted ..............................    $       0.01    $       0.45
                                                                ============    ============

Weighted average common shares outstanding .................          31,611          23,586
Weighted average common shares outstanding -diluted ........          33,122          23,590

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                         2004           2003
                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net  income .....................................................    $        360    $     10,619
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation, depletion and amortization ...............          11,277           9,431
         Loss (gain) on commodity hedges ........................             423            (208)
         Loss (gain) on interest rate swap ......................              --            (520)
         Gain on extinguishment of debt .........................          (1,425)        (22,375)
         Cumulative effect of a change in accounting method,
             net of deferred tax ................................              --           1,736
         Asset retirement obligation accretion expense ..........             271             345
         Deferred income taxes ..................................             111           6,578
         Other ..................................................             379              --

Change in assets and liabilities:
     Accounts receivable and accrued revenue ....................          (1,062)         (2,367)
     Accounts payable and accrued liabilities ...................           8,063           4,587
     Other ......................................................             296          (2,330)
                                                                     ------------    ------------
     NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES ............          18,693           5,496

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of oil and gas properties ......................         (27,090)           (258)
     Additions to oil and gas properties ........................         (10,717)         (6,275)
     Additions to leasehold, furniture and equipment ............            (104)           (255)
     Proceeds on sale of oil and gas properties, net ............           2,119           3,564
                                                                     ------------    ------------
     NET CASH FLOWS (USED IN) INVESTING ACTIVITIES ..............         (35,792)         (3,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ...................................              --          80,000
     Net proceeds from issuance of common stock .................              --              --
     Repurchase of notes ........................................              --         (71,700)
     Cash held for reinvestment .................................          24,877              --
     Financing costs ............................................            (436)         (3,912)
                                                                     ------------    ------------
     NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES ............          24,441           4,388

Net increase in cash and cash equivalents .......................           7,342           6,660
Cash and cash equivalents at beginning of period ................           2,234          11,347
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $      9,576    $     18,007
                                                                     ============    ============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                    2004           2003
                                                                ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

Cash paid during the period for:

     Interest ..............................................    $      1,770    $      5,534

     Income taxes paid (received) ..........................    $         84    $       (525)

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at March 31, 2004, and the results of operations and changes in cash flows for the periods ended March 31, 2004 and 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Mission Resources Corporation (the "Company" or "Mission") Annual Report on Form 10-K for the year ended December 31, 2003.

      Principles of Consolidation

            The consolidated financial statements include the accounts of Mission Resources Corporation and its wholly owned subsidiaries. Mission owns a 26.6% interest in the White Shoal Pipeline Corporation that is accounted for using the equity method. Mission's investment of approximately $377,000 at March 31, 2004 is included in the other assets line of the Balance Sheet. At March 31, 2004, Mission had not received any distributions from White Shoal Pipeline Corporation.

      Oil and Gas Property Accounting

            The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditure, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three-month periods ending March 31, 2004 or 2003.

      Joint Interest Billings

            Joint interest receivables are recorded at the invoiced amount and typically do not bear interest. The Company reviews collectibility of such receivables monthly. Balances over ninety days past due and exceeding $30,000 are reviewed individually for collectibility. Account balances are charged against earnings when the Company determines potential for recovery is remote. During the quarter ended March 31, 2004, approximately $395,000 of such receivables were charged against earnings. The income reduction is included in the interest and other income line of the Consolidated Statement of Operations. The Company does not have any off-balance sheet credit exposure related to its customers.

            From time to time, certain other receivables are created and may be significant. At March 31, 2004, the Company has recorded a receivable of approximately $2.45 million from its insurance carrier, representing repair costs incurred as a direct result of hurricane Lili in 2002. This amount will be received in May 2004.

                          MISSION RESOURCES CORPORATION

      Royalties Payable

            Included in the accrued liabilities line of the Consolidated Balance Sheet is approximately $2.3 million of royalties which are awaiting completion of an initial title opinion. As soon as the operator of the well completes the title opinion, Mission will be required to make payment. This liability will increase in size as the well produces until the title opinion is completed. Typically, royalties are paid within one to two months after the production is sold.

      Comprehensive Income

            Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  2004        2003
                                                                --------    --------
Net income (loss) ..........................................    $    360    $ 10,619
Hedge accounting for derivative instruments, net of tax ....      (1,367)     (1,888)
                                                                --------    --------
Comprehensive income (loss) ................................    $ (1,007)   $  8,731
                                                                ========    ========

            The accumulated balance of other comprehensive loss related to hedge accounting is as follows (in thousands):

Balance at December 31, 2003 .....................    $ (5,707)
Net losses on cash flow hedges ...................       2,795
Reclassification adjustments .....................      (4,867)
Tax effect on hedging activity ...................         705
                                                      --------
Balance at March 31, 2004 ........................    $ (7,074)
                                                      ========

      Stock-Based Employee Compensation Plans

            At March 31, 2004, the Company has three stock-based employee compensation plans: the 1994 Stock Incentive Plan, the 1996 Stock Incentive Plan and the 2004 Stock Incentive Plan. The 2004 Plan was approved by the Board of Directors on March 4, 2004 and is subject to approval by vote of the Company's stockholders at the May 19, 2004 stockholders' meeting. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting or Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under those plans when the exercise price of the option is equal to the market value of the underlying common stock on the date of the grant.

            The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                          MISSION RESOURCES CORPORATION

                                                    Three Months Ended
                                            -----------------------------------
                                            March 31, 2004(1)    March 31, 2003
                                            -----------------    --------------
Net income (in thousands)
               As reported .............    $             360    $       10,619
               Pro forma ...............    $             360    $       10,582
Earnings per share
               As reported .............    $            0.01    $         0.45
               Pro forma ...............    $            0.01    $         0.45
Diluted earnings per share
               As reported .............    $            0.01    $         0.45
               Pro forma ...............    $            0.01    $         0.45

------------------
(1) No stock options were issued in this quarter.

      Recently Adopted Pronouncements

            At the March 17-18, 2004 FASB Emerging Issues Task Force ("EITF") meeting, the EITF reached a consensus on EITF Issue No. 04-2 "Whether Mineral Rights are Tangible or Intangible Assets," that mineral rights, as defined in the issue are tangible assets. There is an inconsistency between this consensus that mineral rights are tangible assets and the characterization of mineral interests as intangible assets in SFAS No. 141 and SFAS No. 142. A FASB Staff Position ("FSP") was issued on April 30, 2004 to amend SFAS No. 141 and SFAS No. 142 to address that inconsistency. The FSP has no impact on the Company's historical or prospective treatment of mineral rights costs.

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

            SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities was issued in April 2003. This statement amends and clarifies the accounting and reporting for derivative instruments, including embedded derivatives, and for hedging activities under SFAS No.
      133. SFAS No. 149 amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has addressed the pertinent DIG interpretations as they were issued.

            The FASB issued Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of APB No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company does not own an interest in any variable interest entities; therefore, this interpretation does not have a material effect on its financial statements. The provisions of this interpretation will be applied in the future should Mission acquire or establish a variable interest entity.

                          MISSION RESOURCES CORPORATION

      Asset Retirement Obligations

            In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provided accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that the Company record a liability for the fair value of its asset retirement obligation, primarily comprised of its plugging and abandonment liabilities, in the period in which it is incurred if a reasonable estimate of fair value can be made. The liability is accreted at the end of each period through charges to operating expense. The amount of the asset retirement obligation is added to the carrying amount of the asset and this additional carrying amount is depreciated over the life of the asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

            The Company adopted the provisions of SFAS No. 143 with a calculation effective January 1, 2003. The Company's assets are primarily working interests in producing oil and gas properties and related support facilities. The life of these assets is generally determined by the estimation of the quantity of oil or gas reserves available for production and the amount of time such production should require. The cost of retiring such assets, the asset retirement obligation, is typically referred to as abandonment costs. The Company hired independent engineers to provide estimates of current abandonment costs on all its properties, applied valuation techniques appropriate under SFAS No. 143, and recorded a net initial asset retirement obligation of $44.3 million on its Balance Sheet. An asset retirement cost of $14.4 million was simultaneously capitalized in the oil and gas properties section of the Balance Sheet. The adoption of SFAS No. 143 was accounted for as a change in accounting principle. A $2.7 million charge, net of $935,000 in deferred tax, was recorded to income as a cumulative effect of the change in accounting principle.

            The following table shows changes in the asset retirement obligation that have occurred in the first quarter of 2004.

                                            Quarter Ended
      Asset Retirement Obligation           March 31, 2004
----------------------------------------    --------------
                                            (in thousands)
December 31, 2003 balance ..............    $       33,317
Liabilities incurred ...................             1,298
Liabilities settled ....................            (2,112)
Accretion expense ......................               271
                                            --------------
Ending balance .........................            32,774
                                            --------------
Less:  current portion .................             1,257
                                            --------------
Long-term portion ......................    $       31,517
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

                          MISSION RESOURCES CORPORATION

      contingent assets and liabilities, and reserve information. Actual results could differ from those estimates.

2.    STOCKHOLDERS' EQUITY

            On February 25, 2004, the Company acquired $15 million of its 10 7/8% senior subordinated notes due 2007 from Stellar Funding, Ltd. in exchange for 6.25 million shares of the Company's common stock. On March 15, 2004, the Company acquired an additional $15 million of its 10 7/8% senior subordinated notes due 2007 from Harbert Distressed Investment Master Fund, Ltd. in exchange for 6.0 million shares of the Company's common stock.

            The following represents a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation for the three-month periods ended March 31, 2004 and 2003. Additionally, potentially dilutive options and warrants that are not in the money are excluded from the computation of diluted earnings per share. For the three-month periods ended March 31, 2004 and 2003, the potentially dilutive options and warrants excluded represented 1.1 million and 3.2 million shares, respectively.

      SFAS No. 128 reconciliation (amounts in thousands except per share amounts):

                                                      For the Three Months Ended               For the Three Months Ended
                                                            March 31, 2004                           March 31, 2003
                                               ----------------------------------------  --------------------------------------
                                                 Income        Shares       Per Share      Income        Shares       Per Share
                                               (Numerator)  (Denominator)     Amount     (Numerator)   (Denominator)   Amount
                                               -----------  -------------  ------------  ------------  -------------  ---------
INCOME PER COMMON SHARE:
Income available to common stockholders .....  $       360         31,611  $       0.01  $     10,619         23,586  $    0.45
                                                                           ============                               =========

EFFECT OF DILUTIVE SECURITIES:
Options and warrants ........................           --          1,511                          --              4
                                               -----------  -------------                ------------  -------------

INCOME  PER COMMON SHARE-DILUTED:
Income available to common
stockholders and assumed conversions.........  $       360         33,122  $       0.01  $     10,619         23,590  $    0.45
                                               ===========  =============  ============  ============  =============  =========

            As of March 31, 2004 and 2003, respectively, Mission held in treasury 389,000 and 311,000 shares of its common stock that had been acquired at an aggregate price of $1.9 million. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

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

3.    LONG TERM DEBT

            On April 8, 2004, the Company closed several transactions effectively refinancing all of its long term debt. See footnote 7, "Subsequent Events" for details of those transactions. The discussion below addresses the Company's long term debt as it existed on March 31, 2004.

      Senior Subordinated Notes

            In April 1997, the Company issued $100.0 million of 10 7/8% senior subordinated notes due 2007. On May 29, 2001, the Company issued an additional $125.0 million of senior subordinated notes due 2007 with identical terms to the notes issued in April 1997 (collectively the "10 7/8% Notes") at a premium of $1.9 million. The premium is amortized as a reduction of interest expense over the life of the 10 7/8% Notes so that the effective interest rate on the additional 10 7/8% Notes is 10.5%. The premium is shown separately on the Balance Sheet. Interest on the 10 7/8% Notes is payable semi-annually on April 1 and October 1.

            On March 28, 2003, the Company acquired, in a private transaction with various funds affiliated with Farallon Capital Management, LLC, approximately $97.6 million in principal amount of the 10 7/8% Notes for approximately $71.7 million, plus accrued interest. Immediately after the consummation of the transaction, Mission had $127.4 million in principal amount of 10 7/8% Notes outstanding. Including costs of the transaction and the removal of $2.2 million of previously deferred financing costs related to the acquired 10 7/8% Notes, the Company recognized a $22.4 million gain on the extinguishment of the 10 7/8% Notes.

            In December 2003, February 2004 and March 2004, the Company, in three private transactions, acquired $40.0 million aggregate principal amount of the 10 7/8% Notes in exchange for an aggregate of 16.75 million shares of its common stock as summarized below.

                                                                                     Net Gain on
                                                                                    Extiguishment
                                                   Principal          Common         of 10 7/8%
    Date                 Note Holder                 Value            Shares            Notes
-------------    ---------------------------    ---------------    -------------    -------------
December 2003    FTVIPT - Franklin                $10 million       4.50 million    $1.1 million
                 Income Securities
                 Fund and Franklin Custodian
                 Funds - Income Series

February 2004    Stellar Funding, Ltd.            $15 million       6.25 million    $0.5 million

March 2004       Harbert Distressed               $15 million       6.00 million    $0.9 million
                 Investment Master Fund,
                 Ltd.

                          MISSION RESOURCES CORPORATION

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

            On March 28, 2003, simultaneously with the acquisition of $97.6 million in principal amount of the 10 7/8% Notes, the Company amended and restated its credit facility with new lenders, led by Farallon Energy Lending, LLC. The entire $947,000 of deferred financing costs relating to the previously existing facility was charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated secured credit agreement (the "Facility"), the Company borrowed $80.0 million pursuant to term loans (the "Term Loan Facility"), the proceeds of which were used to acquire approximately $97.6 million face amount of 10 7/8% Notes, to pay accrued interest on the 10 7/8% Notes purchased, and to pay closing costs. On June 16, 2003, the Company amended the Facility to add a revolving credit facility of up to $12.5 million (the "Revolver Facility"), including a letter of credit sub-facility (the "Sub-Facility") of up to $3.0 million. The Facility, which includes the Term Loan Facility and the Revolver Facility, was secured by a lien on substantially all of the Company's property and the property of all of the Company's subsidiaries, including a lien on at least 90% of their respective oil and gas properties and a pledge of the capital stock of all the subsidiaries. As of March 31, 2004, the Company had no amounts outstanding under the Revolver Facility, but had issued a $100,000 letter of credit under the Sub-Facility. As of March 31, 2004, the Company was in compliance with the covenants of the Facility.

4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

            The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is the Company's preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the price floor and no higher than the price ceiling. The Company has also entered into some commodity swaps that fix the NYMEX price to be received. Hedging activities decreased revenues by $2.8 million and $6.1 million for the three-month periods ended March 31, 2004 and 2003, respectively.

            The Company's 12-month average realized price, excluding hedges, for natural gas per MCF was $0.10 less than the NYMEX MMBTU price. The Company's 12-month average realized price, excluding hedges, for oil was $0.92 per BBL less than NYMEX. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact the Mist field gas production that is sold at an annually fixed price.

            The Company has elected to designate all hedges by applying the interpretations from the FASB's Derivative Implementation Group issue G-20 ("DIG G-20"). By using the DIG G-20 approach, because the Company's collars and swaps meet specific criteria, the time value

                          MISSION RESOURCES CORPORATION

      component is included in the hedge relationship and is recorded to other comprehensive income ("OCI") rather than to income, which reduces earnings variability.

            Should ineffectiveness occur for reasons other than time, that ineffectiveness is recognized currently and is reported in the interest and other income line of the Consolidated Statement of Operations. The Company has acquired software specifically designed to make the complex calculations required by SFAS No. 133, including calculating ineffectiveness. The Company recognized a loss of approximately $423,000 in the first quarter of 2004 related to ineffectiveness of its cash flow hedges. As the existing hedges settle over the next two years, gains or losses in OCI will be reclassified to earnings. The amount expected to be reclassified over the next twelve months will be a $6.3 million loss.

            The following tables detail the cash flow commodity hedges that were in place at March 31, 2004.

      OIL HEDGES

                                                            NYMEX            NYMEX
                      BBLS                                  PRICE            PRICE
    PERIOD          PER DAY    TOTAL BBLS     TYPE     FLOOR/SWAP AVG.    CEILING AVG.
----------------    -------    ----------    ------    ---------------    ------------
Second Qtr. 2004     2,500      227,500       Swap          $24.67            N/A

Third Qtr. 2004      2,500      230,000       Swap          $24.30            N/A

Fourth Qtr. 2004     2,500      230,000       Swap          $23.97            N/A

First Qtr. 2005      2,000      180,000      Collar         $27.14           $30.19

Second Qtr. 2005     1,500      136,500      Collar         $26.33           $28.79

Third Qtr. 2005      1,500      138,000      Collar         $26.17           $27.90

Fourth Qtr. 2005     1,500      138,000      Collar         $26.00           $27.33

First Qtr. 2006        250       22,500      Collar         $26.46           $30.90

Second Qtr. 2006       250       22,750      Collar         $26.29           $30.75

Third Qtr. 2006        250       23,000      Collar         $26.24           $30.51

Fourth Qtr. 2006       250       23,000      Collar         $26.03           $30.15

      GAS HEDGES

                                                           NYMEX           NYMEX
                     MMBTU                              PRICE FLOOR    PRICE CEILING
    PERIOD          PER DAY    TOTAL MMBTU     TYPE         AVG.            AVG.
----------------    -------    -----------    ------    -----------    -------------
Second Qtr. 2004     14,000     1,274,000     Collar       $4.43           $5.10

Third Qtr.  2004     14,000     1,288,000     Collar       $4.43           $4.99

Fourth Qtr. 2004     14,000     1,288,000     Collar       $4.48           $5.31

First Qtr. 2005       5,000       450,000     Collar       $4.65           $6.93

Second Qtr. 2005      5,000       455,000     Collar       $4.45           $5.39

Third Qtr.  2005      5,000       460,000     Collar       $4.45           $5.35

Fourth Qtr. 2005      5,000       460,000     Collar       $4.45           $5.76

                          MISSION RESOURCES CORPORATION

            The Company may also enter into financial instruments such as interest rate swaps to manage the impact of interest rates. Effective September 22, 1998, the Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Mission received a fixed interest rate and paid a floating interest rate. The Company paid $1.3 million to the counter party in February 2003 to cancel the swap.

5.    INCOME TAXES

            The provision for federal and state income taxes for the three months ended March 31, 2004 was based upon a 36.5% effective tax rate. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the recognition of future taxable income during the periods in which those temporary differences are available. Based upon projections for future state taxable income, management believes it is more likely than not that the Company will not realize its entire deferred tax asset related to state income taxes. In addition, management believes it is more likely than not that the Company will not realize its deferred tax asset related to the impairment of the interest in Carpatsky. Accordingly, a valuation allowance has been recorded in the amount of $5.1 million and $5.3 million for the quarters ending March 31, 2004 and 2003, respectively.

            On December 17, 2003, the Company issued 4.5 million shares of common stock in exchange for the surrender of $10 million of the 10 7/8% Notes. As a result of this transaction, management believes that the Company has experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in the imposition of significant limitations on the future use of the Company's existing net operating loss and tax credit carryforwards in the future. As of March 31, 2004, management believes that the limitations imposed by Section 382 will not result in the Company being unable to fully utilize it's net operating loss and tax credit carryforwards to offset future taxable income and related tax liabilities.

6.    GUARANTEES

            In 1993 and 1996 the Company entered into agreements with surety companies and with Torch Energy Advisors Incorporated ("Torch") and Nuevo Energy Company ("Nuevo") whereby the surety companies agreed to issue such bonds to the Company, Torch and/or Nuevo. However, Torch, Nuevo and the Company agreed to be jointly and severally liable to the surety company for any liabilities arising under any bonds issued to the Company, Torch and/or Nuevo. The amount of bonds presently issued to Torch and Nuevo pursuant to these agreements is approximately $0.4 million and $34.8 million respectively. The Company has notified the sureties that it will not be responsible for any new bonds issued to Torch or Nuevo. However, the sureties are permitted under these agreements to seek reimbursement from the Company, as well and from Torch and Nuevo, if the surety makes any payments under the bonds issued to Torch and Nuevo.

            The Company's subsidiaries, Mission E&P Limited Partnership, Mission Holding LLC and Black Hawk Oil Company were guarantors under the Revolver Facility, the Term Loan Facility and the indenture for the 10 7/8% Notes.

                          MISSION RESOURCES CORPORATION

7.    SUBSEQUENT EVENTS

      Property Acquisitions

            On April 13, 2004, the Company acquired an additional 14% working interest in the Jalmat field in Lea County, New Mexico for $3.6 million cash, before customary adjustments. The additional working interest, which was acquired from 13 separate sellers, includes approximately 4.7 BCF equivalent of proved reserves and approximately 750 Mcf equivalent per day of production. After completion of this transaction Mission owns approximately a 94.5% operated working interest in the Jalmat field.

      Refinancing

            On April 8, 2004, Mission issued new senior notes, redeemed its existing senior subordinated notes, and replaced both the Revolver Facility and the Term Loan Facility. Those transactions and the details of the resulting debt are discussed below.

      9 7/8% Notes

            On April 8, 2004, Mission issued $130 million of its 9 7/8% Notes which are guaranteed on an unsubordinated, unsecured basis by all of its current subsidiaries. Interest on the notes is payable semi-annually, on each April 1 and October 1, commencing on October 1, 2004.

            A portion of the net proceeds from the offering of the 9 7/8% Notes is to be used to redeem, on May 10, 2004, the $87.4 million aggregate principal amount of the 10 7/8% Notes that remain outstanding. On April 8, 2004, the remainder of the net proceeds from the offering of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit facility (as described below) and $25.0 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company's outstanding indebtedness under its prior Facility.

            At any time on or after April 9, 2005 and prior to April 9, 2008, the Company may redeem up to 35% of the aggregate original principal amount of the 9 7/8% Notes, using the net proceeds of equity offerings, at a redemption price equal to 109.875% of the principal amount of the 9 7/8% Notes, plus accrued and unpaid interest. On or after April 9, 2008, the Company may redeem all or a portion of the 9 7/8% Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on April 9 of the years indicated below:

               YEAR                    PERCENTAGE
               ----                    ----------
2008..............................     104.93750%
2009..............................     102.46875%
2010..............................     100.00000%

            If the Company experiences specific kinds of change of control, it may be required to purchase all or part of the 9 7/8% Notes at a price equal to 101% of the principal amount together with accrued and unpaid interest.

                          MISSION RESOURCES CORPORATION

            The 9 7/8 Notes contain covenants that, subject to certain exceptions and qualifications, limit the Company's ability and the ability of certain its subsidiaries to:

            - incur additional indebtedness or issue certain types of preferred stock or redeemable stock;

            -   transfer or sell assets;

            -   enter into sale and leaseback transactions;

            - pay dividends or make other distributions on stock, redeem stock or redeem subordinated debt;

            -   enter into transactions with affiliates;

            -   create liens on its assets;

            -   guarantee other indebtedness;

            -   enter into agreements that restrict dividends from subsidiaries;

            -   make investments;

            -   sell capital stock of subsidiaries; and

            -   merge or consolidate.

            Standard and Poor's and Moody's publish debt ratings for the 9 7/8% Notes. Their ratings consider a number of items including the Company's debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. At April 8, 2004, Mission's Standard & Poor's rating on the 9 7/8% Notes was "CCC" and its Moody's rating was "Caa2." A decline in credit ratings will not create a default or other unfavorable change in the 9 7/8% Notes.

      Senior Secured Revolving Credit Facility

            On April 8, 2004, the Company entered into a new senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, N.A. The facility, which matures on April 8, 2007, is secured by a first priority mortgage and security interest in at least 85% of its oil and gas properties, all of the ownership interests of all of its subsidiaries, and its equipment, accounts receivable, inventory, contract rights, general intangibles and other assets. The facility is also guaranteed by all of the Company's subsidiaries.

            Availability under the facility, which includes a $3 million subfacility for standby letters of credit, is subject to a borrowing base that is determined at the sole discretion of the facility lenders. The initial borrowing base of the facility was $50 million, of which $30 million was available for general corporate purposes and $20 million was available for the acquisition of oil and gas properties approved by the lenders. The borrowing base will be redetermined on each April 1 and October 1, beginning October 1, 2004. Mission and the lenders each have the option to request one unscheduled interim redetermination between scheduled redetermination dates. On April 8, 2004, the Company was advanced $21.5 million under the facility, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $25.0 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company's outstanding indebtedness under its prior Facility.

                          MISSION RESOURCES CORPORATION

            Advances under the facility bear interest, at the Company's option, at either (i) a margin (which varies from 25.0 basis points to 125.0 basis points based upon utilization of the borrowing base) over the base rate, which is the higher of (a) Wells Fargo's prime rate in effect on that day, and (b) the federal funds rate in effect on that day as announced by the Federal Reserve Bank of New York, plus 0.5%; or (ii) a margin (which varies from 175.0 basis points to 275.0 basis points based upon utilization of the borrowing base) over LIBOR. The Company is allowed to prepay any base rate or LIBOR loan without penalty, provided that each prepayment is at least $1 million and multiples of $500,000 in excess thereof, plus accrued and unpaid interest.

            Standby letters of credit may be issued under the letter of credit subfacility. Mission is required to pay, with respect to each issued letter of credit, (i) a per annum letter of credit fee equal to the LIBOR margin then in effect multiplied by the face amount of such letter of credit plus (ii) a fronting fee, which the higher of $500 or 12.5 basis points to the issuer of the letters of credit.

            The facility requires the Company to hedge forward, on a rolling 12-month basis, 50% of proved producing volumes projected to be produced over the following 12 months. The Company is also required to hedge forward, on a rolling 12-month basis, 25% of proved producing production volumes projected to be produced over the succeeding 12-month period. Any time that Mission has borrowings under the facility in excess of 70% of the borrowing base available for general corporate purposes, the agent under the facility may require Mission to hedge a percentage of projected production volumes on terms acceptable to the agent.

            The facility also contains the following restrictions on hedging arrangements and interest rate agreements: (i) the hedge provider must be a lender under the facility or an unsecured counterparty acceptable to the agent under the facility; and (ii) total notional volume must be not more than 75% of scheduled proved producing net production quantities in any period or, with respect to interest rate agreements, notional principal amount must not exceed 75% of outstanding loans, including future reductions in the borrowing base.

            The facility contains the following covenants which are considered important in operating Mission:

            - The Company is required to maintain a current ratio of consolidated current assets (as defined in the facility) to consolidated current liabilities (as defined in the facility) of not less than 1.0 to 1.0;

            - The Company is required to maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) an interest coverage ratio (as defined in the facility) of no less than (i) 2.50 for June 30, 2004 through December 31, 2004, (ii) 2.75 for March 31, 2005 through June 30, 2005, and (iii) 3.0 for September 30, 2005 and thereafter;

            - The Company is required to maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) a leverage ratio (as defined in the facility) of no more than (i) 3.75 for June 30, 2004 through September 30, 2004, and (ii) 3.5 for December 31, 2004 and thereafter; and

            - The Company is required to maintain a tangible net worth (as defined in the facility) of not less than 85% of tangible net worth at March 31, 2004, plus 50% of

                          MISSION RESOURCES CORPORATION

                positive net income after tax distributions, plus 100% of equity offerings after March 31, 2004, excluding any asset impairment charges.

            The facility also includes restrictions with respect to changes in the nature of the Company's business; sale of all or a substantial or material part of its assets; mergers, acquisitions, reorganizations and recapitalizations; liens; guarantees; debt; leases; dividends and other distributions; investments; debt prepayments; sale-leasebacks; capital expenditures; lease expenditures; and transactions with affiliates.

      Second Lien Term Loan

            On April 8, 2004, Mission entered into a new second lien term loan with a syndicate of lenders arranged by Guggenheim Corporate Funding, LLC. The loan, which matures on April 8, 2008, is secured by a second priority security interest in the assets securing the senior secured revolving credit facility. The facility is also guaranteed by all of Mission's subsidiaries. On April 8, 2004, the Company borrowed the $25.0 million under the loan, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $21.5 million that was borrowed under the senior secured revolving credit facility (as described above), was used to completely discharge all of the outstanding indebtedness under the prior Facility.

            The loan accrues interest in each monthly interest period at the rate of 30-day LIBOR plus 525 basis points per annum, payable monthly in cash. The Company may prepay the loan at any time after the date six months and one day after April 8, 2004 in whole or in part in multiples of $1 million at the prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if prepaid during each successive 12-month period beginning on April 9 of each year indicated below:

     YEAR            PREMIUM
     ----            -------
2004                  102%
2005                  101%
2006 to maturity      100%

      provided, however, that no prepayment shall be made prior to the date six months and one day after April 8, 2004.

            The loan contains covenants that are no more restrictive than those contained in the senior secured revolving credit facility.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company for the periods presented:

                                                       Three Months Ended March 31,             Change
                                                       ----------------------------    ------------------------
                                                           2004            2003          Amount       Percent
                                                       ------------    ------------    ----------    ----------
Production:
    Oil and condensate (MBBLs) ....................             401             561          (160)          (29%)
    Natural gas (MMCF) ............................           3,216           2,337           879            38%
    MMCFE .........................................           5,622           5,703           (81)           (1%)

Average sales price including the effect of hedges:
    Oil and condensate (per BBL) ..................    $      27.54    $      24.75          2.79            11%
    Natural gas  (per MCF) ........................    $       5.52    $       5.07          0.45             9%

Average sales price excluding the effect of hedges:
    Oil and condensate (per BBL) ..................    $      34.25    $      30.68          3.57            12%
    Natural gas (per MCF) .........................    $       5.55    $       6.26         (0.71)          (11%)

Average costs per unit of production (per MCFE):
    Lease operating expenses ......................    $       1.26    $       1.56         (0.30)          (19%)
    General and administrative expense ............    $       0.50    $       0.45          0.05            11%
    Depreciation, depletion and amortization ......    $       1.86    $       1.56          0.30            19%

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NET INCOME

      Net income for the three months ended March 31, 2004 was $360,000 or $0.01 per share. Net income for the three months ended March 31, 2003 was $10.6 million or $0.45 per share. The $22.4 million gain ($14.5 million net of tax) from the repurchase of the 10 7/8% Notes was the primary reason for the net income in the first quarter of 2003.

                          MISSION RESOURCES CORPORATION

OIL AND GAS REVENUES

      Oil revenues for the three months ended March 31, 2004 were $11.0 million, as compared to $13.9 million for the respective period in 2003. Oil production decreased 29% from 561,000 barrels in the three-month period ended March 31, 2003 to 401,000 barrels for the same period of 2004. Our sales of oil properties during 2003 account for most of the production decrease. Realized oil prices averaged $27.54 per barrel in the three-month period ended March 31, 2004, as compared to $24.75 per barrel in the three-month period ended March 31, 2003.

      Gas revenues increased 50% from $11.8 million reported for the quarter ended March 31, 2003 to $17.8 million for the quarter ended March 31, 2004. Gas production was up 38% compared to the same quarter of 2003 with 3,216 MMCF and 2,337 MMCF for the three-month periods ended March 31, 2004 and 2003, respectively. The acquisition of the Jalmat field, a New Mexico gas field, in January 2004 combined with the results of successful development drilling at South Marsh Island and in South Louisiana, account for most of the production increase. Realized gas prices averaged $5.52 per MCF, or 9% higher, in the three-month period ended March 31, 2004 as compared to $5.07 per MCF in the comparable period of 2003.

      The realized prices discussed above include the impact of oil and gas hedges. A decrease of $2.8 million related to hedging activity was reflected in oil and gas revenues for the three months ended March 31, 2004, while a decrease in oil and gas revenues of $6.1 million was reflected for the same period of 2003.

EXTINGUISHMENT OF DEBT

      On March 28, 2003, Mission acquired approximately $97.6 million in principal amount of its 10 7/8 Notes for approximately $71.7 million, plus accrued interest. The difference between the principal amount of the 10 7/8 Notes retired and the amount paid to purchase the 10 7/8 Notes is recorded as a gain on the extinguishment of debt. The costs of the transaction and the removal of the amount of previously deferred subordinated debt financing costs related to the retired 10 7/8 Notes were subtracted from the gain resulting in the $22.4 million gain ($14.5 million net of tax) on extinguishment of debt.

      In February and March 2004, an additional $30.0 million in principal amount of the 10 7/8 Notes were retired at a net gain of $1.4 million ($905,000 net of tax) on extinguishment of debt.

INTEREST AND OTHER INCOME (LOSS)

      Interest and other income was a loss of $810,000 for the three months ended March 31, 2004 and was a gain of $535,000 for the three months ended March 31, 2003. Activity for 2003 includes approximately $289,000 of equity in the earnings of White Shoal Pipeline Corporation. Mission owns a 26.6% interest in this corporation, which operates in the Gulf of Mexico. In the first quarter of 2004, bad debt expense of approximately $395,000 related to joint interest receivables was recognized and hedge ineffectiveness was a $423,000 loss.

LEASE OPERATING EXPENSES

      Lease operating expense decreased from $8.9 million in the three months ended March 31, 2003 to $7.1 million for the same period of 2004. This decline of approximately 20% is primarily related to our 2003 sales of high cost properties and the subsequent redeployment of proceeds into lower cost gas properties. Lease operating expenses decreased approximately 19% on a per MCFE basis between the periods to $1.26 per MCFE.

                          MISSION RESOURCES CORPORATION

TAXES OTHER THAN INCOME

      The table below details the components of taxes other than income and their respective changes between the periods (dollars in thousands).

                                  Three Months Ended March 31,             Change
                                  ----------------------------    ------------------------
                                      2004            2003          Amount       Percent
                                  ------------    ------------    ----------    ----------
Production taxes .............    $      1,145    $      1,368    $     (223)          (16%)
Property taxes ...............             442           1,205          (763)          (63%)
Other taxes ..................             107             120           (13)          (11%)
                                  ------------    ------------    ----------
Taxes other than income ......    $      1,694    $      2,693    $     (999)
                                  ============    ============    ==========

      Taxes other than income decreased from $2.7 million in the three months ended March 31, 2003 to $1.7 million for the same period of 2004. Production taxes are included in this total. Production taxes can be a function of revenue or of production, depending upon the state. There is no production tax on offshore federal properties. In 2004, Mission filed for production tax refunds over three years of production from the Porters Creek field in Texas, reducing reported taxes by approximately $220,000 in the first quarter of 2004. In addition, our property taxes are also lower because we sold many Texas properties late in 2003 and replaced them with properties in New Mexico, which has lower property tax rates than Texas.

DEPRECIATION, DEPLETION AND AMORTIZATION

      Depreciation, depletion and amortization ("DD&A") was $10.7 million for the three months ended March 31, 2004 and $9.0 million for the three months ended March 31, 2003. DD&A per MCFE has increased from $1.56 per MCFE in the first quarter of 2003 to $1.87 per MCFE in the first quarter of 2004. The increase in DD&A on a per MCFE basis reflects the impact of decreases in reserves due to property sales in 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses ("G&A") were $2.8 million in the three-month period ended March 31, 2004 and were $2.6 million in the three-month period ended March 31, 2003. The first quarter of 2003 included increased expenses that would not be required in future quarters such as additional audit fees related to the first time audit of functions that were previously outsourced and legal costs related to settled litigation and new corporate governance requirements. We also performed an extensive review of our land records in preparation of implementing a new land system. While those same costs were not incurred in 2004, salaries increased with the insourcing of the operations function in February 2003. As an outsourced function this management fee was reflected as lease operating expense and with the insourcing of the function some positions are now reflected as G&A. Other costs such as insurance premiums, investor relations and public accounting fees have also increased.

                          MISSION RESOURCES CORPORATION

INTEREST EXPENSE

      Interest expense increased 4% to $6.3 million for the three months ended March 31, 2004 from $6.0 million in the year ended March 31, 2003. The following table details the components of interest and their respective changes between the periods (dollars in thousands).

                                            Three Months Ended March 31,             Change
                                            ----------------------------    ------------------------
                                                2004            2003            Amount     Percent
                                            ------------    ------------    ----------    ----------
Interest rate swap (gain) loss              $         --    $       (570)   $      570           100%
Interest on 10 7/8% Notes,
  net of amortized premium                         2,889           5,975        (3,086)          (52%)
Amortization of financing costs                      685             479           206            43%
Interest on credit facility                        2,574              79         2,495          3158%
Other                                                114              64            50            78%
                                            ------------    ------------    ----------
      Reported interest expense             $      6,262    $      6,027    $      235
                                            ============    ============    ==========

      The interest rate swap was cancelled in February 2003 and was not replaced. Throughout 2003 and early 2004, we repurchased approximately $137.6 million in 10 7/8% Notes resulting in a 52% reduction in interest paid. A term loan of $80 million was used to fund a portion of the 10 7/8% Notes repurchases resulting in a $2.5 million increase in credit facility interest paid.

INCOME TAXES

      The provision for federal and state income taxes for the three months ended March 31, 2004 was based upon a 36.5% effective tax rate. The $5.1 million valuation allowance on deferred taxes applicable at December 31, 2003 remains unchanged at March 31, 2004. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

FINANCIAL CONDITION

CAPITAL STRUCTURE

      In 2002, management began evaluating various alternatives to improve Mission's financial position. In 2003 and the first quarter of 2004, the following steps were taken to enhance our financial condition:

      - The March 2003 repurchase of approximately $97.6 million of 10 7/8% Notes financed with a $80.0 million term loan facility.

      - The establishment of a new revolving credit facility in June 2003, making $12.5 million available for short-term borrowings.

      - The issuance of 4.5 million shares of common stock in exchange for $10 million of the 10 7/8% Notes in December 2003.

      - The issuance of 12.25 million shares of common stock in exchange for $30 million of the 10 7/8% Notes in two transactions in February and March 2004.

                          MISSION RESOURCES CORPORATION

      Our outstanding indebtedness totaled $168.2 million at March 31, 2004. The nature of our indebtedness at of March 31, 2004 and 2003 is summarized on the table below (amounts in thousands).

                                                  March 31,
                                            --------------------
                                              2004        2003
                                            --------    --------
Revolving credit facility (1) ..........    $     --    $     --
Term loan facility .....................      80,000      80,000
10 7/8% Notes ..........................      87,426     117,426
Unamortized premium on 107/8% Notes ....         734       1,070
                                            --------    --------
Total debt .............................    $168,160    $198,426
                                            ========    ========

------------------
      (1) The revolving credit facility did not exist at March 31, 2003. The borrowing base was $12.5 million at March 31, 2004.

      At March 31, 2004, our capital structure was highly leveraged, which could have limited our financial flexibility. In particular, we were required to pay approximately $20 million of interest annually on our long term debt, which limited the amount of cash available for exploration and development of oil and gas properties. We took the following steps on April 8, 2004 to further enhance our financial position:

      - The issuance of $130 million of the 9 7/8% Notes, and the simultaneous establishment of a new senior secured revolving credit facility and a new second lien term loan.

      - The redemption of the remaining $87.4 million aggregate principal amount of the 10 7/8% Notes using a portion of the proceeds from the issuance of the 9 7/8% Notes.

      - The repayment in full of the prior Facility using the remaining portion of the proceeds from the issuance of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit Facility and $25 million that was borrowed under the new second lien term loan.

      After the April 8, 2004 transactions, our outstanding debt was reduced to $176.5 million and our estimated annual cash interest payments were reduced to approximately $15.4 million. The nature of our indebtedness as of April 8, 2004 is summarized in the table below (amounts in thousands):

                                                                April 8, 2004
                                                                -------------
9 7/8% Notes...............................................     $     130,000
Second lien term loan facility.............................            25,000
Senior secured revolving credit facility(1)................            21,500
                                                                -------------
Total debt.................................................     $     176,500
                                                                =============

      (1) $28.5 million was available for additional borrowings under this facility.

Further details of these transactions and the resulting obligations may be found at footnote 7, "Subsequent Events" beginning on page 15.

                          MISSION RESOURCES CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

      Mission's principal sources of capital for the last three years have been cash flow from operations, debt sources such as the issuance of bonds or credit facility borrowings, issuances of common stock, and the sale of oil and gas properties. Our primary uses of capital have been the funding of exploration and development projects, property acquisitions and the refinancing of long term debt.

      At March 31, 2004, we had negative working capital of $13.7 million compared to a positive working capital of $13.2 million at December 31 2003. Cash held for reinvestment in oil and gas properties of approximately $24.9 million was included in the December 31, 2003 working capital. When this cash balance, which was used to acquire the Jalmat field in January 2004, is excluded, our working capital at December 31, 2003 would be a negative $11.7 million. The decrease in working capital over the first three months of 2004 can primarily be attributed to changes in our commodity derivative liabilities, cash balances, accrued interest payable and accrued liabilities.

      The size of our current liability related to commodity derivatives has increased as commodity prices increased, contributing to the working capital reduction. The hedge liability represents the amount by which actual commodity prices exceed the price caps on our hedges. Should commodity prices decrease, the liability will decline and the premium over the hedge prices that we will realize on unhedged production will also reduce. Since hedges are settled out of the receipts from the sale of production, we anticipate having adequate cash inflows to settle any hedge payments when they come due while maintaining revenue near the hedge price.

      Our cash balance increased by approximately $7.3 million from December 31, 2003 to March 31, 2004. This increase in our cash balance was partially offset by increases in accrued interest payable and accrued liabilities. Because interest on our 10 7/8% Notes is due on April 1st, our March 31st cash balance is greater than or equal to our upcoming interest payment. Two components of accrued liabilities account for most of the increase in accrued liabilities, royalties payable and accrued capital expenditures. The increase in royalties payable included approximately $2.3 million of royalties that are awaiting completion of an initial title opinion by the operator of the well before Mission will be required to make payment. This payable will increase in size as the well produces each month until paid. The increase in accrued capital expenditures results from increased exploratory and development activities in the first quarter of 2004.

      After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities combined with our ability to control the timing of substantially all of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2004. In addition, our revolving credit facility has $8.5 million available for general corporate purposes, including exploratory and developmental drilling, and $20.0 million available for acquisitions of oil and gas properties as of April 8, 2004.

CASH FLOWS

      Net cash flow provided by operations was $18.7 million for the three month period ending March 2004 and net cash flow provided by operations was $5.5 million for the three month period ending March 31, 2003. The period-to-period increase in cash flow is primarily caused by significantly higher gas prices, reduced operating costs and reductions in cash interest expense.

                          MISSION RESOURCES CORPORATION

      Net cash used in investing activities for the three-month periods ending March 31, 2004 and 2003 was $35.8 million and $3.2 million, respectively. We spent $27.1 million to acquire oil and gas properties in the three-month period ended March 31, 2004, compared to approximately $258,000 for the same period of 2003. We invested $10.7 million in exploration and development of oil and gas properties for the three-month period ended March 31, 2004 compared to $6.3 million for the same period of 2003. Proceeds from property sales were $2.1 million and $3.6 million for the three-month periods ending March 31, 2004 and 2003, respectively.

      Net cash provided by financing activities was $24.4 million and $4.4 million in the first quarters of 2004 and 2003, respectively, however financing activities differed greatly between the periods. This reflects the use of $24.9 million of cash held for reinvestment to acquire the Jalmat field in January 2004.

      A capital budget of $34.0 million was adopted for the year 2004, with approximately 60% for development, 20% for exploration and 20% for seismic, land or corporate assets. The budget did not include an estimate for costs of major acquisitions. Based upon the level of funding needed for development, the level of exploratory spending could be modified to meet the budget in total. This capital budget represents the largest planned use of our available operating cash flow. Should cash flows from operations exceed budgeted levels, we plan to spend 50% of any excess over $34 million on capital projects with the remaining portion to be used to reduce long-term debt. We believe that cash flows from operating activities combined with our ability to control the timing of substantially all of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2004. Our intent is to apply less than our discretionary cash flow to capital projects in 2004; therefore, the budget could be modified throughout the year to the extent that we can control the timing of capital expenditures. Natural gas and oil prices, the timing of our drilling program and drilling results have a significant impact on the cash flows available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Lower prices and/or lower production may decrease revenues and cash flows, thus reducing the amount of financial resources available to meet our capital requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      Mission is required to make future payments under contractual obligations. Mission has also made various commitments in the future should certain events occur or conditions exist. As a result of the Jalmat field acquisition in January 2004 and the debt for equity swaps in February and March 2004, our contractual obligations and commercial commitments changed. Additionally, on April 8, 2004, we substantially refinanced all Mission's existing debt; therefore, the following tables reflect future estimated payments related to Mission's obligations and commitments after the April 8th transactions (amounts in thousands):

   Contractual Cash Obligations:        Total        2004**        2005         2006         2007         2008      Thereafter
-----------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long Term Debt* ...................   $  313,677   $  103,441   $   12,838   $   12,838   $   12,838   $   12,838   $  158,884
Term Loan .........................      109,428       82,076        1,588        1,588        1,588       22,588           --
Operating Leases ..................        2,253          866          709          677            1           --           --
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total Contractual Obligations .....   $  425,358   $  186,383   $   15,135   $   15,103   $   14,427   $   35,426   $  158,884
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

-----------------
* Includes principal of $130 million on the scheduled for repayment in 2011 and bond interest accrued monthly and payable April 1st and October 1st of each year at 9 7/8% .

** Long Term Debt and Term Loan activity includes the redemption of $87.4 million of 10 7/8% Notes scheduled for May 2004 and the repayment of the $80.0 million term loan is April 2004.

                          MISSION RESOURCES CORPORATION

      Commercial  Commitments:          Total        2004          2005         2006         2007         2008      Thereafter
-----------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Credit Facility ...................   $   23,748   $       49   $      733   $      733   $   22,233   $       --   $       --
Other Commercial
      Commitments .................        4,980        4,071          336          262          173          138           --
                                      ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total Commercial
      Commitments .................   $   28,728   $    4,120   $    1,069   $      995   $   22,406   $      138   $       --
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

SUBSEQUENT EVENTS

      On April 13, 2004, we acquired approximately 14% additional working interest in the Jalmat Field in Lea County, New Mexico for $3.6 million cash, before customary adjustments. The additional working interest, which was acquired from 13 separate sellers, includes approximately 4.7 BCF equivalent of proved reserves and approximately 750 Mcf equivalent per day of production. After completion of this transaction,Mission owns an approximately 94.5% operated working interest in the Jalmat field.

      On April 8, 2004, we issued the 9 7/8% Notes, notified our existing 10 7/8% Note holders that such notes will be redeemed on May 10, 2004 and replaced our prior Facility as discussed in footnote 7, "Subsequent Events" on page 15.

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

      We deplete the capitalized costs in the full cost pool, plus estimated future expenditures to develop reserves, on a prospective basis using the units of production method based upon the ratio of current production to total proved reserves. Depreciation, depletion and amortization is a significant component of our net income. Proportionally, it represented 37% and 35% of our total oil and gas revenues in the quarters ended March 31, 2004 and 2003, respectively. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate. If, during 2004, our reserves increase by 10%, our depletion per MCFE would decrease approximately $0.17, or 9%; however, a 10% decrease in reserves would have an 11% impact, increasing depletion per MCFE by approximately $0.20.

                          MISSION RESOURCES CORPORATION

      Both the volume of proved reserves and the estimated future expenditures used for the depletion calculation are obtained from the reserve estimates prepared by independent reserve engineers. These reserve estimates rely upon both the engineers' quantitative and subjective analysis of various data, such as engineering data, production trends and forecasts, estimated future spending and the timing of spending. Finally, estimated production costs and commodity prices are added to the assessment in order to determine whether the estimated reserves have any value. Reserves that cannot be produced and sold at a profit are not included in the estimated total proved reserves; therefore the quantity of reserves can increase or decrease as oil and gas prices change. See "Risk
Factors: Risks Related to Our Business, Industry and Strategy" in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003 for general cautions concerning the reliability of reserve and future net revenue estimates by reserve engineers.

      The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes, using a 10% discount rate. To the extent that our capitalized costs (net of depreciation, depletion, amortization, and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the quarters ended March 31, 2004 and 2003.

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

      Oil and gas prices used in the ceiling calculation at March 31, 2004 were $35.70 per barrel and $5.42 per MMBTU. A significant reduction in these prices at a future measurement date could trigger a full cost ceiling impairment. As an illustration, had oil and gas prices at March 31, 2004 been 10% lower, we would have been 68% closer to a ceiling impairment. Our hedging program would serve to mitigate some of the impact of any price decline. If our hedges were excluded from the ceiling calculation, we would have been 58% closer to a ceiling impairment.

                          MISSION RESOURCES CORPORATION

DERIVATIVE INSTRUMENTS ACCOUNTING

      All of our commodity derivative instruments represent hedges of the price of future oil and natural gas production. We estimate the fair values of our hedges at the end of each reporting period. The estimated fair values of our commodity derivative instruments are recorded in the consolidated Balance Sheet as assets or liabilities as appropriate.

      For effective hedges, we record the change in the fair value of the hedge instruments to other comprehensive income, a component of stockholders' equity, until the hedged oil or natural gas quantities are produced. Any ineffectiveness in our hedges, which could represent either gains or losses, is reported when calculated at the end of each accounting period as part of the interest and other income line of the Statement of Operations

      Estimating the fair values of commodity hedge derivatives requires complex calculations, including the use of a discounted cash flow technique and our subjective judgment in selecting an appropriate discount rate. In addition, the calculation uses future NYMEX prices, which although posted for trading purposes, are merely the market consensus of forecast price trends. The results of our fair value calculation cannot be expected to represent exactly the fair value of our commodity hedges. We currently use a software product from an outside vendor to calculate the fair value of our hedges. This vendor provides the necessary NYMEX futures prices and the calculated volatility in those prices to us daily. The software is programmed to apply a consistent discounted cash flow technique, using these variables and a discount rate derived from prevailing interest rates. This software is successfully used by several of our peers. Its methods are in compliance with the requirements of SFAS No. 133 and have been reviewed by a national accounting firm. In order to minimize the impact on managements' estimates on our ineffectiveness calculation, we began using this same software to calculate any ineffectiveness in our hedge relationships. The software facilitates the complex calculations and uses current prices downloaded to the database, but the results are nevertheless estimates. The most significant estimate used in the ineffectiveness calculation is our estimate of future prices. We use the forward price curves posted for each of our contract prices.

REVENUE RECOGNITION

      Mission records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. We may share ownership with other producers in certain properties. In this case, we use the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the Balance Sheet to account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a liability or a receivable, as appropriate, should be recorded equal to the net value of the imbalance. As of March 31, 2004, the Company had recorded a net liability of approximately $895,000, representing approximately 382,000 MCF at an average price of $2.34 per MCF, related to imbalances on properties at or nearing depletion. The net liability accrued as of March 31, 2003, was $454,000 representing 266,000 MCF at an average price of $1.71 per MCF. We value gas imbalances using the price at which the imbalance originated, if required by the gas balancing agreement, or we use the current price where there is no gas balancing agreement available. Reserve changes on any fields that have imbalances could change this liability. We do not anticipate the settlement of gas imbalances to adversely impact our financial condition in the future. Settlements are typically negotiated, so the per MCF price for which imbalances are settled could differ among wells and even among owners in one well. Exclusive of the liability recorded for properties at or nearing depletion (see discussion above), the Company's unrecorded imbalance, valued at current prices would be a $2.1 million liability.

                          MISSION RESOURCES CORPORATION

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

      After initial implementation, we reduce the liability as abandonment costs are incurred. We will accrete the liability quarterly using the period and effective interest rates determined at implementation. As new wells are drilled or purchased their initial asset retirement cost and liability will be calculated and recorded. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our risk-adjusted rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost; therefore, abandonment costs will almost always approximate the estimate. We have developed a process through which to track and monitor the obligations for each asset following implementation of SFAS No. 143.

      When wells are sold the related liability and asset costs are removed from the Balance Sheet. Any difference between the two remains in the full cost pool. SFAS No. 143 does not specifically address the proper accounting to be applied by a full cost method company when properties are sold. A May 23, 2003 letter to the FASB and the SEC from a group of concerned companies makes inquiries and outlines possible alternatives, including our current treatment. Should a clarification be issued, there is a chance that Mission's treatment will be required to change and the entire $3.5 million credit that is in our full cost pool for 2003 and 2004 activities might be reclassified into income.

      As with previously discussed estimates, the estimation of our initial liability and its subsequent remeasurements is dependent upon many variables. We attempt to limit the impact of management's judgment on these variables by using the input of qualified third parties when possible. We engaged an independent engineering firm to evaluate our properties annually and to provide us with estimates of abandonment costs. We used the remaining estimated useful life from the yearend reserve reports by Netherland, Sewell & Associates, Inc. in estimating when abandonment could be expected for each property. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make the most accurate estimation possible.

INCOME TAXES

      Mission has accumulated substantial income tax deductions that have not yet been used to reduce cash income taxes actually paid with the filing of our income tax returns. These accumulated deductions are commonly referred to as "net operating loss carryforwards" or "NOLs".

      Our NOLs are, subject to a number of restrictions, available to reduce cash taxes that may become owed in future years. In accordance with the accounting for income taxes under SFAS No. 109, we record a deferred tax asset and a reduction of our tax expense for our NOLs. If we estimate that

                          MISSION RESOURCES CORPORATION

some or all of our NOLs are more likely than not going to expire or otherwise not be utilized to reduce future tax, we record a valuation allowance to remove the benefit of those NOLs from our financial statements

      One of the restrictions on the future use of NOLs is contained in Section 382 of the Internal Revenue Code. In general, Section 382 provides that the amount of existing NOLs that may be used to offset future taxable income after the occurrence of an "ownership change" (as defined solely for Section 382 purposes) is limited to an amount that is determined, in part, by the fair market value of the enterprise at the time the ownership change occurred. The fair market value of the enterprise's individual assets and the timing in which the value of those assets are realized are also factors that impact the amount of NOLs available under Section 382 ("382 Limitation").

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

FORWARD-LOOKING STATEMENTS

      This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our estimate of the sufficiency of existing capital sources, our highly leveraged capital structure, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, and the operating hazards attendant to the oil and gas business. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

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

      Our 12-month average realized price, excluding hedges, for natural gas per MCF was $0.10 less than the NYMEX MMBTU price. Our 12-month average realized price, excluding hedges, for oil was $0.92 per BBL less than NYMEX. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact the Mist field gas production that is sold at an annually fixed price.

      By removing the price volatility from hedged volumes of oil and natural gas production, we have mitigated, but not eliminated, the potential negative effect of declining prices on our operating cash flow. The potential for increased operating cash flow due to increasing prices has also been reduced. If all our commodity hedges were to settle at March 31, 2004 prices, our cash flows would decrease by $14.6 million; however the actual settlement of our hedges will increase or decrease cash flows over the period of the hedges at varying prices.

As of May 10, 2004, Mission had the following hedges in place:

      OIL HEDGES

                                                         NYMEX        NYMEX
                                                         PRICE        PRICE
                      BBLS                             FLOOR/SWAP    CEILING
     PERIOD         PER DAY    TOTAL BBLS     TYPE        AVG.         AVG.
----------------    -------    ----------    ------    ----------    -------
Second Qtr. 2004     2,500      227,500       Swap       $24.67        N/A

Third Qtr. 2004      2,500      230,000       Swap       $24.30        N/A

Fourth Qtr. 2004     2,500      230,000       Swap       $23.97        N/A

First Qtr. 2005      2,000      180,000      Collar      $27.14       $30.19

Second Qtr. 2005     1,500      136,500      Collar      $26.33       $28.79

Third Qtr. 2005      1,500      138,000      Collar      $26.17       $27.90

Fourth Qtr. 2005     1,500      138,000      Collar      $26.00       $27.33

First Qtr. 2006        250       22,500      Collar      $26.46       $30.90

Second Qtr. 2006       250       22,750      Collar      $26.29       $30.75

Third Qtr. 2006        250       23,000      Collar      $26.24       $30.51

Fourth Qtr. 2006       250       23,000      Collar      $26.03       $30.15

                          MISSION RESOURCES CORPORATION

      GAS HEDGES

                                                            NYMEX          NYMEX
                     MMBTU                              PRICE FLOOR    PRICE CEILING
     PERIOD         PER DAY    TOTAL MMBTU     TYPE         AVG.            AVG.
----------------    -------    -----------    ------    -----------    -------------
Second Qtr. 2004     14,000     1,274,000     Collar        $4.43          $5.10

Third Qtr. 2004      19,000     1,748,000     Collar        $4.71          $5.65

Fourth Qtr. 2004     16,500     1,518,000     Collar        $4.64          $5.73

First Qtr. 2005      11,000       990,000     Collar        $4.83          $8.52

Second Qtr. 2005      6,000       546,000     Collar        $4.54          $5.49

Third Qtr. 2005       6,000       552,000     Collar        $4.54          $5.45

Fourth Qtr. 2005      6,000       552,000     Collar        $4.54          $5.87

      These commodity derivative agreements expose Mission to counter party credit risk to the extent the counter party is unable to met its monthly settlement commitment to Mission. Mission believes it selects creditworthy counter parties to its hedge transactions. Each of Mission's counter parties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor's or Moody's.

INTEREST RATE RISK

      Effective September 22, 1998, Mission entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Mission receives a fixed interest rate and pays a floating interest rate, subject to a cap, based on the simple average of three foreign LIBOR rates. Mission paid $1.3 million to the counter party in February 2003 to cancel the swap. A $520,000 gain related to the change in the fair market value of the swap from January 1, 2002 to the date of cancellation was recognized as a reduction in interest expense during the quarter ended March 31, 2003.

      Our new senior secured revolving credit facility has floating interest rates and as such exposes us to interest rate risk. If interest rates were to increase 10% over their April 8, 2004 levels, our annualized interest expense would increase $260,000 or 1.7%. We have considered, but have not yet entered into, any derivative transactions designed to mitigate interest rate risk.

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

                          MISSION RESOURCES CORPORATION

CHANGES IN INTERNAL CONTROLS

      There have been no significant changes in Mission's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Mission's control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      On February 25, 2004, the Company acquired $15 million of the 10 7/8% Notes from Stellar Funding, Ltd. in exchange for 6.25 million shares of the Mission common stock. On March 15, 2004, the Company acquired an additional $15 million of the 10 7/8% Notes from Harbert Distressed Investment Master Fund, Ltd. in exchange for 6 million shares of the Company's common stock. The shares of common stock issued in the transactions were exempt from registration pursuant to Section 3(a) (9) of the Securities Act of 1933, as amended, as they were exchanged with our existing security holders exclusively and no commission or remuneration was paid or given directly or indirectly for the exchange.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits.

                        The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                     4.1 Amendment to Rights Agreement dated as of February 25, 2004, by and between Mission Resources Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 26, 2004).

                     4.2 Amendment to Rights Agreement dated as of March 15, 2004, by and between Mission Resources Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 15, 2004).

                     4.3 Registration Rights Agreement dated February 25, 2004, by and among Mission Resources Corporation and Stellar Funding Ltd. (incorporated

                          MISSION RESOURCES CORPORATION

                            by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 26,
                            2004).

                     4.4 Registration Rights Agreement dated March 15, 2004, by and among Mission Resources Corporation and Harbert Distressed Investment Master Fund, Ltd.(incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 15, 2004).

                     10.1 Purchase and Sale Agreement, dated as of February 25, 2004, by and between Mission Resources Corporation and Stellar Funding Ltd. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 26,
                            2004).

                     10.2 Purchase and Sale Agreement, dated as of March 15, 2004, by and between Mission Resources Corporation and Harbert Distressed Investment Master Fund, Ltd. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 15, 2004).

                     31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

                     31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

                     32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.

                     32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

                     --------------
                     *Filed herewith.

                     b.     Reports on Form 8-K.

                     (i) The Company filed a Current Report on Form 8-K on January 15, 2004 regarding an agreement to acquire an interest in the Jalmat field.

                     (ii) The Company filed a Current report on Form 8-K on February 3, 2004 regarding the closing of the acquisition of an interest in the Jalmat field.

                     (iii) The Company filed a Current Report on Form 8-K on February 11, 2004 regarding its fourth quarter and yearend 2003 results and quarterly conference call.

                     (iv) The Company filed a Current Report on Form 8-K on February 26, 2004, regarding fourth quarter and yearend 2003 results.

                          MISSION RESOURCES CORPORATION

                     (v) The Company filed a Current Report on Form 8-K on February 26, 2004 regarding an equity for debt swap with Stellar Funding Ltd..

                     (vi) The Company filed a Current Report on Form 8-K on March 16, 2004 regarding an equity for debt swap with Harbert Distressed Master Fund, Ltd.

                     (vii) The Company filed a Current Report on Form 8-K on March 16, 2004 regarding a prospective private placement of senior notes.

                     (viii) The Company filed a Current Report on Form 8-K on
                            March 30, 2004 regarding commitment letters for a new senior secured revolving credit facility and a new second lien term loan.

                          MISSION RESOURCES CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MISSION RESOURCES CORPORATION
                                       -----------------------------------------
                                                 (Registrant)

Date: May 10, 2004                     By: /s/  Robert L. Cavnar
                                           -------------------------------------
                                           Robert L. Cavnar
                                           Chairman and Chief Executive Officer

Date: May 10, 2004                     By: /s/  Richard W. Piacenti
                                           -------------------------------------
                                           Richard W. Piacenti
                                           Executive Vice President and Chief
                                           Financial Officer

                                 EXHIBIT INDEX

 Exhibits.

   The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

4.1 Amendment to Rights Agreement dated as of February 25, 2004, by and between Mission Resources Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 26, 2004).

4.2 Amendment to Rights Agreement dated as of March 15, 2004, by and between Mission Resources Corporation and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 15, 2004).

4.3 Registration Rights Agreement dated February 25, 2004, by and among Mission Resources Corporation and Stellar Funding Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 26, 2004).

4.4 Registration Rights Agreement dated March 15, 2004, by and among Mission Resources Corporation and Harbert Distressed Investment Master Fund, Ltd.(incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 15, 2004).

10.1 Purchase and Sale Agreement, dated as of February 25, 2004, by and between Mission Resources Corporation and Stellar Funding Ltd. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on February 26, 2004).

10.2 Purchase and Sale Agreement, dated as of March 15, 2004, by and between Mission Resources Corporation and Harbert Distressed Investment Master Fund, Ltd. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March 15, 2004).

31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule
      15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule
      15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.

32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

---------------------
* Filed herewith.