Form 10-Q
period 2004-06-30
MISSION RESOURCES CORP
filed 2004-08-10
CIK 319459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

   [X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                   Exchange Act of 1934
                       For the quarterly period ended June 30, 2004

                                            or

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

As of July 28, 2004, 40,736,304 shares of common stock of Mission Resources Corporation were outstanding.

                          MISSION RESOURCES CORPORATION

                                      INDEX

                                                                                                              PAGE #
                                                                                                              ------
PART I. FINANCIAL INFORMATION............................................................................        1

   ITEM 1. Financial Statements..........................................................................        1

           Consolidated Balance Sheets:
                June 30, 2004 (Unaudited) and December 31, 2003..........................................        1
           Consolidated Statements of Operations (Unaudited):
                Three months and six months ended June 30, 2004 and 2003.................................        3
           Consolidated Statements of Cash Flows (Unaudited):
                Six months ended June 30, 2004 and 2003..................................................        4
           Notes to Consolidated Financial Statements (Unaudited)........................................        6

   ITEM 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................................       24

   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk....................................       40

   ITEM 4. Controls and Procedures.......................................................................       41

PART II. OTHER INFORMATION...............................................................................       43

   ITEM 1. Legal Proceedings.............................................................................       43

   ITEM 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities...............       43

   ITEM 3. Defaults Upon Senior Securities...............................................................       43

   ITEM 4. Submission of Matters to a Vote of Security Holders...........................................       43

   ITEM 5. Other Information.............................................................................       43

   ITEM 6. Exhibits and Reports on Form 8-K..............................................................       44

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          MISSION RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                             (Amounts in thousands)

                                                                                 June 30,       December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
                                                                               (Unaudited)
                                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents .................................................    $      5,486     $      2,234
Cash held for reinvestment ................................................             ---           24,877
Accounts receivable .......................................................           3,915            6,327
Accrued revenues ..........................................................          13,642            8,417
Current deferred taxes ....................................................           4,460            3,076
Prepaid expenses and other ................................................           4,060            2,523
                                                                               ------------     ------------
    Total current assets ..................................................          31,563           47,454
                                                                               ------------     ------------

PROPERTY AND EQUIPMENT, AT COST:
Oil and gas properties (full cost), including unproved properties of
   $7,220 and $6,123 excluded from amortization as of June 30,
   2004 and December 31, 2003, respectively ...............................         857,296          805,900
Asset retirement cost .....................................................          12,480           10,987
Accumulated depreciation, depletion and amortization ......................        (545,204)        (514,759)
                                                                               ------------     ------------
    Net property, plant and equipment .....................................         324,572          302,128
                                                                               ------------     ------------

Leasehold, furniture and equipment ........................................           4,709            4,405
Accumulated depreciation ..................................................          (2,441)          (2,065)
                                                                               ------------     ------------
    Net leasehold, furniture and equipment ................................           2,268            2,340
                                                                               ------------     ------------

OTHER ASSETS ..............................................................           8,994            5,404
                                                                               ------------     ------------
                                                                               $    367,397     $    357,326
                                                                               ============     ============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except share information)

                                                                                 June 30,       December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
                                                                               (Unaudited)
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ..........................................................    $     10,127     $      8,864
Accrued liabilities .......................................................          17,291            9,131
Interest payable ..........................................................           3,382            3,425
Commodity derivative liabilities ..........................................          13,096            8,597
Asset retirement obligation ...............................................           1,585            1,160
                                                                               ------------     ------------
    Total current liabilities .............................................          45,481           31,177

LONG-TERM DEBT:
Term loan facility ........................................................          25,000           80,000
Revolving credit facility .................................................          14,500              ---
Senior 9 7/8% notes due 2011 ..............................................         130,000              ---
Senior subordinated 10 7/8% notes due 2007 ................................             ---          117,426
Unamortized premium on issuance of senior subordinated 10 7/8
    notes due 2007 ........................................................             ---            1,070
                                                                               ------------     ------------
    Total long-term debt ..................................................         169,500          198,496

LONG-TERM LIABILITIES:
Commodity derivative liabilities, excluding current portion ...............           3,308               80
Deferred income taxes .....................................................          18,684           20,346
Other liabilities .........................................................             ---              130
Asset retirement obligation, excluding current portion ....................          31,381           32,157
                                                                               ------------     ------------
    Total long-term liabilities ...........................................          53,373           52,713

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at June 30, 2004 and
    December 31, 2003 .....................................................             ---              ---
Common stock, $0.01 par value, 60,000,000 shares authorized,
    40,701,304 and 28,017,636 shares issued at June 30, 2004
    and December 31, 2003, respectively ...................................             411              284
Additional paid-in capital ................................................         201,929          172,532
Retained deficit ..........................................................         (90,978)         (90,232)
Treasury stock, at cost, 389,000 shares at June 30, 2004
    and December 31, 2003 .................................................          (1,937)          (1,937)
Other comprehensive income (loss), net of taxes ...........................         (10,382)          (5,707)
                                                                               ------------     ------------
      Total stockholders' equity ..........................................          99,043           74,940
                                                                               ------------     ------------

                                                                               $    367,397     $    357,326
                                                                               ============     ============

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

              (Amounts in thousands, except per share information)

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30                     June 30
                                                                    ------------------------    ------------------------
                                                                       2004          2003          2004          2003
                                                                    ----------    ----------    ----------    ----------
REVENUES:
   Oil and gas revenues .........................................   $   31,635    $   24,438    $   60,431    $   50,175
   Gain (loss) on extinguishments of debt .......................       (4,081)          ---        (2,656)       22,375
   Interest and other income (expense) ..........................         (379)          187        (1,189)          722
                                                                    ----------    ----------    ----------    ----------
                                                                        27,175        24,625        56,586        73,272
                                                                    ----------    ----------    ----------    ----------

COST AND EXPENSES:
   Lease operating expenses .....................................        6,100         8,364        13,206        17,254
   Transportation costs .........................................           63           102            88           192
   Taxes other than income ......................................        2,483         2,152         4,177         4,845
   Asset retirement obligation accretion expense ................          271           343           542           688
   Depreciation, depletion and amortization .....................       11,600         8,904        22,264        17,926
   General and administrative expenses ..........................        2,956         2,860         5,779         5,432
   Interest expense .............................................        5,445         6,432        11,707        12,459
                                                                    ----------    ----------    ----------    ----------
                                                                        28,918        29,157        57,763        58,796
                                                                    ----------    ----------    ----------    ----------
Income (loss) before income taxes and cumulative effect
   of a change in accounting method .............................       (1,743)       (4,532)       (1,177)       14,476
Provision (benefit) for income taxes ............................         (637)       (1,586)         (431)        5,067
                                                                    ----------    ----------    ----------    ----------

Income (loss) before income taxes and cumulative effect
   of a change in accounting method .............................       (1,106)       (2,946)         (746)        9,409
Cumulative effect of a change in accounting method,
   net of deferred tax of $935 in 2003 ..........................          ---           ---           ---        (1,736)
                                                                    ----------    ----------    ----------    ----------

Net income (loss) ...............................................   $   (1,106)   $   (2,946)   $     (746)   $    7,673
                                                                    ==========    ==========    ==========    ==========

Income (loss) before cumulative effect of a change in
   accounting method per share ..................................   $    (0.03)   $    (0.13)   $    (0.02)   $     0.40
                                                                    ==========    ==========    ==========    ==========
Income (loss) before cumulative effect of a change in
   accounting method per share-diluted ..........................   $    (0.03)   $    (0.13)   $    (0.02)   $     0.40
                                                                    ==========    ==========    ==========    ==========

Net income (loss) per share .....................................   $    (0.03)   $    (0.13)   $    (0.02)   $     0.33
                                                                    ==========    ==========    ==========    ==========
Net income (loss) per share-diluted .............................   $    (0.03)   $    (0.13)   $    (0.02)   $     0.33
                                                                    ==========    ==========    ==========    ==========

Weighted average common shares outstanding ......................       40,591        23,508        36,101        23,508
                                                                    ==========    ==========    ==========    ==========

Weighted average common shares outstanding-diluted ..............       40,591        23,508        36,101        23,594
                                                                    ==========    ==========    ==========    ==========

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                                 Six Months Ended June 30,
                                                                               -----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .........................................................    $       (746)    $      7,673
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Depreciation, depletion and amortization ..........................          22,264           17,926
        (Gain) loss on commodity hedges ...................................             565             (416)
        (Gain) loss on interest rate swap .................................             ---             (520)
        (Gain) loss on extinguishment of debt .............................           2,656          (22,375)
        Cumulative effect of a change in accounting method,
          net of deferred tax .............................................             ---            1,736
        Asset retirement obligation accretion expense .....................             542              688
        Amortization of deferred financing costs and bond
          premium .........................................................             936              916
        Deferred income taxes .............................................            (575)           4,992
        Other .............................................................             368              ---

Change in assets and liabilities:
    Accounts receivable and accrued revenue ...............................          (3,212)           2,545
    Accounts payable and accrued liabilities ..............................           9,413            2,685
    Abandonment costs .....................................................          (1,250)          (2,984)
    Other .................................................................          (1,509)          (2,754)
                                                                               ------------     ------------
    NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES .......................          29,452           10,112

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of oil and gas properties .................................         (30,344)            (453)
    Additions to oil and gas properties ...................................         (22,365)         (14,858)
    Additions to leasehold, furniture and equipment .......................            (304)            (783)
    Proceeds on sale of oil and gas properties, net .......................           8,556            3,170
    Distribution from equity partner ......................................             178              ---
                                                                               ------------     ------------
    NET CASH FLOWS USED IN INVESTING ACTIVITIES ...........................         (44,279)         (12,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings ..............................................         181,500           80,000
    Repayment of senior subordinate notes & credit facilities .............        (181,011)         (71,700)
    Stock issuance costs, net of proceeds .................................             (51)             ---
    Cash held for reinvestment ............................................          24,877              ---
    Financing costs .......................................................          (7,236)          (4,420)
                                                                               ------------     ------------
    NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .......................          18,079            3,880

Net increase in cash and cash equivalents .................................           3,252            1,068
Cash and cash equivalents at beginning of period ..........................           2,234           11,347
                                                                               ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $      5,486     $     12,415
                                                                               ============     ============

     See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION

                                   (UNAUDITED)

                             (Amounts in thousands)

                                                                                 Six Months Ended June 30,
                                                                               -----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

    Interest ..............................................................    $     10,638     $     14,024

    Income taxes paid (received) ..........................................    $        247     $       (581)

      See accompanying notes to condensed consolidated financial statements

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company's financial position at June 30, 2004, and the results of operations and changes in cash flows for the periods ended June 30, 2004 and 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Mission Resources Corporation (the "Company" or "Mission") Annual Report on Form 10-K for the year ended December 31, 2003.

      Principles of Consolidation

            The consolidated financial statements include the accounts of Mission Resources Corporation and its wholly owned subsidiaries. Mission owns a 26.6% interest in the White Shoal Pipeline Corporation that is accounted for using the equity method. Mission's investment of approximately $214,000 at June 30, 2004 is included in the other assets line of the Consolidated Balance Sheet. Mission received a $178,000 distribution from White Shoal Pipeline Corporation in the second quarter of 2004.

      Oil and Gas Property Accounting

            The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditure, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three and six month periods ending June 30, 2004 or 2003.

            From time to time, certain other receivables are created and may be significant. Since Hurricane Lili damaged some of the Company's properties in late 2002, we accrued a receivable representing repair costs incurred and expected to be reimbursed by insurance. In May 2004, the Company received $2.45 million from its insurance carrier as final settlement for this hurricane damage claim. The Company has recorded a receivable of approximately $1.5 million from a private oil and gas company representing six months of override revenue. We expect to collect the entire amount of this receivable.

      Royalties Payable

            The accrued liabilities line of the Consolidated Balance Sheet includes approximately $4.6 million of royalties that are awaiting completion of title opinions. Upon receipt of the title opinions and executed division orders, Mission will be required to make payment. This liability will increase in size as the well produces until the title opinion is completed. Typically, royalties are paid within one to two months after the production is sold.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      Joint Interest Billings

            Joint interest receivables are recorded at the invoiced amount and typically do not bear interest. The Company reviews collectibility of such receivables monthly. Balances over ninety days past due and exceeding $30,000 are reviewed individually for collectibility. Account balances are charged against earnings when the Company determines potential for recovery is remote. During the three and six months ended June 30, 2004 approximately $4,000 and $399,000, respectively, of such receivables were charged against earnings. The income charge is included in the interest and other income line of the Consolidated Statement of Operations. The Company does not have any off-balance sheet credit exposure related to its customers.

      Comprehensive Income

            Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The Company's total comprehensive income for the three months and six months ended June 30, 2004 and 2003 was as follows (in thousands):

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                    ------------------------    ------------------------
                                                                       2004          2003          2004          2003
                                                                    ----------    ----------    ----------    ----------
Net income (loss) ...............................................   $   (1,106)   $   (2,946)   $     (746)   $    7,673
Hedge accounting for derivative instruments, net of tax..........       (3,308)         (957)       (4,675)       (2,846)
                                                                    ----------    ----------    ----------    ----------
Comprehensive income (loss) .....................................   $   (4,414)   $   (3,903)   $   (5,421)   $    4,827
                                                                    ==========    ==========    ==========    ==========

            The accumulated balance of other comprehensive loss related to hedge accounting is as follows (in thousands):

                                                        Six Months Ended June 30,
                                                      -----------------------------
                                                          2004             2003
                                                      ------------     ------------
December 31 balance ..............................    $     (5,707)    $     (4,195)
Net loss on cash flow hedges .....................          (7,140)          (3,675)
Reclassification adjustments .....................             (22)           2,361
Tax effect on hedging activity ...................           2,487           (1,532)
                                                      ------------     ------------
June 30 balance ..................................    $    (10,382)    $     (7,041)
                                                      ============     ============

      Stock-Based Employee Compensation Plans

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

            At June 30, 2004, the Company has two stock-based employee compensation plans: the 1996 Stock Incentive Plan and the 2004 Stock Incentive Plan. The 2004 Plan was approved by the Board of Directors on March 4, 2004 and by the Company's stockholders at the May 19, 2004 annual stockholders' meeting. The 1994 Stock Incentive Plan still has options outstanding that have not expired or been exercised; however, no new options can be granted under the plan. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting or Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under those plans when the exercise price of the option is equal to the market value of the underlying common stock on the date of the grant.

            SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Had compensation cost for the Company's stock option compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company's pro forma net income and pro forma net income per share of Common Stock would have been as follows:

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                    ------------------------    ------------------------
                                                                       2004          2003          2004          2003
                                                                    ----------    ----------    ----------    ----------
Net income (loss) (in thousands)
 As reported ....................................................   $   (1,106)   $   (2,946)   $     (746)   $    7,673
 Pro forma ......................................................   $   (4,553)   $   (4,705)   $   (4,193)   $    5,877
Earnings (loss) per share
 As reported ....................................................   $    (0.03)   $    (0.13)   $    (0.02)   $     0.40
 Pro forma ......................................................   $    (0.11)   $    (0.20)   $    (0.12)   $     0.25
Diluted earnings (loss) per share
 As reported ....................................................   $    (0.03)   $    (0.13)   $    (0.02)   $     0.33
 Pro forma ......................................................   $    (0.11)   $    (0.20)   $    (0.12)   $     0.25

      Recently Adopted Pronouncements

            The FASB issued Interpretation No. 46 (R ), Consolidation of Variable Interest Entities, an interpretation of APB No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company does not own an interest in any variable interest entities; therefore, this interpretation does not have a any effect on its financial statements. The provisions of this interpretation will be applied in the future should Mission acquire or establish a variable interest entity.

      Asset Retirement Obligations

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

            The Company adopted the provisions of SFAS No. 143 with a calculation effective January 1, 2003. The Company's assets are primarily working interests in producing oil and gas properties and related support facilities. The life of these assets is generally determined by the estimation of the quantity of oil or gas reserves available for production and the amount of time such production should require. The cost of retiring such assets, the asset retirement obligation, is typically referred to as abandonment costs. The Company hired independent engineers to provide estimates of current abandonment costs on all its properties, applied valuation techniques appropriate under SFAS No. 143, and in 2003 recorded a net initial asset retirement obligation of $44.3 million on its Consolidated Balance Sheet. An asset retirement cost of $14.4 million was simultaneously capitalized in the oil and gas properties section of the Consolidated Balance Sheet. The adoption of SFAS No. 143 was accounted for as a change in accounting principle in 2003, requiring that a $2.7 million charge, net of $935,000 in deferred tax be recorded to income as a cumulative effect of the change in accounting principle.

            The following table shows changes in the asset retirement obligation that have occurred in 2004 (amounts in thousands):

                                                          Six Months Ended
Asset Retirement Obligation                                June 30, 2004
--------------------------------------------------        ----------------
December 31, 2003 balance ........................            $ 33,317
Liabilities incurred .............................               1,979
Liabilities settled ..............................              (1,074)
Liabilities sold .................................              (1,798)
Accretion expense ................................                 542
                                                              --------
Ending balance ...................................              32,966
                                                              --------
Less: current portion ............................               1,585
                                                              --------
Long-term portion ................................            $ 31,381
                                                              ========

      Reclassifications

            Certain reclassifications of prior period statements have been made to conform with current reporting practices.

      Use of Estimates

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

            On April 8, 2004, Mission issued 312,000 shares of its common stock in lieu of cash to its financial advisors as a fee for services rendered during the debt refinancing discussed below in Note 3. The $1.2 million fair value of this consideration was recorded as deferred financing costs in the other assets line of the Consolidated Balance Sheet.

            The following represents a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation for the three and six month periods ended June 30, 2004 and 2003, respectively. Additionally, potentially dilutive options and warrants that are not in the money are excluded from the computation of diluted earnings per share. For the three month periods ended June 30, 2004 and 2003, the potentially dilutive options and warrants excluded represented 0.5 million and 1.0 million shares, respectively. For the six month periods ended June 30, 2004 and 2003, the potentially dilutive options and warrants excluded represent 2.2 million and 2.5 million shares respectively.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      SFAS No. 128 reconciliation (amounts in thousands except per share amounts):

                                             For the Three Months Ended               For the Three Months Ended
                                                    June 30, 2004                           June 30, 2003
                                       --------------------------------------   --------------------------------------
                                          Income         Shares     Per Share     Income         Shares      Per Share
                                       (Numerator)   (Denominator)   Amount     (Numerator)   (Denominator)    Amount
                                       -----------   -------------  ---------   -----------   -------------  ---------
INCOME (LOSS) PER COMMON SHARE:
Income (loss) available to
 common stockholders................   $    (1,106)         40,591  $   (0.03)  $    (2,946)         23,508  $   (0.13)
                                                                    =========                                =========

EFFECT OF DILUTIVE SECURITIES:
Options and warrants................           ---             ---                      ---             ---
                                       -----------   -------------              -----------   -------------

INCOME (LOSS) PER COMMON
 SHARE-DILUTED:
Income (loss) available to
    common stockholders
    and assumed conversions.........   $    (1,106)         40,591  $   (0.03)     $ (2,946)         23,508  $   (0.13)
                                       ===========   =============  =========   ===========   =============  =========

                                              For the Six Months Ended                 For the Six Months Ended
                                                    June 30, 2004                           June 30, 2003
                                       --------------------------------------   --------------------------------------
                                          Income         Shares     Per Share     Income         Shares      Per Share
                                       (Numerator)   (Denominator)   Amount     (Numerator)   (Denominator)    Amount
                                       -----------   -------------  ---------   -----------   -------------  ---------
INCOME (LOSS) PER COMMON SHARE:
Income (loss) available to
 common stockholders................   $      (746)         36,101  $   (0.02)  $     7,673          23,508  $    0.33
                                                                    =========                                =========

EFFECT OF DILUTIVE SECURITIES:
Options and warrants................           ---             ---                                       86
                                       -----------   -------------              -----------   -------------

INCOME (LOSS) PER COMMON
 SHARE-DILUTED:
Income (loss) available to
    common stockholders
    and assumed conversions.........   $      (746)         36,101  $   (0.02)  $     7,673          23,594  $    0.33
                                       ===========   =============  =========   ===========   =============  =========

            As of June 30, 2004 and 2003, Mission held in treasury 389,323 shares of its common stock that had been acquired at an aggregate price of $1.9 million. These treasury shares are reported at cost as a reduction to Stockholders' Equity.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.    LONG TERM DEBT

      Refinancing

            On April 8, 2004, Mission issued new senior notes, announced the redemption of its 10 7/8% senior subordinated notes due 2007 (the "10 7/8% Notes"), and replaced both its revolving credit facility and its term loan. Those transactions and the details of the resulting debt are discussed below.

      9 7/8% Notes

            On April 8, 2004, Mission issued $130 million of its 9 7/8% senior notes due 2011 (the "9 7/8% Notes") which are guaranteed on an unsubordinated, unsecured basis by all of its current subsidiaries. Interest on the notes is payable semi-annually, on each April 1 and October 1, commencing on October 1, 2004.

            A portion of the net proceeds from the offering of the 9 7/8% Notes was used to redeem, on May 10, 2004, the $87.4 million aggregate principal amount of the 10 7/8% Notes that remained outstanding. On April 8, 2004, the remainder of the net proceeds from the offering of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit facility (as described below) and $25.0 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company's outstanding indebtedness under its prior revolving credit facility and term loan.

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

             YEAR                             PERCENTAGE
             ----                             ----------
2008..........................                104.93750%
2009..........................                102.46875%
2010..........................                100.00000%.

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

            -     transfer or sell assets;

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

            -     sell capital stock of subsidiaries; and

            -     merge or consolidate.

            Standard and Poor's and Moody's currently publish debt ratings for the 9 7/8% Notes. Their ratings consider a number of items including the Company's debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. Mission's Standard & Poor's rating on the 9 7/8% Notes is "CCC" and its Moody's rating is "Caa2." A decline in credit ratings will not create a default or other unfavorable change in the 9 7/8% Notes.

      Senior Secured Revolving Credit Facility

            On April 8, 2004, the Company entered into a new senior secured revolving credit facility with a syndicate of lenders led by Wells Fargo Bank, N.A. The facility, which matures on April 8, 2007, is secured by a first priority mortgage and security interest in at least 85% of the Company's oil and gas properties, all of the ownership interests of all of the Company's subsidiaries, and the Company's equipment, accounts receivable, inventory, contract rights, general intangibles and other assets. The facility is also guaranteed by all of the Company's subsidiaries.

            Availability under the facility, which includes a $3 million subfacility for standby letters of credit, is subject to a borrowing base that is determined at the sole discretion of the facility lenders. The initial borrowing base of the facility was $50 million, of which $30 million was available for general corporate purposes and $20 million was available for the acquisition of oil and gas properties approved by the lenders. The borrowing base will be redetermined on each April 1 and October 1, beginning October 1, 2004. Mission and the lenders each have the option to request one unscheduled interim redetermination between scheduled redetermination dates. On April 8, 2004, the Company was advanced $21.5 million under the facility, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $25.0 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company's outstanding indebtedness under its prior revolving credit facility and term loan.

            At June 30, 2004, $14.5 million in borrowings were outstanding and $35.4 million was available for borrowing ($20 million of which is only to be used for acquisition costs).

            Advances under the facility bear interest, at the Company's option, at either (i) a margin (which varies from 25.0 basis points to 125.0 basis points based upon utilization of the borrowing

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      base) over the base rate, which is the higher of (a) Wells Fargo's prime rate in effect on that day, and (b) the federal funds rate in effect on that day as announced by the Federal Reserve Bank of New York, plus 0.5%; or (ii) a margin (which varies from 175.0 basis points to 275.0 basis points based upon utilization of the borrowing base) over LIBOR. The Company is allowed to prepay any base rate or LIBOR loan without penalty, provided that each prepayment is at least $500,000 and multiples of $100,000 in excess thereof, plus accrued and unpaid interest.

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

            The facility contains the following covenants which are considered important to Mission's operations. At June 30, 2004, Mission was in compliance with each of the following covenants:

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

            - The Company is required to maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) a leverage ratio (as defined in the facility) of no more than (i) 3.75 for June 30, 2004 through September 30, 2004, and (ii) 3.5 for December 31, 2004 and thereafter; and

            - The Company is required to maintain a tangible net worth (as defined in the facility) of not less than 85% of tangible net worth at March 31, 2004, plus 50% of positive

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                  net income after tax distributions, plus 100% of equity offerings after March 31, 2004, excluding any asset impairment charges.

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

      Second Lien Term Loan

            On April 8, 2004, Mission entered into a new second lien term loan with a syndicate of lenders arranged by Guggenheim Corporate Funding, LLC. The loan, which matures on April 8, 2008, is secured by a second priority security interest in the assets securing the senior secured revolving credit facility. The facility is also guaranteed by all of Mission's subsidiaries. On April 8, 2004, the Company borrowed the $25.0 million under the loan, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $21.5 million that was borrowed under the senior secured revolving credit facility (as described above), was used to completely discharge all of the outstanding indebtedness under the prior revolving credit facility and term loan.

            The loan accrues interest in each monthly interest period at the rate of 30-day LIBOR plus 525 basis points per annum, payable monthly in cash. The Company may prepay the loan at any time after the date six months and one day after April 8, 2004 in whole or in part in multiples of $1 million at the prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if prepaid during each successive 12-month period beginning on April 9th of each year indicated below:

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

      Redeemed 10 7/8% Notes

            In April 1997, the Company issued $100.0 million of 10 7/8% Notes due 2007. On May 29, 2001, the Company issued an additional $125.0 million of 10 7/8% Notes with identical terms to the notes issued in April 1997 at a premium of $1.9 million. The premium was amortized as a reduction of interest expense over the life of the 10 7/8% Notes so that the effective interest rate on the additional 10 7/8% Notes was 10.5%. The premium was shown

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      separately on the Consolidated Balance Sheet. Interest on the 10 7/8% Notes was payable semi-annually on April 1 and October 1.

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

                                                                                 Net Gain on
                                                                                Extinguishment
                                                   Principal       Common         of 10 7/8%
    Date                  Note Holder                Value         Shares           Notes
-------------   -------------------------------   -----------   ------------    --------------
December 2003   FTVIPT - Franklin Income          $10 million   4.50 million    $1.1 million
                Securities Fund and Franklin
                Custodian Funds - Income Series

February 2004   Stellar Funding, Ltd.             $15 million   6.25 million    $0.5 million

March 2004      Harbert Distressed Investment     $15 million   6.00 million    $0.9 million
                Master Fund, Ltd.

            On May 10, 2004, the remaining $87.4 million of 10 7/8% Notes were redeemed at a premium of approximately $1.6 million. This premium is included in the $4.1 million ($2.6 million. net of tax) net loss on extinguishment of debt reported in the three month period ended June 30, 2004.

      Former Credit Facilities

            The Company was party to a $150.0 million credit facility with a syndicate of lenders. The credit facility was a revolving facility, expiring May 16, 2004, which allowed Mission to borrow, repay and re-borrow under the facility from time to time. The total amount which might be borrowed under the facility was limited by the borrowing base periodically set by the lenders based on Mission's oil and gas reserves and other factors deemed relevant by the lenders. The facility was re-paid in full and cancelled on March 28, 2003.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

            On March 28, 2003, simultaneously with the acquisition of $97.6 million in principal amount of the 10 7/8% Notes, the Company amended and restated the credit facility with new lenders, led by Farallon Energy Lending, LLC. The entire $947,000 of deferred financing costs relating to the previously existing facility was charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated facility, the Company borrowed $80.0 million, the proceeds of which were used to acquire approximately $97.6 million face amount of 10 7/8% Notes, to pay accrued interest on the 10 7/8% Notes purchased, and to pay closing costs. The amended and restated facility was cancelled in April 2004 and was replaced by the "Senior Secured Revolving Credit Facility" discussed above.

4.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

            The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is the Company's preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the price floor and no higher than the price ceiling. The Company has also entered into some commodity swaps that fix the NYMEX price to be received. Hedging activities decreased revenues by $4.3 million and $3.7 million for the three month periods ended June 30, 2004 and 2003, respectively, and by $7.1 million and $9.7 million for the six month periods ended June 30, 2004 and 2003, respectively.

            The Company's 12-month average realized price, excluding hedges, for natural gas was $0.11 per MCF less than the NYMEX MMBTU price. The Company's 12-month average realized price, excluding hedges, for oil was $1.05 per BBL less than the NYMEX price. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact the Mist field gas production that is sold at an annually fixed price.

            The Company has elected to designate all hedges by applying the interpretations from the FASB's Derivative Implementation Group issue G-20 ("DIG G-20"). By using the DIG G-20 approach, because the Company's collars and swaps meet specific criteria, the time value component is included in the hedge relationship and is recorded to other comprehensive income ("OCI") rather than to income, which reduces earnings variability.

            Should ineffectiveness occur for reasons other than time, that ineffectiveness is recognized currently and is reported in the interest and other income line of the Consolidated Statement of Operations. The Company has acquired software specifically designed to make the complex calculations required by SFAS No. 133, including calculating ineffectiveness. The Company recognized a loss related to the ineffectiveness of its cash flow hedges in the three and six month periods ended June 30, 2004 of approximately $142,000 and $565,000, respectively. As the existing hedges settle over the next two years, gains or losses in OCI will be reclassified to earnings. At June 30, 2004 strip prices, the amount expected to be reclassified over the next twelve months will be a $12.7 million loss.

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

            The following tables detail the cash flow commodity hedges that were in place at June 30, 2004.

      OIL HEDGES

                                                     NYMEX       NYMEX
                                                     PRICE       PRICE
                    BBLS                           FLOOR/SWAP   CEILING
     PERIOD        PER DAY   TOTAL BBLS    TYPE        AVG.       AVG.
----------------   -------   ----------   ------   ----------   -------
Third Qtr. 2004     2,500      230,000     Swap      $24.30       N/A
Fourth Qtr. 2004    2,500      230,000     Swap      $23.97       N/A
First Qtr. 2005     2,000      180,000    Collar     $27.14     $ 30.19
Second Qtr. 2005    1,500      136,500    Collar     $26.33     $ 28.79
Third Qtr. 2005     1,500      138,000    Collar     $26.17     $ 27.90
Fourth Qtr. 2005    1,500      138,000    Collar     $26.00     $ 27.33
First Qtr. 2006       250       22,500    Collar     $26.46     $ 30.90
Second Qtr. 2006      250       22,750    Collar     $26.29     $ 30.75
Third Qtr. 2006       250       23,000    Collar     $26.24     $ 30.51
Fourth Qtr. 2006      250       23,000    Collar     $26.03     $ 30.15

GAS HEDGES

                                                                        NYMEX
                                                      NYMEX             PRICE
                    MMBTU       TOTAL              PRICE FLOOR         CEILING
     PERIOD        PER DAY      MMBTU      TYPE       AVG.               AVG.
----------------   -------    ---------    ----    -----------         -------
Third Qtr. 2004     19,000    1,748,000   Collar      $4.71             $5.65
Fourth Qtr. 2004    16,500    1,518,000   Collar      $4.64             $5.73
First Qtr. 2005     12,000    1,080,000   Collar      $4.85             $8.85
Second Qtr. 2005     8,000      728,000   Collar      $4.66             $5.83
Third Qtr. 2005      8,000      736,000   Collar      $4.66             $5.80
Fourth Qtr. 2005     8,000      736,000   Collar      $4.66             $6.28
First Qtr. 2006      2,000      180,000   Collar      $5.00             $8.00

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

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.    INCOME TAXES

            The provision for federal and state income taxes for the three months and six months ended June 30, 2004 was based upon a 36.5% effective tax rate. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the recognition of future taxable income during the periods in which those temporary differences are available. Based upon projections for future state taxable income, management believes it is more likely than not that the Company will not realize its entire deferred tax asset related to state income taxes. In addition, management believes it is more likely than not that the Company will not realize its deferred tax asset related to the impairment of the interest in Carpatsky. A valuation allowance of approximately $5.1 million has been recorded at June 30, 2004.

            On December 17, 2003, the Company issued 4.5 million shares of common stock in exchange for the surrender of $10 million of the 10 7/8% Notes. As a result of this transaction, management believes that the Company has experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in the imposition of significant limitations on the future use of the Company's existing net operating loss and tax credit carryforwards in the future. As of June 30, 2004, management believes that the limitations imposed by Section 382 will not affect the Company's ability to fully utilize its net operating loss and tax credit carryforwards to offset future taxable income and related tax liabilities.

6.    GUARANTEES

            In 1993 and 1996 the Company entered into agreements with surety companies and with Torch Energy Advisors Incorporated ("Torch") and Nuevo Energy Company ("Nuevo") whereby the surety companies agreed to issue such bonds to the Company, Torch and/or Nuevo. However, Torch, Nuevo and the Company agreed to be jointly and severally liable to the surety company for any liabilities arising under any bonds issued to the Company, Torch and/or Nuevo. Torch currently has no bonds outstanding pursuant to these agreements and Nuevo has issued approximately $35 million of bonds. The Company has notified the sureties that it will not be responsible for any new bonds issued to Torch or Nuevo. However, the sureties are permitted under these agreements to seek reimbursement from the Company, as well and from Torch and Nuevo, if the surety makes any payments under the bonds issued to Torch and Nuevo. On May 17, 2004, Plains Exploration and Production Company announced it had completed the acquisition of Nuevo Energy Company effective May 14, 2004.

            The Company's subsidiaries, Mission E&P Limited Partnership, Mission Holdings LLC and Black Hawk Oil Company are guarantors under the Senior Secured Revolving Credit Facility, the Second Lien Term Loan and the indenture for the 9 7/8% Notes.

7.    SUPPLEMENTAL GUARANTOR INFORMATION - UNAUDITED

            Mission E&P Limited Partnership, Mission Holdings LLC and Black Hawk Oil Company, all subsidiaries of Mission Resources Corporation (collectively, the "Guarantor Subsidiaries") are guarantors under the Senior Secured Revolving Credit Facility, the Second Lien Term Loan and the indenture for the 9 7/8% Notes. The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      provide any additional information that would be material to investors in making an investment decision.

               CONDENSED CONSOLIDATING BALANCE SHEETS - UNAUDITED
                               AS OF JUNE 30, 2004
                                 (IN THOUSANDS)

                                                                      MISSION       GUARANTOR
                                                                     RESOURCES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                    ------------   ------------   ------------   ------------
Total current assets ............................................   $     25,731   $      5,832                  $     31,563
Net property, plant and equipment ...............................        183,099        141,473                       324,572
Net leasehold, furniture and equipment ..........................          2,235             33                         2,268
Investment in subsidiaries ......................................        146,725        143,970       (290,695)           ---
Total other assets ..............................................          8,994            ---                         8,994
                                                                    ------------   ------------   ------------   ------------
   Total assets .................................................   $    366,784   $    291,308   $   (290,695)  $    367,397
                                                                    ============   ============   ============   ============

Total current liabilities .......................................   $     43,057   $      2,424                  $     45,481
Long-term debt ..................................................        169,500            ---                       169,500
Deferred taxes ..................................................        (40,776)        59,460                        18,684
Other long-term liabilities .....................................          3,308            ---                         3,308
Intercompany ....................................................         52,244        (52,244)                          ---
Asset retirement obligation,
 excluding current portion ......................................         20,883         10,498                        31,381
Total stockholders' equity ......................................        118,568        271,170       (290,695)        99,043
                                                                    ------------   ------------   ------------   ------------
   Total liabilities and stockholders' equity ...................   $    366,784   $    291,308   $   (290,695)  $    367,397
                                                                    ============   ============   ============   ============

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATING INCOME STATEMENTS - UNAUDITED
                        FOR THE YEAR ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                                      MISSION       GUARANTOR
                                                                     RESOURCES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                    ------------   ------------   ------------   ------------
Revenues ........................................................   $     40,299   $     16,287                  $     56,586
Equity in earnings from subsidiaries ............................            628            ---           (628)           ---
Expenses ........................................................        (44,219)       (13,544)                      (57,763)
                                                                    ------------   ------------   ------------   ------------
Net earnings (loss) before income taxes .........................         (3,920)         2,743           (628)        (1,177)
Income taxes ....................................................         (2,546)         2,115                          (431)
                                                                    ------------   ------------   ------------   ------------
Net earnings (loss) .............................................   $       (746)  $        628   $       (628)  $       (746)
                                                                    ============   ============   ============   ============

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - UNAUDITED
                        FOR THE YEAR ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                                      MISSION       GUARANTOR
                                                                     RESOURCES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                    ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ..............................................   $       (746)  $        628   $       (628)  $       (746)
 Non-cash adjustments ...........................................         19,804          6,324            628         26,756
 Changes in assets and liabilities ..............................        (24,294)        27,736                         3,441
                                                                    ------------   ------------   ------------   ------------
 Net cash provided by operating activities ......................         (5,236)        34,688            ---         29,452
                                                                    ------------   ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net property, plant and equipment ..............................         (9,520)       (34,633)                      (44,153)
 Leasehold, furniture and equipment .............................           (250)           (54)                         (304)
 Other ..........................................................            178            ---                           178
                                                                    ------------   ------------   ------------   ------------
 Net cash used in investing activities ..........................         (9,592)       (34,687)           ---        (44,279)
                                                                    ------------   ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings .......................................        181,500            ---                       181,500
 Repayment of senior subordinated notes &
  old credit facility ...........................................       (181,011)           ---                      (181,011)
 Stock issuance costs, net of proceeds ..........................            (51)           ---                           (51)
 Financing costs ................................................         (7,236)           ---                        (7,236)
 Restricted cash held for investments ...........................         24,877            ---                        24,877
                                                                    ------------   ------------   ------------   ------------
 Net cash provided by financing activities ......................         18,079            ---            ---         18,079
 Net increase (decrease) in cash and cash
  equivalents ...................................................          3,879              1                         3,252
 Cash and cash equivalents at beginning of period ...............          2,224             10                         2,234
                                                                    ------------   ------------   ------------   ------------
 Cash and cash equivalents at end of period .....................   $      6,103   $         11   $        ---   $      5,486
                                                                    ============   ============   ============   ============

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATING BALANCE SHEETS - UNAUDITED
                             AS OF DECEMBER 31, 2003
                                 (IN THOUSANDS)

                                                                      MISSION       GUARANTOR
                                                                     RESOURCES     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                    ------------   ------------   ------------   ------------
Total current assets ............................................   $     40,557   $      6,897                  $     47,454
Net property, plant and equipment ...............................        188,964        113,164                       302,128
Net leasehold, furniture and equipment ..........................          2,361            (21)                        2,340
Investment in subsidiaries ......................................        146,097        143,970       (290,067)           ---
Total other assets ..............................................          5,404            ---                         5,404
                                                                    ------------   ------------   ------------   ------------
   Total assets .................................................   $    383,383   $    264,010   $   (290,067)  $    357,326
                                                                    ============   ============   ============   ============

Total current liabilities .......................................   $     30,185   $        992                  $     31,177
Long-term debt ..................................................        198,496            ---                       198,496
Deferred taxes ..................................................        (37,034)        57,380                        20,346
Other long-term liabilities .....................................            210            ---                           210
Intercompany ....................................................         73,969        (73,969)                          ---
Asset retirement obligation,
 excluding current portion ......................................         23,093          9,064                        32,157
Total stockholders' equity ......................................         94,464        270,543       (290,067)        74,940
                                                                    ------------   ------------   ------------   ------------
   Total liabilities and stockholders' equity ...................   $    383,383   $    264,010   $   (290,067)  $    357,326
                                                                    ============   ============   ============   ============

8.    SUBSEQUENT EVENTS

            On July 20, 2004, the Company announced that it had retained Petrie Parkman & Co., Inc. to assist in evaluating strategic alternatives to enhance stockholder value. We cannot assure you that any transaction will be entered into or completed as a result of this process.

            On July 29, 2004, the Company released a mid-year reserve update based upon the review of Netherland, Sewell & Associates, Inc. The reserves were priced at June 30, 2004 period end prices of $36.90 per BBL of oil and $6.02 per MMBTU of natural gas. Estimated net proved oil and gas reserves at June 30, 2004 were approximately 217 BCFE and the 10% present value of future cash flows for such reserves is approximately $407 million. We more than replaced production through reserve additions and extensions. The majority of the extensions are proved undeveloped locations identified in the Jalmat field. The Jalmat field acquisition in January and April 2004 is the majority of the 32.1 BCFE purchased reserves. Set forth below is a reconciliation of our yearend 2003 reserves to those reported as of June 30, 2004.

                                                                  BCFE
                                                                 -----
Proved reserves at beginning of year....................         177.9
Revisions of previous estimates.........................          (9.7)
Extensions and discoveries..............................          31.9
Production..............................................         (11.8)
Sales of reserves in-place..............................          (3.4)
Purchase of reserves in-place...........................          32.1
                                                                 -----
Proved reserves at June 30, 2004........................         217.0
                                                                 =====

                          MISSION RESOURCES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

            On August 4, 2004, the Compensation Committee of the Board of Directors of the Company granted to Robert L. Cavnar, Chairman, President and CEO of the Company, a nonqualified option to acquire 800,000 shares of the Company's common stock. This option has been granted to replace the grant of 800,000 share appreciation rights made to Mr. Cavnar in November 2003. The option was granted under the 2004 Incentive Plan, has a term of 10 years, is fully vested and has a strike price of $.55 per share, which is the same exercise price as the surrendered share appreciation rights. As a result of this option having an exercise price below the current market value for the Company's common stock, the Company will recognize a non-cash compensation expense of approximately $4.1 million ($2.6 million, net of tax) in the third quarter of 2004.

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company for the periods presented:

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                    ------------------------    ------------------------
                                                                       2004          2003          2004          2003
                                                                    ----------    ----------    ----------    ----------
Production:
    Oil and condensate (MBBLs) ..................................        404           534           804         1,096
    Natural gas (MMCF) ..........................................      3,731         2,416         6,947         4,753
    MMCFE .......................................................      6,155         5,620        11,771        11,329

Average sales price including the effect of hedges:
    Oil and condensate (per BBL) ................................      29.36         25.85         28.49         25.27
    Natural gas (per MCF) .......................................       5.30          4.40          5.40          4.73

Average sales price excluding the effect of hedges:
    Oil and condensate (per BBL) ................................      37.05         28.81         35.70         29.74
    Natural gas (per MCF) .......................................       5.63          5.23          5.60          5.74

Average costs per unit of production (per MCFE):
    Lease operating expenses ....................................       0.99          1.49          1.12          1.52
    General & administrative expense ............................       0.48          0.51          0.49          0.48
    Depreciation, depletion and amortization ....................       1.85          1.56          1.86          1.56

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

NET LOSS

      Net loss for the three months ended June 30, 2004 was $1.1 million or $0.03 per share. Net loss for the three months ended June 30, 2003 was $2.9 million or $0.13 per share. Higher gas volumes, partially offset by lower oil volumes resulting from property sales in 2003, lower operating costs and higher commodity prices were the primary reasons for the improvement in the current quarter of 2004. A $4.1 million loss ($2.6 million, net of taxes) from the extinguishment of debt in the three-month period ended June 30, 2004 was the most significant contributor to the overall loss for the period.

                          MISSION RESOURCES CORPORATION

OIL AND GAS REVENUES

      Oil revenues for the three months ended June 30, 2004 were $11.9 million, as compared to $13.8 million for the respective period in 2003. Oil production decreased 24% from 534,000 barrels in the three month period ended June 30, 2003 to 404,000 barrels for the same period of 2004. The sale of the Raccoon Bend and East Texas fields in the last half of 2003 accounted for the production decrease. Realized oil prices averaged $29.36 per barrel in the three month period ended June 30, 2004, as compared to $25.85 per barrel in the three month period ended June 30, 2003.

      Gas revenues increased 86% from $10.6 million reported for the quarter ended June 30, 2003 to $19.8 million for the quarter ended June 30, 2004. Gas production was up 54% compared to the same quarter of 2003 with 3,731 MMCF and 2,416 MMCF produced for the three month periods ended June 30, 2004 and 2003, respectively. The January and April 2004 acquisitions of the Jalmat field in Lea County, New Mexico, the LeBlanc #1 well in Vermilion Parish, Louisiana, the South Marsh Island wells and recompletions, Offshore Louisiana, and the High Island 553 well, Offshore Texas, account for most of the production increase. Realized gas prices averaged $5.30 per MCF, or 20% higher, in the three month period ended June 30, 2004 as compared to $4.40 per MCF in the comparable period of 2003.

      The realized prices discussed above include the impact of oil and gas hedges. Decreases of $4.3 million and $3.7 million related to hedging activity were reflected in oil and gas revenues for the three months ended June 30, 2003 and June 30, 2004, respectively..

EXTINGUISHMENT OF DEBT

      During the three months ended June 30, 2004, a loss of $4.1 million ($2.6 million, net of tax) related to our refinancing was recorded. This loss included the $1.6 million premium paid to redeem the remaining 10 7/8% Notes plus additional transaction costs. The write-off of deferred financing costs related to the cancelled debt, netted against the approximately $710,000 unamortized issuance premium on the 10 7/8% Notes, accounts for the remaining loss.

INTEREST AND OTHER INCOME (LOSS)

      Interest and other income was a loss of $379,000 for the three months ended June 30, 2004 and was a gain of $187,000 for the three months ended June 30, 2003. Activity for 2003 included a gain of $208,000 from the amortization of OCI related to cancelled hedges and $36,000 was collected on previously written off receivables. In the second quarter of 2004, plugging and abandonment costs of $255,000 for properties that we no longer own and a loss on hedge ineffectiveness of $142,000 were our most significant items. These losses were partially offset by small items of miscellaneous income such as interest on invested cash.

LEASE OPERATING EXPENSES

      Lease operating expenses decreased from $8.4 million in the three months ended June 30, 2003 to $6.1 million for the same period of 2004. This decline of approximately 27% is primarily related to our 2003 sales of high cost properties and the subsequent redeployment of proceeds into lower cost gas properties. Lease operating expenses decreased approximately 34% on a per MCFE basis between the periods to $0.99 per MCFE. In the second quarter of 2004, we recovered approximately $575,000 of previously paid Waddell Ranch field lease operating expenses. Exclusive of this recovery, recurring lease operating expense on an MCFE basis was $1.08 for the quarter ending June 30, 2004.

TAXES OTHER THAN INCOME

                          MISSION RESOURCES CORPORATION

      The table below details the components of taxes other than income and their respective changes between the periods (dollars in thousands).

                                                      Three Months Ended June 30,             Change
                                                      ----------       ----------    ------------------------
                                                         2004             2003         Amount        Percent
                                                      ----------       ----------    ----------    ----------
Production taxes ..................................   $    1,808       $    1,209    $      599        50%
Property taxes ....................................          558              842          (284)      (34%)
Other taxes .......................................          117              101            16        16%
                                                      ----------       ----------    ----------
Taxes other than income ...........................   $    2,483       $    2,152    $      331
                                                      ==========       ==========    ==========

      Taxes other than income increased from $2.2 million in the three months ended June 30, 2003 to $2.5 million for the same period of 2004. In general, production taxes increase as revenue and production increases. In 2004, the increase in production taxes was disproportionately larger than our revenue increases because Louisiana's tax rate on natural gas increased by 40% and a significant portion of our gas production increase is from Louisiana properties. Offsetting this increase is a 34% reduction in our property taxes. This is due to the sale of many Texas properties late in 2003, and their replacement with properties in New Mexico, which has lower property tax rates than Texas.

DEPRECIATION, DEPLETION AND AMORTIZATION

      Depreciation, depletion and amortization ("DD&A") was $11.6 million for the three months ended June 30, 2004 and $8.9 million for the three months ended June 30, 2003. DD&A per MCFE has increased from $1.56 per MCFE in the second quarter of 2003 to $1.85 per MCFE in the second quarter of 2004. The increase in DD&A on a per MCFE basis reflects the impact of decreases in reserves due to property sales in 2003. The additions to reserves announced on July 29, 2004 will impact future DD&A rates.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses ("G&A") were $3.0 million in the three month period ended June 30, 2004, and were $2.9 million in the three month period ended June 30, 2003. This increase is primarily a result of lower overhead reimbursements on operated properties as a result of 2003 property sales.

                          MISSION RESOURCES CORPORATION

INTEREST EXPENSE

      Interest expense decreased 16% to $5.4 million for the three months ended June 30, 2004 from $6.4 million in the same period in 2003. The following table details the components of interest and their respective changes between the periods (dollars in thousands).

                                                                 Three Months Ended June 30,             Change
                                                                 ---------------------------    ------------------------
                                                                     2004           2003          Amount       Percent
                                                                 ------------   ------------    ----------    ----------
Interest on senior notes, net of amortized premium ...........   $      4,243   $      3,314    $      929        28%
Interest on term loan ........................................            778          2,499        (1,721)      (69%)
Interest on credit facility ..................................            232            ---           232       100%
Amortization of financing costs ..............................            347            579          (232)      (40%)
Other ........................................................           (155)            40          (195)     (485%)
                                                                 ------------   ------------    ----------
      Reported interest expense ..............................   $      5,445   $      6,432    $     (987)
                                                                 ============   ============    ==========

      Throughout 2003 and early 2004, interest expense on the term loan was based on an $80 million principal balance at 12.0% interest. On April 8, 2004, as part of the debt refinancing, the principal balance on the term loan was repaid and replaced with a senior secured revolving credit facility and a second lien term loan with rates between 3.1% and 6.4%. This resulted in a 69% reduction in interest paid in the three month period ending June 30, 2004, as compared to the same period in 2003. Partially offsetting this interest reduction was a one month overlap in interest payments resulting from the issuance of the 9 7/8% Notes approximately one month before the redemption of the 10 7/8% Notes.

INCOME TAXES

      The provision for federal and state income taxes for the three months ended June 30, 2004 was based upon a 36.5% effective tax rate. There is a $5.1 million valuation allowance on deferred taxes applicable at June 30, 2004. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NET INCOME (LOSS)

      Net loss for the six months ended June 30, 2004 was $746,000 or $0.02 per share. Net income for the six months ended June 30, 2003 was $7.7 million or $0.33 per share. The six months ended June 30, 2003 included a $22.4 million gain ($14.5 million, net of taxes) from the repurchase and retirement of 10 7/8% Notes in March 2003. Absent the large gain in 2003, the results for the six month period ended June 30, 2003 would have been a $6.9 million net loss. The improvement in the six month period ended June 30, 2004 resulted from increased gas production, higher oil and gas prices and lower lease operating expenses.

OIL AND GAS REVENUES

                          MISSION RESOURCES CORPORATION

      Oil revenues for the six months ended June 30, 2004 were $22.9 million, as compared to $27.7 million for the respective period in 2003. Oil production decreased 27 % from 1,096 MBBLs in the six month period ended June 30, 2003 to 804 MBBLs for the same period of 2004. The sale of the Raccoon Bend and East Texas fields in the last half of 2003, accounts for the production decrease. Higher realized oil prices that averaged $28.49 per barrel in the six month period ended June 30, 2004, as compared to $25.27 per barrel in the six month period ended June 30, 2003 partially offset the oil production decline.

      Gas revenues increased 67% from $22.5 million reported for the six months ended June 30, 2003 to $37.5 million for the same period 2004. Gas production was up 46% compared to the same period of 2003 with 6,947 MMCF and 4,753 MMCF for the six month periods ended June 30, 2004 and 2003, respectively. The January and April 2004 acquisitions of the Jalmat field in Lea County, New Mexico, the LeBlanc #1 well in Vermilion Parish, Louisiana, the South Marsh Island wells and recompletions, Offshore Louisiana, and the High Island 553 well, Offshore Texas, account for most of the production increase. Higher realized gas prices that averaged $5.40 per MCF, or 14% higher, in the six month period ended June 30, 2004 as compared to $4.73 per MCF in the comparable period of 2003.

      The realized prices discussed above include the impact of oil and gas hedges. Decreases of $7.1 million and $9.7 million related to hedging activity were reflected in oil and gas revenues for the six months ended June 30, 2004 and 2003, respectively.

EXTINGUISHMENT OF DEBT

      On March 28, 2003, Mission acquired approximately $97.6 million in principal amount of its 10 7/8% Notes for approximately $71.7 million, plus accrued interest. The difference between the principal amount of the 10 7/8% Notes retired and the amount paid to purchase the 10 7/8% Notes is recorded as a gain on the extinguishment of debt. The costs of the transaction and the removal of the amount of previously deferred subordinated debt financing costs related to the retired 10 7/8% Notes were subtracted from the gain resulting in the $22.4 million gain ($14.5 million, net of tax) on extinguishment of debt.

      In February and March 2004, an additional $30.0 million in principal amount of the 10 7/8% Notes were retired at a gain of $1.4 million on extinguishment of debt. During the three months ended June 30, 2004, a loss of $4.1 million ($2.6 million, net of tax) related to our refinancing was recorded. This loss included the $1.6 million premium paid to redeem the remaining 10 7/8% Notes plus additional transaction costs. The write-off of deferred financing costs related to the cancelled debt, netted against the approximately $710,000 unamortized issuance premium on the 10 7/8% Notes, account for the remaining loss.

INTEREST AND OTHER INCOME (LOSS)

      Interest and other income was a loss of $1.2 million for the six months ended June 30, 2004 and was a gain of $0.7 million for the six months ended June 30, 2003. Activity for 2003 includes a gain of $416,000 from the amortization of OCI related to cancelled hedges and $315,000 of equity in the earnings of White Shoal Pipeline Corporation. In the first six months of 2004, bad debt expense of approximately $399,000 related to joint interest receivables, hedge ineffectiveness loss of $565,000 and plugging and abandonment costs of $293,000 on properties that we no longer own accounted for most of the loss.

LEASE OPERATING EXPENSES

                          MISSION RESOURCES CORPORATION

      Lease operating expense decreased from $17.3 million in the six months ended June 30, 2003 to $13.2 million for the same period of 2004. This decline of approximately 24% is primarily related to our 2003 sales of high cost properties and the subsequent redeployment of proceeds into lower cost gas properties. Lease operating expenses decreased approximately 26% on a per MCFE basis between the periods to $1.12 per MCFE. In the second quarter of 2004, we recovered approximately $575,000 of previously paid Waddell Ranch field lease operating expenses. Exclusive of this recovery, recurring lease operating expense on an MCFE basis was $1.17 for the six months ending June 30, 2004.

TAXES OTHER THAN INCOME

      The table below details the components of taxes other than income and their respective changes between the periods (dollars in thousands).

                                                                     Six Months Ended June 30,             Change
                                                                    ---------------------------   ------------------------
                                                                        2004           2003         Amount       Percent
                                                                    ------------   ------------   ----------    ----------
Production taxes ................................................   $      2,953   $      2,577   $      376        15%
Property taxes ..................................................          1,000          2,047       (1,047)      (51%)
Other taxes .....................................................            224            221            3         1%
                                                                    ------------   ------------   ----------
Taxes other than income .........................................   $      4,177   $      4,845   $     (668)
                                                                    ============   ============   ==========

      Taxes other than income decreased from $4.8 million in the six months ended June 30, 2003 to $4.2 million for the same period of 2004. As a result of the sale of Texas properties late in 2003, and their replacement with properties in New Mexico, that has lower property tax rates than Texas, our property taxes have been reduced by 51%. In general, production taxes increase as revenue and production increases. In 2004, the increase in production taxes was disporportionately larger than our revenue increases because Louisiana's tax rate on natural gas increased by 40%.

DEPRECIATION, DEPLETION AND AMORTIZATION

      DD&A was $22.3 million for the six months ended June 30, 2004 and $17.9 million for the six months ended June 30, 2003. DD&A per MCFE has increased from $1.56 per MCFE in the six months ended June 30, 2003 to $1.86 per MCFE for the same period in 2004. The increase in DD&A on a per MCFE basis reflects the impact of decreases in reserves due to property sales in 2003. The additions to reserves announced on July 29, 2004 will impact future DD&A rates.

GENERAL AND ADMINISTRATIVE EXPENSES

G&A expenses were $5.8 million in the six month period ended June 30, 2004 and were $5.4 million in the six-month period ended June 30, 2003. Salary and benefits, travel for road show presentations and lower overhead reimbursement on operated properties as a result of 2003 property sales, contributed to the overall increase in G&A as compared to the six month period of 2003. Partially offsetting such increases was the completion of the extensive review of the land records incurred in 2003 and lower reserve engineering consulting fees in 2004.

INTEREST EXPENSE

                          MISSION RESOURCES CORPORATION

      Interest expense decreased 6% to $11.7 million for the six months ended June 30, 2004 from $12.5 million for the same period in 2003. The following table details the components of interest and their respective changes between the periods (dollars in thousands).

                                                                     Six Months Ended June 30,             Change
                                                                    ---------------------------   ------------------------
                                                                        2004           2003         Amount       Percent
                                                                    ------------   ------------   ----------    ----------
Interest rate swap (gain) loss ..................................   $        ---   $       (520)  $      520       100%
Interest on senior notes, net of amortized premium ..............          7,132          9,440       (2,308)      (24%)
Interest on term loan ...........................................          3,261          2,499          762        30%
Interest on credit facility .....................................            232             50          182       364%
Amortization of financing costs .................................          1,032          1,058          (26)       (2%)
Other ...........................................................             50            (68)         118       174%
                                                                    ------------   ------------   ----------
      Reported interest expense .................................   $     11,707   $     12,459   $     (752)
                                                                    ============   ============   ==========

      The interest rate swap was cancelled in February 2003 and was not replaced. Throughout 2003 and early 2004, we repurchased approximately $137.6 million in 10 7/8% Notes. On May 10, 2004 the remaining $87.4 million of 10 7/8% Notes were redeemed. This resulted in a 24% reduction in interest paid in the first six months of 2004 as compared to the same period in 2003.

INCOME TAXES

      The provision for federal and state income taxes for the six months ended June 30, 2004 was based upon a 36.5% effective tax rate. There was a $5.1 million valuation allowance on deferred taxes applicable at June 30, 2004. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the projection for future state taxable income, management believes it is more likely than not that the Company will not realize its deferred tax asset related to state income taxes.

FINANCIAL CONDITION

      In 2002, management began evaluating various alternatives to improve Mission's financial position. In 2003 and the first half of 2004, the following steps were taken to enhance our financial condition:

      - The March 2003 repurchase of approximately $97.6 million of 10 7/8% Notes financed with an $80.0 million term loan facility.

      - The establishment of a new revolving credit facility in June 2003, making $12.5 million available for short-term borrowings.

      - The issuance of 16.75 million shares of common stock in exchange for $40 million of the 10 7/8% Notes in three transactions in December 2003, February 2004 and March 2004.

      - The issuance of $130 million of the 9 7/8% Notes, and the simultaneous establishment of a new senior secured revolving credit facility and a new second lien term loan.

      - The redemption of the remaining $87.4 million aggregate principal amount of the 10 7/8% Notes at a premium using a portion of the proceeds from the issuance of the 9 7/8% Notes.

                          MISSION RESOURCES CORPORATION

      - The repayment in full of the prior term loan facility using the remaining portion of the proceeds from the issuance of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit facility and $25 million that was borrowed under the new second lien term loan.

      After completion of these actions, our outstanding indebtedness totaled $169.5 million at June 30, 2004. The nature of our indebtedness as of June 30, 2004 and December 31, 2003 is summarized on the table below (amounts in thousands).

                                                                                 June 30,       December 31,
                                                                                   2003             2004
                                                                               ------------     ------------
Term loan facility ........................................................    $        ---     $     80,000
10 7/8% Notes .............................................................             ---          117,426
Unamortized premium on 107/8% Notes .......................................             ---            1,070
9 7/8% Notes ..............................................................         130,000
Second lien term loan facility ............................................          25,000
Senior secured revolving credit facility(1) ...............................          14,500
                                                                               ------------     ------------
Total debt ................................................................    $    169,500     $    198,496
                                                                               ============     ============

----------------
(1) $35.4 million was available at June 30, 2004 for additional borrowings under this facility.

      On July 20, 2004, Mission announced that it had retained Petrie Parkman & Co., Inc. to assist in evaluating strategic alternatives to enhance stockholder value. We cannot assure you that any transaction will be entered into or completed as a result of this process.

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

      At June 30, 2004, we had negative working capital of $13.9 million compared to a negative working capital, excluding $24.9 million in restricted cash, of $8.6 million at December 31, 2003. The decrease in working capital can primarily be attributed to increases in our commodity derivative liabilities and accrued liabilities partially offset by increases in our cash, receivables and prepaid expenses.

      The size of our current liability related to commodity derivatives has increased $4.5 million, as commodity prices increased, contributing to the working capital reduction. The hedge liability represents the amount by which actual commodity prices exceed the price caps on our hedges. Should commodity prices decrease, the liability will decline and the premium over the hedge prices that we will realize on unhedged production will also reduce. Since hedges are settled out of the receipts from the sale of production, we anticipate having adequate cash inflows to settle any hedge payments when they come due while maintaining revenue near the hedge price.

      Our cash balance increased by approximately $3.3 million from December 31, 2003 to June 30, 2004. We received $3.0 million on June 30, 2004 for the sale of our rights to the Tranquillon Ridge Prospect, Offshore California.

                          MISSION RESOURCES CORPORATION

      Two components of accrued liabilities account for most of the increase in accrued liabilities, royalties payable and accrued capital expenditures. The increase in royalties payable included approximately $4.6 million of royalties that are awaiting completion of title opinions. Upon receipt of the title opinions and executed division orders, Mission will be required to make payment. This payable will increase in size as the well produces each month until paid. The $1.1 million increase in accrued capital expenditures results from increased exploratory and development activities in the first half of 2004.

      After considering the impact of these working capital changes and our forecasts of future results of operations, we believe that cash flows from operating activities combined with our ability to control the timing of substantially all of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2004. In addition, our revolving credit facility has $15.4 million available for general corporate purposes, including exploratory and developmental drilling, and $20.0 million available for acquisitions of oil and gas properties as of June 30, 2004.

CASH FLOWS

      Net cash flow provided by operations was $29.5 million and $10.1 million for the six month periods ending June 30, 2004 and 2003, respectively. The period-to-period increase in cash flow was primarily caused by significantly higher gas revenues, reduced operating costs and reductions in cash interest expense.

      Net cash used in investing activities for the six month period ending June 30, 2004 and 2003 was $44.3 million and $12.9 million, respectively. We spent $30.3 million to acquire oil and gas properties in the six month period ended June 30, 2004, compared to approximately $453,000 for the same period of 2003. We invested $22.4 million in exploration and development of oil and gas properties for the six-month period ended June 30, 2004 compared to $14.9 million for the same period of 2003. Proceeds from property sales were $8.6 million and $3.2 million for the six month periods ending June 30, 2004 and 2003, respectively.

      Net cash provided by financing activities was $18.1 million and $3.9 million in the six month periods ending June 30, 2004 and 2003, respectively. The largest variance is $24.9 million of cash held for reinvestment to acquire the Jalmat field in January 2004.

      A capital budget of $34.0 million was originally adopted for the year 2004, with approximately 60% for development, 20% for exploration and 20% for seismic, land or corporate assets. The budget did not include an estimate for costs of major acquisitions. As cash flows from operations in 2004 exceed budgeted levels, we have allocated 50% of such excess cash flows, plus the $3.0 million proceeds from the sale of our rights to Tranquillon Ridge, to capital projects with the remaining portion to be used to reduce long-term debt. Using estimated prices of $35.00 per BBL and $5.50 per MMBTU, we believe that we will spend approximately $48.0 million of cash flow on capital expenditures in 2004 without incurring additional indebtedness.

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

                          MISSION RESOURCES CORPORATION

lower production may decrease revenues and cash flows, thus reducing the amount of financial resources available to meet our capital requirements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      Mission is required to make future payments under contractual obligations. Mission has also made various commitments in the future should certain events occur or conditions exist. As a result of the Jalmat field acquisition in January 2004 and the debt for equity swaps in February and March 2004, our contractual obligations and commercial commitments changed. Additionally, in April and May of 2004, we substantially refinanced all Mission's existing debt; therefore, the following tables reflect future estimated payments related to Mission's obligations and commitments after such changes (amounts in thousands):

 Contractual Cash Obligations: **        Total       2004        2005        2006        2007        2008      Thereafter
-----------------------------------    --------    --------    --------    --------    --------    --------    ----------
Long Term Debt* ...................    $216,655    $  6,419    $ 12,838    $ 12,838    $ 12,838    $ 12,838    $  158,884
Term Loan .........................      31,095         819       1,625       1,625       1,625      25,401           ---
Operating Leases ..................       2,253         866         709         677           1         ---           ---
                                       --------    --------    --------    --------    --------    --------    ----------
Total Contractual Obligations......    $250,003    $  8,104    $ 15,172    $ 15,140    $ 14,464    $ 38,239    $  158,884
                                       ========    ========    ========    ========    ========    ========    ==========

-----------------
* Includes principal of $130 million on the 9 7/8% Notes due 2011 and Note interest accrued monthly and payable April 1st and October 1st of each year.

** Due to the completion of the debt refinancing in the second quarter of 2004, the Long Term Debt and Term Loan activity was recalculated to reflect current obligations and commitments.

      Commercial Commitments:            Total       2004        2005        2006        2007        2008      Thereafter
-----------------------------------    --------    --------    --------    --------    --------    --------    ----------
Credit Facility ...................    $ 16,285    $    327    $    649    $    649    $ 14,660    $    ---    $      ---
Other Commercial Commitments ......       4,980       4,071         336         262         173         138           ---
                                       --------    --------    --------    --------    --------    --------    ----------

Total Commercial Commitments ......    $ 21,265    $  4,398    $    985    $    911    $ 14,833    $    138    $      ---
                                       ========    ========    ========    ========    ========    ========    ==========

                          MISSION RESOURCES CORPORATION

SUBSEQUENT EVENTS

      On July 20, 2004, the Company announced that it had retained Petrie Parkman & Co., Inc. to assist in evaluating strategic alternatives to enhance stockholder value. We cannot assure you that any transaction will be entered into or completed as a result of this process.

      On July 29, 2004, the Company released a mid-year reserve update based upon the review of Netherland, Sewell & Associates, Inc. The reserves were priced at June 30, 2004 period end prices of $36.90 per BBL of oil and $6.02 per MMBTU of natural gas. Estimated net proved oil and gas reserves at June 30, 2004 were approximately 217 BCFE and the 10% present value of future cash flows for such reserves is approximately $407 million. We more than replaced production through reserve additions and extensions. The majority of the extensions are proved undeveloped locations identified in the Jalmat field. The Jalmat field acquisition in January and April 2004 is the majority of the 32.1 BCFE purchased reserves. Set forth below is a reconciliation of our yearend 2003 reserves to those reported as of June 30, 2004.

                                                              BCFE
                                                              -----
Proved reserves at beginning of year....................      177.9
Revisions of previous estimates.........................       (9.7)
Extensions and discoveries..............................       31.9
Production..............................................      (11.8)
Sales of reserves in-place..............................       (3.4)
Purchase of reserves in-place...........................       32.1
                                                              -----
Proved reserves at June 30, 2004........................      217.0
                                                              =====

      In general, estimates of economically recoverable oil and natural gas reserves and of the future net cash flows therefrom are based upon a number of factors, such as historical production from the properties, assumptions concerning future oil and natural gas prices, future operating costs and the assumed effects of regulation by governmental agencies, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. Estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of future net cash flows expected there from, prepared by different engineers or by the same engineers at different times, may vary. Mission's actual production, revenues, severance and excise taxes and development and operating expenditures with respect to its reserves will vary from such estimates, and such variances could be material.

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

                          MISSION RESOURCES CORPORATION

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

      We deplete the capitalized costs in the full cost pool, plus estimated future expenditures to develop reserves, on a prospective basis using the units of production method based upon the ratio of current production to total proved reserves. Depreciation, depletion and amortization is a significant component of our net income. Proportionally, it represented 36% and 35% of our total oil and gas revenues for the six month periods ended June 30, 2004 and 2003, respectively. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate. If, during 2004, our reserves increase by 10%, our depletion per MCFE would decrease approximately $0.17, or 9%; however, a 10% decrease in reserves would have an 11% impact, increasing depletion per MCFE by approximately $0.21.

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

      The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes, using a 10% discount rate. To the extent that our capitalized costs (net of depreciation, depletion, amortization, and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the six months ended June 30, 2004 and 2003.

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

                          MISSION RESOURCES CORPORATION

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

      Oil and gas prices used in the ceiling calculation at June 30, 2004 were $36.90 per barrel and $6.02 per MMBTU. A significant reduction in these prices at a future measurement date could trigger a full cost ceiling impairment. As an illustration, had oil and gas prices at June 30, 2004 been 10% lower, we would have been 68% closer to a ceiling impairment. Our hedging program would serve to mitigate some of the impact of any price decline. If our hedges were excluded from the ceiling calculation, we would have been 60% closer to a ceiling impairment.

DERIVATIVE INSTRUMENTS ACCOUNTING

      All of our commodity derivative instruments represent hedges of the price of future oil and natural gas production. We estimate the fair values of our hedges at the end of each reporting period. The estimated fair values of our commodity derivative instruments are recorded in the consolidated Balance Sheet as assets or liabilities as appropriate.

      For effective hedges, we record the change in the fair value of the hedge instruments to other comprehensive income, a component of stockholders' equity, until the hedged oil or natural gas quantities are produced. Any ineffectiveness in our hedges, which could represent either gains or losses, is reported when calculated at the end of each accounting period as part of the interest and other income line of the Statement of Operations.

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

REVENUE RECOGNITION

                          MISSION RESOURCES CORPORATION

      Mission records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. We may share ownership with other producers in certain properties. In this case, we use the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the Balance Sheet to account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a liability or a receivable, as appropriate, should be recorded equal to the net value of the imbalance. As of June 30, 2004, the Company had recorded a net liability of approximately $899,000, representing approximately 378,000 MCF at an average price of $2.37 per MCF, related to imbalances on properties at or nearing depletion. The net liability accrued as of June 30, 2003, was $1,236,000 representing 434,525 MCF at an average price of $2.84 per MCF.

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

                          MISSION RESOURCES CORPORATION

      When wells are sold the related liability and asset costs are removed from the Balance Sheet. Any difference between the two remains in the full cost pool. SFAS No. 143 does not specifically address the proper accounting to be applied by a full cost method company when properties are sold. A May 23, 2003 letter to the FASB and the SEC from a group of concerned companies makes inquiries and outlines possible alternatives, including our current treatment. Should a clarification be issued, there is a chance that Mission's treatment will be required to change and income would be impacted.

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

      Our NOLs are, subject to a number of restrictions, available to reduce cash taxes that may become owed in future years. In accordance with the accounting for income taxes under SFAS No. 109, we record a deferred tax asset and a reduction of our tax expense for our NOLs. If we estimate that some or all of our NOLs are more likely than not going to expire or otherwise not be utilized to reduce future tax, we record a valuation allowance to remove the benefit of those NOLs from our financial statements

      One of the restrictions on the future use of NOLs is contained in Section 382 of the Internal Revenue Code. In general, Section 382 provides that the amount of existing NOLs that may be used to offset future taxable income after the occurrence of an "ownership change" (as defined solely for Section 382 purposes) is limited to an amount that is determined, in part, by the fair market value of the enterprise at the time the ownership change occurred. The fair market value of the enterprise's individual assets and the timing in which the value of those assets are realized are also factors that impact the amount of NOLs available under Section 382 ("382 Limitation").

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

                          MISSION RESOURCES CORPORATION

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

      Our 12-month average realized price, excluding hedges, for natural gas per MCF was $0.11 less than the NYMEX MMBTU price. Our 12-month average realized price, excluding hedges, for oil was $1.05 per BBL less than NYMEX. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact the Mist field gas production that is sold at an annually fixed price.

      By removing the price volatility from hedged volumes of oil and natural gas production, we have mitigated, but not eliminated, the potential negative effect of declining prices on our operating cash flow. The potential for increased operating cash flow due to increasing prices has also been reduced. If all our commodity hedges were to settle at June 30, 2004 prices, our cash flows would decrease by $16.4 million; however the actual settlement of our hedges will increase or decrease cash flows over the period of the hedges at varying prices.

      As of August 3, 2004, Mission had the following hedges in place:

      OIL HEDGES

                                                     NYMEX       NYMEX
                                                     PRICE       PRICE
                    BBLS                           FLOOR/SWAP   CEILING
     PERIOD        PER DAY   TOTAL BBLS    TYPE        AVG.       AVG.
----------------   -------   ----------   ------   ----------   -------
Third Qtr. 2004     2,500      230,000     Swap      $24.30       N/A
Fourth Qtr. 2004    2,500      230,000     Swap      $23.97       N/A
Fourth Qtr. 2004      500       46,000    Collar     $35.00     $ 46.15
First Qtr. 2005     2,500      225,000    Collar     $28.71     $ 32.78
Second Qtr. 2005    2,000      182,000    Collar     $28.50     $ 31.82
Third Qtr. 2005     2,000      184,000    Collar     $28.13     $ 31.04
Fourth Qtr. 2005    2,000      184,000    Collar     $27.75     $ 30.65
First Qtr. 2006       750       67,500    Collar     $30.15     $ 37.07
Second Qtr. 2006      750       68,250    Collar     $30.10     $ 36.35
Third Qtr. 2006       750       69,000    Collar     $29.41     $ 36.40
Fourth Qtr. 2006      750       69,000    Collar     $29.34     $ 35.92

                          MISSION RESOURCES CORPORATION

      GAS HEDGES

                                                                 NYMEX
                                                      NYMEX      PRICE
                    MMBTU       TOTAL              PRICE FLOOR  CEILING
     PERIOD        PER DAY      MMBTU      TYPE       AVG.        AVG.
----------------   -------    ---------   ------   -----------  -------
Third Qtr. 2004     19,000    1,748,000   Collar      $4.71      $5.65
Fourth Qtr. 2004    16,500    1,518,000   Collar      $4.64      $5.73
First Qtr. 2005     12,000    1,080,000   Collar      $4.85      $8.85
Second Qtr. 2005     8,000      728,000   Collar      $4.66      $5.83
Third Qtr. 2005      8,000      736,000   Collar      $4.66      $5.80
Fourth Qtr. 2005     8,000      736,000   Collar      $4.66      $6.28
First Qtr. 2006      2,000      180,000   Collar      $5.00      $8.00

      These commodity derivative agreements expose Mission to counter party credit risk to the extent the counter party is unable to met its monthly settlement commitment to Mission. Mission believes it selects creditworthy counter parties to its hedge transactions and has entered into all of its derivative positions with only two different counter parties in order to minimize this risk. Each of Mission's counter parties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor's or Moody's.

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

      Our new senior secured revolving credit facility and term loan have floating interest rates and as such exposes us to interest rate risk. If interest rates were to increase 10% over their current levels, and at our current level of borrowing, our annualized interest expense would increase $211,000 or 1.4%. We have considered, but have not yet entered into, derivative transactions designed to mitigate interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

                          MISSION RESOURCES CORPORATION

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

                  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 19, 2004, the 2004 Annual Meeting of Stockholders was held in Houston, Texas. At the meeting, the stockholders elected the following people to serve as directors of the Company until the 2005 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

         Director                     For            Withheld
         --------                     ---            --------
Robert L. Cavnar                  33,127,889         142,141
Joseph N. Jaggers                 33,122,830         147,200
David A.B. Brown                  33,079,989         190,041
Robert R. Rooney                  33,069,986         200,044
Herbert C. Williamson, III        33,072,906         197,124

      The stockholders also adopted the 2004 Incentive Plan as follows:

                              For        Against   Abstain
                              ---        -------   -------
Incentive Plan            16,274,921    2,046,189   71,182

ITEM 5. OTHER INFORMATION

                  On August 4, 2004, the Compensation Committee of the Board of Directors of the Company granted to Robert L. Cavnar, Chairman, President and CEO of the Company, a nonqualified option to acquire 800,000 shares of the Company's common stock. This option has been granted to replace the grant of 800,000 share appreciation rights made to Mr. Cavnar in November, 2003. The option was granted under the 2004 Incentive Plan, has a term of 10 years, is fully vested and has a strike price of $.55 per share, which is the same exercise price as the surrendered share appreciation rights. As a result of this option having an exercise price below the current market value for the Company's common stock, the Company will recognize a noncash compensation expense of approximately $4.1 million ($2.6 million, net of tax) in the third quarter of 2004.

                          MISSION RESOURCES CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    Exhibits.

                        The following exhibits are filed with this Form 10-Q and they are identified by the number indicated.

                  4.1 Purchase Agreement dated April 1, 2004, among the Company, the Guarantors named therein and the Initial Purchasers named therein relating to the Company's 9 7/8% Senior Notes due 2011 (incorporated by reference to
                        Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  4.2 Indenture dated as of April 8, 2004, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company's 9 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  4.3 Exchange and Registration Rights Agreement dated s of April 8, 2004, among the Company, the Guarantors named therein and the Initial Purchasers named therein relating to the Company's 9 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  10.1 Credit Agreement dated as of April 8, 2004, among the Company, as Borrower, Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  10.2 Term Loan Agreement dated as of April 8, 2004, among the Company, as Borrower, Guggenheim Corporate Funding, LLC, as Collateral Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  10.3 Intercreditor Agreement dated as of April 8, 2004, by and between the Company, the Company's Subsidiaries, Wells Fargo Bank, National Association and Guggenheim Corporate Funding LLC (incorporated by reference to
                        Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  31.1* Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

                  31.2* Certification of Chief Financial Officer pursuant to
                        Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

                          MISSION RESOURCES CORPORATION

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

-------------
*Filed herewith.

                  b.     Reports on Form 8-K.

                  (i) The Company filed a Current Report on Form 8-K on April 1, 2004 regarding the agreement to sell $130.0 million aggregate principal amount of 9 7/8% Senior Notes due 2011 in a private offering.

                  (ii) The Company filed a Current Report on Form 8-K on April 8, 2004 (as amended by a Current Report on Form 8-K/A filed on April 15, 2004) regarding the completion of its private offering of $130.0 million of 9 7/8% Senior Notes due 2011 and its entering into a new senior secured revolving credit facility with a syndicate of lenders.

                  (iii) The Company filed a Current Report on Form 8-K on April 15, 2004, regarding its acquisition of approximately 14% additional working interest in the Jalmat Field in Lea County, N.M.

                  (iv) The Company filed a Current Report on Form 8-K on May 4, 2004 regarding the completion and testing of the #1 Barry well in DeWitt County, Texas and the recompletion of the High Island Block A-553 #A-7 in offshore Texas federal waters.

                  (v) The Company filed a Current Report on Form 8-K on May 6, 2004 in order to furnish the information included in its earnings press release for the quarter ended March 31, 2004.

                  (vi) The Company filed a Current Report on Form 8-K on May 19, 2004 regarding its adding EBITDA and Discretionary Cash Flow guidance for the full year of 2004.

                  (vii) The Company filed a Current Report on Form 8-K on June 7, 2004 in order to update the description of its capital stock.

                  (viii) The Company filed a Current Report on Form 8-K on June
                         10, 2004 regarding its entering into new gas hedging agreements.

                  (ix) The Company filed a Current Report on Form 8-K on June 30, 2004 announcing that it had been added to the Russell 3000 index effective June 25, 2004.

                          MISSION RESOURCES CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MISSION RESOURCES CORPORATION
                                          (Registrant)

Date: August 10, 2004            By: /s/ Robert L. Cavnar
                                     ------------------------------
                                    Robert L. Cavnar
                                    Chairman and Chief Executive Officer

Date: August 10, 2004            By: /s/ Richard W. Piacenti
                                     -----------------------------
                                    Richard W. Piacenti
                                    Executive Vice President and Chief Financial
                                    Officer

                          MISSION RESOURCES CORPORATION

                                INDEX TO EXHIBITS

                  4.1 Purchase Agreement dated April 1, 2004, among the Company, the Guarantors named therein and the Initial Purchasers named therein relating to the Company's 9 7/8% Senior Notes due 2011 (incorporated by reference to
                        Exhibit 4.1 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  4.2 Indenture dated as of April 8, 2004, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company's 9 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  4.3 Exchange and Registration Rights Agreement dated s of April 8, 2004, among the Company, the Guarantors named therein and the Initial Purchasers named therein relating to the Company's 9 7/8% Senior Notes due 2011 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  10.1 Credit Agreement dated as of April 8, 2004, among the Company, as Borrower, Wells Fargo Bank, National Association, as Lead Arranger and Administrative Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  10.2 Term Loan Agreement dated as of April 8, 2004, among the Company, as Borrower, Guggenheim Corporate Funding, LLC, as Collateral Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  10.3 Intercreditor Agreement dated as of April 8, 2004, by and between the Company, the Company's Subsidiaries, Wells Fargo Bank, National Association and Guggenheim Corporate Funding LLC (incorporated by reference to
                        Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).

                  31.1* Certification of Chief Executive Officer pursuant to
                        Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

-------------
*Filed herewith.