Form 10-Q
period 2004-09-30
MISSION RESOURCES CORP
filed 2004-11-10
CIK 319459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

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

(713) 495-3000
Registrant’s telephone number, including area code

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

As of November 8, 2004, 40,967,937 shares of common stock of Mission Resources Corporation were outstanding.

MISSION RESOURCES CORPORATION

INDEX

Page #
PART I. FINANCIAL INFORMATION	1
ITEM 1. Financial Statements	1
Consolidated Balance Sheets:
September 30, 2004 (Unaudited) and December 31, 2003	1
Consolidated Statements of Operations (Unaudited):
Three months and nine months ended September 30, 2004 and 2003	3
Consolidated Statements of Cash Flows (Unaudited):
Nine months ended September 30, 2004 and 2003	4
Notes to Consolidated Financial Statements (Unaudited)	6
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	38
ITEM 4. Controls and Procedures	40
PART II. OTHER INFORMATION	41
ITEM 1. Legal Proceedings	41
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
ITEM 3. Defaults Upon Senior Securities	41
ITEM 4. Submission of Matters to a Vote of Security Holders	41
ITEM 5. Other Information	41
ITEM 6. Exhibits	42
Form of Nonstatutory Stock Option Grant Agreement
Form of Director Non-Qualified Stock Option
Form of Incentive Stock Option Grant Agreement
First Amend.to Employment Agmt - Robert L. Cavnar
First Amend.to Employment Agmt - Richard W. Piacenti
First Amend.to Employment Agmt - John L. Eells
First Amend.to Employment Agmt - Joseph G. Nicknish
First Amend.to Employment Agmt - Marshall L. Munsell
Consent of Netherland, Sewell & Associates, Inc.
Certification of CEO Purusant to Rule 13a-14(a)
Certification of CFO Purusant to Rule 13a-14(a)
Certification of CEO Purusant to 18 U.S.C. Section 1350
Certification of CFO Purusant to 18 U.S.C. Section 1350

i

MISSION RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,655	$2,234
Cash held for reinvestment	—	24,877
Accounts receivable	4,555	6,327
Accrued revenues	11,912	8,417
Current deferred income taxes	6,173	3,076
Prepaid expenses and other	3,257	2,523

Total current assets	33,552	47,454

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties (full cost), including unproved properties of $8,873 and $6,123 excluded from amortization as of September 30, 2004 and December 31, 2003, respectively	867,959	805,900
Asset retirement cost	12,600	10,987
Accumulated depreciation, depletion and amortization	(556,770)	(514,759)

Net property, plant and equipment	323,789	302,128

Leasehold, furniture and equipment	5,119	4,405
Accumulated depreciation	(2,635)	(2,065)

Net leasehold, furniture and equipment	2,484	2,340

OTHER ASSETS	8,678	5,404

	$368,503	$357,326

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share information)

	September 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,165	$8,864
Accrued liabilities	13,757	9,131
Interest payable	6,324	3,425
Commodity derivative liabilities	18,212	8,597
Asset retirement obligation	1,585	1,160

Total current liabilities	49,043	31,177
LONG-TERM DEBT:
Term loan facility	25,000	80,000
Revolving credit facility	10,000	—
Senior 9 7/8% notes due 2011	130,000	—
Senior subordinated 10 7/8% notes due 2007	—	117,426
Unamortized premium on issuance of senior subordinated 10 7/8% notes due 2007	—	1,070

Total long-term debt	165,000	198,496
LONG-TERM LIABILITIES:
Commodity derivative liabilities, excluding current portion	4,463	80
Deferred income taxes, excluding current portion	18,092	20,346
Other liabilities	—	130
Asset retirement obligation, excluding current portion	31,245	32,157

Total long-term liabilities	53,800	52,713
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 40,911,304 and 28,017,636 shares issued at September 30, 2004 and December 31, 2003, respectively	413	284
Additional paid-in capital	207,033	172,532
Retained deficit	(90,110)	(90,232)
Treasury stock, at cost, 389,323 shares at September 30, 2004 and December 31, 2003	(1,937)	(1,937)
Other comprehensive income (loss), net of taxes	(14,739)	(5,707)

Total stockholders’ equity	100,660	74,940

	$368,503	$357,326

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except per share information)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Oil and gas revenues	$34,470	$24,071	$94,901	$74,246
Gain (loss) on extinguishments of debt	50	—	(2,606)	22,375
Interest and other income (expense)	508	170	(681)	892

	35,028	24,241	91,614	97,513

COSTS AND EXPENSES:
Lease operating expenses	8,077	8,309	21,283	25,563
Transportation costs	76	130	164	322
Taxes other than income	2,657	2,106	6,834	6,951
Asset retirement obligation accretion expense	274	350	816	1,038
Depreciation, depletion and amortization	11,683	10,037	33,947	27,963
General and administrative expenses	7,005	2,581	12,784	8,013
Interest and related expenses	3,891	6,569	15,598	19,028

	33,663	30,082	91,426	88,878

Income (loss) before cumulative effect of a change in accounting method	1,365	(5,841)	188	8,635
Provision (benefit) for income taxes	497	(2,038)	66	3,029

Income (loss) before income taxes and cumulative effect of a change in accounting method	868	(3,803)	122	5,606
Cumulative effect of a change in accounting method, net of deferred tax of $935 in 2003	—	—	—	(1,736)

Net income (loss)	$868	$(3,803)	$122	$3,870

Income (loss) before cumulative effect of a change in accounting method per share	$0.02	$(0.16)	$0.00	$0.24

Income (loss) before cumulative effect of a change in accounting method per share-diluted	$0.02	$(0.16)	$0.00	$0.23

Net income (loss) per share	$0.02	$(0.16)	$0.00	$0.16

Net income (loss) per share-diluted	$0.02	$(0.16)	$0.00	$0.16

Weighted average common shares outstanding	40,746	23,515	37,661	23,508

Weighted average common shares outstanding-diluted	42,985	23,515	39,454	24,291

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$122	$3,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,947	27,963
(Gain) loss on commodity hedges	132	(603)
(Gain) loss on interest rate swap	—	(520)
(Gain) loss on extinguishment of debt	2,606	(22,375)
Cumulative effect of a change in accounting method, net of deferred tax	—	1,736
Asset retirement obligation accretion expense	816	1,038
Amortization of deferred financing costs and bond premium	1,288	1,536
Deferred income taxes	(277)	2,754
Compensation expense-stock options	4,120	—
Other	353	(341)
Change in assets and liabilities:
Accounts receivable and accrued revenue	(2,122)	8,237
Accounts payable and accrued liabilities	7,909	2,973
Abandonment costs	(1,780)	(3,542)
Other	(664)	(1,385)

Net cash flows provided by operating activities	46,450	21,341
Cash flows from investing activities:
Acquisition of oil and gas properties	(30,420)	(953)
Additions to oil and gas properties	(32,952)	(23,010)
Additions to leasehold, furniture and equipment	(714)	(875)
Proceeds on sale of oil and gas properties, net	8,632	2,983
Distribution from equity investment	178	—

Net cash flows used in investing activities	(55,276)	(21,855)
Cash flows from financing activities:
Proceeds from borrowings	182,500	80,000
Repayment of borrowings	(186,511)	(71,700)
Stock issuance costs, net of proceeds	679	—
Cash held for reinvestment	24,877	—
Financing costs	(7,298)	(4,787)

Net cash flows provided by financing activities	14,247	3,513
Net increase in cash and cash equivalents	5,421	2,999
Cash and cash equivalents at beginning of period	2,234	11,347

Cash and cash equivalents at end of period	$7,655	$14,346

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2004	2003
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,076	$16,495
Income taxes paid (refunded)	$269	$(550)

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly Mission Resources Corporation’s (the “Company” or “Mission”) financial position at September 30, 2004, and the results of operations and changes in cash flows for the periods ended September 30, 2004 and 2003. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

     The consolidated financial statements include the accounts of Mission Resources Corporation and its wholly owned subsidiaries. Mission owns a 26.6% interest in the White Shoal Pipeline Corporation that is accounted for using the equity method. Mission’s net investment of approximately $229,550 at September 30, 2004 is included in the other assets line of the Consolidated Balance Sheet.

Oil and Gas Property Accounting

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditure, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three and nine month periods ending September 30, 2004 or 2003.

Royalties Payable

     The accrued liabilities line of the Consolidated Balance Sheet includes approximately $3.0 million of royalties that are awaiting completion of title opinions. Upon receipt of the title opinions and executed division orders, Mission will be required to make payment. Since June 30, 2004, Mission has made payments and reduced the June 30, 2004 balance of $4.6 million to the $3.0 million balance at September 30, 2004. This liability may increase in size as the well produces or decrease as title opinions are completed and royalties paid. Typically, royalties are paid within one to two months after the production is sold.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

Receivables

     Joint interest receivables are recorded at the invoiced amount and typically do not bear interest. The Company reviews collectibility of such receivables monthly. Balances over ninety days past due and exceeding $30,000 are reviewed individually for collectibility. Account balances are charged against earnings when the Company determines the potential for recovery is remote. During the three months ended September 30, 2004, no such receivables were charged against earnings; however, during the nine months ended September 30, 2004, approximately $399,000 of such receivables were charged against earnings. The income charge is included in the interest and other income line of the Consolidated Statement of Operations. The Company does not have any off-balance sheet credit exposure related to its customers.

     From time to time, certain other receivables are created and may be significant. The Company had recorded a receivable of approximately $1.5 million from a private oil and gas company representing six months of override revenue. On November 8, 2004 the Company received $1.5 million as full payment of this receivable.

Comprehensive Income

     Comprehensive income includes all changes in a company’s equity except those resulting from investments by owners and distributions to owners. The Company’s total comprehensive income for the three months and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$868	$(3,803)	$122	$3,870
Hedge accounting for derivative instruments, net of tax	(4,357)	3,245	(9,032)	399

Comprehensive income (loss)	$(3,489)	$(558)	$(8,910)	$4,269

     The accumulated balance of other comprehensive loss related to hedge accounting is as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
December 31 balance	$(5,707)	$(4,195)
Net loss on cash flow hedges	(12,791)	(13,185)
Reclassification adjustments	(1,074)	13,369
Tax effect on hedging activity	4,833	215

September 30 balance	$(14,739)	$(3,796)

Stock-Based Employee Compensation Plans

     At September 30, 2004, the Company has two active stock-based employee compensation plans: the 1996 Stock Incentive Plan and the 2004 Stock Incentive Plan. The 2004 Plan was approved by the Board of Directors on March 4, 2004 and by the Company’s stockholders at the May 19, 2004 annual stockholders’ meeting. One inactive plan, the 1994 Stock Incentive Plan,

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

still has options outstanding that have not expired or been exercised; however, no new options can be granted under the plan. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under those plans when the exercise price of the option is equal to the market value of the underlying common stock on the date of the grant. Net income would be affected; however, if the exercise price of the option differed from the market price.

     SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Had compensation cost for the Company’s stock option compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share of common stock would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) (in thousands)
As reported	$868	$(3,803)	$122	$3,870
Pro forma	$868	$(3,943)	$(3,325)	$2,587
Earnings (loss) per share
As reported	$0.02	$(0.16)	$0.00	$0.16
Pro forma	$0.02	$(0.17)	$(0.09)	$0.11
Diluted earnings (loss) per share
As reported	$0.02	$(0.16)	$0.00	$0.16
Pro forma	$0.02	$(0.17)	$(0.09)	$0.11

Recently Adopted Pronouncements

     Staff Accounting Bulletin (“SAB”) No. 106, regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full cost accounting method was issued in September 2004. SAB 106 provided an interpretation of how a company, after adopting Statement 143, should compute the full cost ceiling to avoid double-counting the expected future cash outflows associated with asset retirement costs. The provisions of this interpretation have been applied by the Company and have no financial impact.

     The FASB issued Interpretation No. 46 (R ), Consolidation of Variable Interest Entities, an interpretation of APB No. 51, in January 2003. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Company does not own an interest in any variable interest entities; therefore, this interpretation does not have any effect on its financial statements. The provisions of this interpretation will be applied in the future should Mission acquire or establish a variable interest entity.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

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

     The Company adopted the provisions of SFAS No. 143 with a calculation effective January 1, 2003. The Company’s assets are primarily working interests in producing oil and gas properties and related support facilities. The life of these assets is generally determined by the estimation of the quantity of oil or gas reserves available for production and the amount of time such production should require. The cost of retiring such assets, the asset retirement obligation, is typically referred to as abandonment costs. The Company hired independent engineers to provide estimates of current abandonment costs on all its properties, applied valuation techniques appropriate under SFAS No. 143, and in 2003 recorded a net initial asset retirement obligation of $44.3 million on its Consolidated Balance Sheet. An asset retirement cost of $14.4 million was simultaneously capitalized in the oil and gas properties section of the Consolidated Balance Sheet. The adoption of SFAS No. 143 was accounted for as a change in accounting principle in 2003, requiring that a $2.7 million charge, net of $935,000 in deferred tax be recorded to income as a cumulative effect of the change in accounting principle.

     The following table shows changes in the asset retirement obligation that have occurred in 2004 (amounts in thousands):

Nine Months Ended
Asset Retirement Obligation	September 30, 2004
December 31, 2003 balance	$33,317
Liabilities incurred	2,098
Liabilities settled	(1,603)
Liabilities sold	(1,798)
Accretion expense	816

Ending balance	32,830

Less: current portion	1,585

Long-term portion	31,245

Reclassifications

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

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

2. Stockholders’ Equity

     On February 25, 2004, the Company acquired $15 million of its 10 7/8% senior subordinated notes due 2007 from Stellar Funding, Ltd. in exchange for 6.25 million shares of the Company’s common stock. On March 15, 2004, the Company acquired an additional $15 million of its 10 7/8% senior subordinated notes due 2007 from Harbert Distressed Investment Master Fund, Ltd. in exchange for 6.0 million shares of the Company’s common stock.

     On April 8, 2004, Mission issued 312,000 shares of its common stock in lieu of cash to its financial advisors as a fee for services rendered during the debt refinancing discussed below in Note 3. The $1.2 million fair value of this consideration was recorded as deferred financing costs in the other assets line of the Consolidated Balance Sheet.

     On August 4, 2004, the Compensation Committee of the Board of Directors of the Company granted to Robert L. Cavnar, Chairman, President and CEO of the Company, a nonqualified option to acquire 800,000 shares of the Company’s common stock. This option was granted to replace the grant of 800,000 share appreciation rights made to Mr. Cavnar in November 2003. The option was granted under the 2004 Incentive Plan, has a term of 10 years, is fully vested and has a strike price of $0.55 per share, which is the same exercise price as the surrendered share appreciation rights. As a result of this option having an exercise price below the market value for the Company’s common stock at the time of issuance, the Company recognized a non-cash compensation expense of approximately $4.1 million ($2.6 million, net of tax) in the third quarter of 2004.

     The following represents a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation for the three and nine months ended September 30, 2004 and 2003, respectively. Additionally, potentially dilutive options and warrants that are not in the money are excluded from the computation of diluted earnings per share. For the three months ended September 30, 2004 and 2003, the potentially dilutive options and warrants excluded represented 0.4 million and 1.0 million shares, respectively. For the nine months ended September 30, 2004 and 2003, the potentially dilutive options and warrants excluded represented 2.1 million and 1.1 million shares, respectively.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

SFAS No. 128 reconciliation (amounts in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income (loss) per common share:
Income (loss) available to common stockholders	$868	40,746	$0.02	$(3,803)	23,515	$(0.16)

Effect of dilutive securities:
Options and warrants	—	2,239		—	— *

Income (loss) per common share-diluted:
Income (loss) available to common stockholders and assumed conversions	$868	42,985	$0.02	$(3,803)	23,515	$(0.16)

     * 2,132 shares were excluded from this calculation because to include would have been antidilutive.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2004			September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income (loss) per common share:
Income (loss) available to common stockholders	$122	37,661	$0.00	$3,870	23,508	$0.16

Effect of dilutive securities:
Options and warrants	—	1,793		—	783

Income (loss) per common share-diluted:
Income (loss) available to common stockholders and assumed conversions	$122	39,454	$0.00	$3,870	24,291	$0.16

     As of September 30, 2004 and 2003, Mission held in treasury 389,323 shares of its common stock that had been acquired at an aggregate price of $1.9 million. These treasury shares are reported at cost as a reduction to Stockholders’ Equity on the Consolidated Balance Sheet.

3. Long Term Debt

Refinancing

     On April 8, 2004, Mission issued new senior notes, announced the redemption of its 10 7/8% senior subordinated notes due 2007 (the “10 7/8% Notes”), and replaced both its revolving credit facility and its term loan. Those transactions and the details of the resulting debt are discussed below.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

9 7/8% Notes

     On April 8, 2004, Mission issued $130.0 million of its 9 7/8% senior notes due 2011 (the “9 7/8% Notes”) which are guaranteed on an unsubordinated, unsecured basis by all of its current subsidiaries. Interest on the notes is payable semi-annually, on each April 1 and October 1, commencing on October 1, 2004.

     A portion of the net proceeds from the offering of the 9 7/8% Notes was set aside to redeem, on May 10, 2004, the $87.4 million aggregate principal amount of the 10 7/8% Notes that remained outstanding. On April 8, 2004, the remainder of the net proceeds from the offering of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit facility (as described below) and $25.0 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company’s outstanding indebtedness under its prior revolving credit facility and term loan.

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

Year	Percentage
2008	104.93750%
2009	102.46875%
2010	100.00000%

     If the Company experiences specific kinds of change of control, it may be required to purchase all or part of the 9 7/8% Notes at a price equal to 101% of the principal amount together with accrued and unpaid interest.

     The 9 7/8% Notes contain covenants that, subject to certain exceptions and qualifications, limit the Company’s ability and the ability of certain of its subsidiaries to:

•	incur additional indebtedness or issue certain types of preferred stock or redeemable stock;

•	transfer or sell assets;

•	enter into sale and leaseback transactions;

•	pay dividends or make other distributions on stock, redeem stock or redeem subordinated debt;

•	enter into transactions with affiliates;

•	create liens on its assets;

•	guarantee other indebtedness;

•	enter into agreements that restrict dividends from subsidiaries;

•	make investments;

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

•	sell capital stock of subsidiaries; and

•	merge or consolidate.

     Standard and Poor’s and Moody’s currently publish debt ratings for the 9 7/8% Notes. Their ratings consider a number of items including the Company’s debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. Standard & Poor’s rating on the 9 7/8% Notes is “CCC” and Moody’s rating is “Caa2.” A decline in credit ratings will not create a default or other unfavorable change in the 9 7/8% Notes.

Senior Secured Revolving Credit Facility

     On April 8, 2004, the Company entered into a new senior secured revolving credit facility led by Wells Fargo Bank, N.A. The facility, which matures on April 8, 2007, is secured by a first priority mortgage and security interest in at least 85% of the Company’s oil and gas properties, all of the ownership interests of all of the Company’s subsidiaries, and the Company’s equipment, accounts receivable, inventory, contract rights, general intangibles and other assets. The facility is also guaranteed by all of the Company’s subsidiaries.

     Availability under the facility, which includes a $3 million subfacility for standby letters of credit, is subject to a borrowing base that is determined at the sole discretion of the facility lenders. The initial borrowing base of the facility was $50 million, of which $30 million was available for general corporate purposes and $20 million was available for the acquisition of oil and gas properties approved by the lenders. The borrowing base is redetermined on each April 1 and October 1. Mission and the lenders each have the option to request one unscheduled interim redetermination between scheduled redetermination dates. On October 1, 2004, it was determined that there will be no change in the borrowing base.

     On April 8, 2004, the Company was advanced $21.5 million under the facility, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $25 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company’s outstanding indebtedness under its prior revolving credit facility and term loan. At September 30, 2004, $10.0 million in borrowings were outstanding and $39.9 million was available for borrowing ($20 million of which is restricted to the acquisition of oil and gas properties approved by the lenders).

     Advances under the facility bear interest, at the Company’s option, at either (i) a margin (which varies from 25.0 basis points to 125.0 basis points based upon utilization of the borrowing base) over the base rate, which is the higher of (a) Wells Fargo’s prime rate in effect on that day, and (b) the federal funds rate in effect on that day as announced by the Federal Reserve Bank of New York, plus 0.5%; or (ii) a margin (which varies from 175.0 basis points to 275.0 basis points based upon utilization of the borrowing base) over LIBOR. The Company is allowed to prepay any base rate or LIBOR loan without penalty, provided that each prepayment is at least $500,000 and multiples of $100,000 in excess thereof, plus accrued and unpaid interest.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

     Standby letters of credit may be issued under the $3 million letter of credit subfacility. Mission is required to pay, to the issuer of the letter of credit, with respect to each issued letter of credit, (i) a per annum letter of credit fee equal to the LIBOR margin then in effect multiplied by the face amount of such letter of credit plus (ii) an issuing fee of the greater of $500 or 12.5 basis points.

     The facility requires the Company to hedge forward, on a rolling 12-month basis, 50% of proved producing volumes projected to be produced over the following 12 months. The Company is also required to hedge forward, on a rolling 12-month basis, 25% of proved producing volumes projected to be produced over the succeeding 12-month period. Any time that Mission has borrowings under the facility in excess of 70% of the borrowing base available for general corporate purposes, the agent under the facility may require Mission to hedge a percentage of projected production volumes on terms acceptable to the agent.

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

     The facility contains the following covenants which are considered important to Mission’s operations. At September 30, 2004, Mission was in compliance with each of the following covenants:

•	The Company is required to maintain a current ratio of consolidated current assets (as defined in the facility) to consolidated current liabilities (as defined in the facility) of not less than 1.0 to 1.0;

•	The Company is required to maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) an interest coverage ratio (as defined in the facility) of no less than (i) 2.50 for June 30, 2004 through December 31, 2004, (ii) 2.75 for March 31, 2005 through June 30, 2005, and (iii) 3.0 for September 30, 2005 and thereafter;

•	The Company is required to maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) a leverage ratio (as defined in the facility) of no more than (i) 3.75 for June 30, 2004 through September 30, 2004, and (ii) 3.5 for December 31, 2004 and thereafter; and

•	The Company is required to maintain a tangible net worth (as defined in the facility) of not less than 85% of tangible net worth at March 31, 2004, plus 50% of positive net income after tax distributions, plus 100% of equity offerings after March 31, 2004, excluding any asset impairment charges.

     The facility also includes restrictions with respect to changes in the nature of the Company’s business; sale of all or a substantial or material part of its assets; mergers, acquisitions, reorganizations and recapitalizations; liens; guarantees; debt; leases; dividends and other distributions; investments; debt prepayments; sale-leasebacks; capital expenditures; lease expenditures; and transactions with affiliates.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

Second Lien Term Loan

     On April 8, 2004, Mission entered into a second lien term loan with a syndicate of lenders arranged by Guggenheim Corporate Funding, LLC. The loan, which matures on April 8, 2008, is secured by a second priority security interest in the assets securing the senior secured revolving credit facility. The facility is also guaranteed by all of Mission’s subsidiaries. On April 8, 2004, the Company borrowed the $25.0 million under the loan, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $21.5 million borrowed under the senior secured revolving credit facility (as described above), was used to completely discharge all of the outstanding indebtedness under the prior revolving credit facility and term loan.

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

Redeemed 10 7/8% Notes

     In April 1997, the Company issued $100 million of 10 7/8% Notes due 2007. On May 29, 2001, the Company issued an additional $125 million of 10 7/8% Notes with identical terms to the notes issued in April 1997 at a premium of $1.9 million. The premium, shown separately on the Consolidated Balance Sheet, was amortized as a reduction of interest expense over the life of the 10 7/8% Notes so that the effective interest rate on the additional 10 7/8% Notes was 10.5%. Interest on the 10 7/8% Notes was payable semi-annually on April 1 and October 1.

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

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

Net Gain on
Extinguishment
		Principal	Common	of 10 7/8%
Date	Note Holder	Value	Shares	Notes
December 2003	FTVIPT — Franklin Income Securities Fund and Franklin Custodian Funds — Income Series	$10 million	4.50 million	$1.1 million
February 2004	Stellar Funding, Ltd.	$15 million	6.25 million	$0.5 million
March 2004	Harbert Distressed Investment Master Fund, Ltd.	$15 million	6.00 million	$0.9 million

     On May 10, 2004, the remaining $87.4 million of 10 7/8% Notes were redeemed at a premium of approximately $1.6 million. This premium is included in the $4.1 million ($2.6 million, net of tax) net loss on extinguishment of debt reported in the three month period ended June 30, 2004.

Former Credit Facilities

     The Company was party to a $150.0 million credit facility with a syndicate of lenders. The credit facility was a revolving facility, expiring May 16, 2004, which allowed Mission to borrow, repay and re-borrow under the facility from time to time. The total amount which might be borrowed under the facility was limited by the borrowing base periodically set by the lenders based on Mission’s oil and gas reserves and other factors deemed relevant by the lenders. The facility was re-paid in full and cancelled on March 28, 2003.

     On March 28, 2003, simultaneously with the acquisition of $97.6 million in principal amount of the 10 7/8% Notes, the Company amended and restated the credit facility with new lenders, led by Farallon Energy Lending, LLC. Deferred financing costs of $947,000 relating to the previously existing facility were charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated facility, the Company borrowed $80.0 million, the proceeds of which were used to acquire approximately $97.6 million face amount of 10 7/8% Notes, to pay accrued interest on the 10 7/8% Notes purchased, and to pay closing costs. The amended and restated facility was cancelled in April 2004 and was replaced by the “Senior Secured Revolving Credit Facility” discussed above.

4. Derivative Instruments and Hedging Activities

     The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a costless collar, is the Company’s preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

the price floor and no higher than the price ceiling for hedged production. The Company has also entered into some commodity swaps that fix the NYMEX price to be received. Hedging activities decreased revenues by $5.7 million and $3.5 million for the three month periods ended September 30, 2004 and 2003, respectively, and by $12.8 million and $13.2 million for the nine month periods ended September 30, 2004 and 2003, respectively.

     The Company’s 12-month average realized price, excluding hedges, for natural gas was $0.03 per MCF less than the NYMEX MMBTU price. The Company’s 12-month average realized price, excluding hedges, for oil was $1.29 per BBL less than the NYMEX price. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact of the Mist field gas production that is sold at an annually fixed price.

     The Company has elected to designate all hedges by applying the interpretations from the FASB’s Derivative Implementation Group issue G-20 (“DIG G-20”). By using the DIG G-20 approach, because the Company’s collars and swaps meet specific criteria, the time value component is included in the hedge relationship and is recorded to other comprehensive income (“OCI”) rather than to income, which reduces earnings variability.

     Should ineffectiveness occur for reasons other than time, that ineffectiveness is recognized currently and is reported in the interest and other income line of the Consolidated Statement of Operations. The Company has acquired a license for software specifically designed to make the complex calculations required by SFAS No. 133, including calculating ineffectiveness. The Company recognized a net gain related to the ineffectiveness of its cash flow hedges in the three month period ended September 30, 2004 of approximately $433,000 and a net loss related to the ineffectiveness of its cash flow hedges for the nine month period ended September 30, 2004 of approximately $132,000. As the existing hedges settle over the next two years, gains or losses in OCI will be reclassified to earnings. Using September 30, 2004 strip prices, the amount expected to be reclassified over the next twelve months will be an $11.5 million loss, net of taxes.

     The following tables detail the cash flow commodity hedges that were in place at September 30, 2004:

Oil Hedges

				NYMEX	NYMEX
				Price	Price
	BBLS			Floor/Swap	Ceiling
Period	Per Day	Total BBLS	Type	Avg.	Avg.
Fourth Qtr. 2004	2,500	230,000	Swap	$23.97	N/A
Fourth Qtr. 2004	500	46,000	Collar	$35.00	$46.15
First Qtr. 2005	2,500	225,000	Collar	$28.71	$32.78
Second Qtr. 2005	2,000	182,000	Collar	$28.50	$31.82
Third Qtr. 2005	2,000	184,000	Collar	$28.13	$31.04
Fourth Qtr. 2005	2,000	184,000	Collar	$27.75	$30.65
First Qtr. 2006	750	67,500	Collar	$30.15	$37.07
Second Qtr. 2006	750	68,250	Collar	$30.10	$36.35
Third Qtr. 2006	750	69,000	Collar	$29.41	$36.40
Fourth Qtr. 2006	750	69,000	Collar	$29.34	$35.92

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

Gas Hedges

				NYMEX	NYMEX
	MMBTU	Total		Price Floor	Price Ceiling
Period	Per Day	MMBTU	Type	Avg.	Avg.
Fourth Qtr. 2004	16,500	1,518,000	Collar	$4.64	$5.73
First Qtr. 2005	12,000	1,080,000	Collar	$4.85	$8.85
Second Qtr. 2005	8,000	728,000	Collar	$4.66	$5.83
Third Qtr. 2005	8,000	736,000	Collar	$4.66	$5.80
Fourth Qtr. 2005	8,000	736,000	Collar	$4.66	$6.28
First Qtr. 2006	2,000	180,000	Collar	$5.00	$8.00

     The Company may also enter into financial instruments such as interest rate swaps to manage the impact of interest rates. The Company paid $1.3 million in February 2003 to cancel an interest rate swap under which Mission received a fixed interest rate and paid a floating interest rate. The swap originated in 1998 and had a notional value of $80 million.

5. Income Taxes

     The provision for federal and state income taxes for the three months and nine months ended September 30, 2004 was based upon a 36% and 35% effective tax rate, respectively. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the recognition of future taxable income during the periods in which those temporary differences are available. Based upon projections for future state taxable income, management believes it is more likely than not that the Company will not realize its entire deferred tax asset related to state income taxes. In addition, management believes it is more likely than not that the Company will not realize its deferred tax asset related to the impairment of the interest in Carpatsky. A valuation allowance of approximately $ 5.1 million has been recorded at September 30, 2004.

     On December 17, 2003, the Company issued 4.5 million shares of common stock in exchange for the surrender of $10 million of the 10 7/8% Notes. As a result of this transaction, management believes that the Company has experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code, which could result in the imposition of significant limitations on the future use of the Company’s existing net operating loss (NOL) and tax credit carryforwards in the future. The limitations imposed by Section 382 could have an affect upon the Company’s ability to fully utilize its net operating loss and tax credit carryforwards to offset future taxable income and related tax liabilities. Quarterly, we review the estimated impact that a 382 Limitation may have upon the future availability of our net operating losses. Based on that review, as of September 30, 2004, no limitation has been reflected because there is not one indicated.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

6. Guarantees

     In 1993 and 1996 the Company entered into agreements with surety companies and with Torch Energy Advisors Incorporated (“Torch”) and Nuevo Energy Company (“Nuevo”) whereby the surety companies agreed to issue such bonds to the Company, Torch and/or Nuevo. However, Torch, Nuevo and the Company agreed to be jointly and severally liable to the surety company for any liabilities arising under any bonds issued to the Company, Torch and/or Nuevo. Torch currently has no bonds outstanding pursuant to these agreements and Nuevo has issued approximately $34.3 million of bonds. The Company has notified the sureties that it will not be responsible for any new bonds issued to Torch or Nuevo. However, the sureties are permitted under these agreements to seek reimbursement from the Company, as well and from Torch and Nuevo, if the surety makes any payments under the bonds issued to Torch and Nuevo. On May 17, 2004, Plains Exploration and Production Company announced it had completed the acquisition of Nuevo Energy Company effective May 14, 2004.

     The Company’s subsidiaries, Mission E&P Limited Partnership, Mission Holdings LLC and Black Hawk Oil Company are guarantors under the Senior Secured Revolving Credit Facility, the Second Lien Term Loan and the indenture for the 9 7/8% Notes.

7. Supplemental Guarantor Information — UNAUDITED

     Mission E&P Limited Partnership, Mission Holdings LLC and Black Hawk Oil Company, all subsidiaries of Mission Resources Corporation (collectively, the “Guarantor Subsidiaries”) are guarantors under the Senior Secured Revolving Credit Facility, the Second Lien Term Loan and the indenture for the 9 7/8% Notes. The Company does not believe that separate financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING BALANCE SHEETS – UNAUDITED
As of September 30, 2004
(In thousands)

	Mission	Guarantor
	Resources	Subsidiaries	Eliminations		Consolidated
Total current assets	$27,676	$5,876	$		$33,552
Net property, plant and equipment	184,120	139,669			323,789
Net leasehold, furniture and equipment	2,455	29			2,484
Investment in subsidiaries	147,107	143,970		(291,077)	—
Total other assets	8,678	—			8,678

Total assets	$370,036	$289,544		$(291,077)	$368,503

Total current liabilities	$46,623	$2,420	$		$49,043
Long-term debt	165,000	—			165,000
Deferred taxes	(43,276)	61,368			18,092
Other long-term liabilities	4,463	—			4,463
Intercompany	56,433	(56,433)			—
Asset retirement obligation, excluding current portion	20,609	10,636			31,245
Total stockholders’ equity	120,184	271,553		(291,077)	100,660

Total liabilities and stockholders’ equity	$370,036	$289,544		$(291,077)	$368,503

CONDENSED CONSOLIDATING INCOME STATEMENTS — UNAUDITED
For the Nine Months Ended September 30, 2004
(In thousands)

	Mission	Guarantor
	Resources	Subsidiaries	Eliminations		Consolidated
Revenues	$61,936	$29,678	$		$91,614
Equity in earnings from subsidiaries	1,010	—		(1,010)	—
Expenses	(66,960)	(24,466)			(91,426)

Net earnings (loss) before income taxes	(4,014)	5,212		(1,010)	188
Income taxes	(4,136)	4,202			66

Net earnings (loss)	$122	$1,010		$(1,010)	$122

MISSION RESOURCES CORPORATION
Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — UNAUDITED
For the Nine Months Ended September 30, 2004
(In thousands)

	Mission	Guarantor
	Resources	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$122	$1,010	$(1,010)	$122
Non-cash adjustments	30,455	11,520	1,010	42,985
Changes in assets and liabilities	(22,202)	25,545		3,343

Net cash provided by operating activities	8,375	38,075	—	46,450

Cash flows from investing activities:
Net property, plant and equipment	(16,715)	(38,025)		(54,740)
Leasehold, furniture and equipment	(664)	(50)		(714)
Other	178	—		178

Net cash used in investing activities	(17,201)	(38,075)	—	(55,276)

Cash flows from financing activities:
Proceeds from borrowings	182,500			182,500
Repayment borrowings	(186,511)			(186,511)
Stock issuance costs, net of proceeds	679			679
Financing costs	(7,298)			(7,298)
Restricted cash held for investments	24,877			24,877

Net cash provided by financing activities	14,247	—	—	14,247
Net increase (decrease) in cash and cash equivalents	5,421	—		5,421
Cash and cash equivalents at beginning of period	2,224	10		2,234

Cash and cash equivalents at end of period	$7,645	$10	$—	$7,655

CONDENSED CONSOLIDATING BALANCE SHEETS – UNAUDITED
As of December 31, 2003
(In thousands)

	Mission	Guarantor
	Resources	Subsidiaries	Eliminations		Consolidated
Total current assets	$40,557	$6,897	$		$47,454
Net property, plant and equipment	188,964	113,164			302,128
Net leasehold, furniture and equipment	2,361	(21)			2,340
Investment in subsidiaries	146,097	143,970		(290,067)	—
Total other assets	5,404	—			5,404

Total assets	$383,383	$264,010		$(290,067)	$357,326

Total current liabilities	$30,185	$992	$		$31,177
Long-term debt	198,496	—			198,496
Deferred taxes	(37,034)	57,380			20,346
Other long-term liabilities	210	—			210
Intercompany	73,969	(73,969)			—
Asset retirement obligation, excluding current portion	23,093	9,064			32,157
Total stockholders’ equity	94,464	270,543		(290,067)	74,940

Total liabilities and stockholders’ equity	$383,383	$264,010		$(290,067)	$357,326

MISSION RESOURCES CORPORATION

8. Subsequent Events

     On November 9, 2004, the Compensation Committee of the Company’s Board of Directors approved an amendment to the Company’s employment agreements with Messrs. Cavnar, Piacenti, Eells, Munsell and Nicknish, making consistent the gross-up provisions relating to parachute payments under Section 280G of the Internal Revenue Code to include payments made pursuant to agreements, plans, instruments or obligations other than the employment agreements.

MISSION RESOURCES CORPORATION

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth certain operating information for the Company for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Production:
Oil and condensate (MBBLs)	430	539	1,235	1,635
Natural gas (MMCF)	3,916	2,540	10,863	7,293
MMCFE	6,496	5,774	18,273	17,103
Average sales price including the effect of hedges:
Oil and condensate ($ per BBL)	31.58	25.33	29.54	25.29
Natural gas ($ per MCF)	5.34	4.10	5.38	4.51
Average sales price excluding the effect of hedges:
Oil and condensate ($ per BBL)	42.03	29.08	37.88	29.52
Natural gas ($ per MCF)	5.63	4.68	5.61	5.37
Average costs per unit of production ($ per MCFE):
Lease operating expenses	1.24	1.44	1.16	1.49
General & administrative expense	1.08	0.45	0.70	0.47
Depreciation, depletion and amortization	1.77	1.71	1.83	1.61

Three Months Ended September 30, 2004 and 2003

Net Income (Loss)

          Net income for the three months ended September 30, 2004 was $868,000 or $0.02 per share. Net loss for the three months ended September 30, 2003 was $3.8 million or $0.16 per share. Higher gas volumes, higher commodity prices and lower interest expense were the primary reasons for the improvement in the current quarter of 2004. This was partially offset by lower oil volumes resulting from property sales in 2003. In addition, net income was negatively impacted in the three month period ended September 30, 2004 by the recognition of $4.1 million in non-cash compensation expense ($2.6 million, net of taxes) as a result of the issuance to our Chairman and CEO of stock options to replace stock appreciation rights.

MISSION RESOURCES CORPORATION

Oil and Gas Revenues

          Oil revenues for the three months ended September 30, 2004 were $13.6 million, as compared to $13.7 million for the respective period in 2003. Oil production decreased 20% from 539,000 barrels in the three month period ended September 30, 2003 to 430,000 barrels for the same period of 2004. The sale of the Raccoon Bend and East Texas fields in the last half of 2003 accounted for the production decrease. Realized oil prices averaged $31.58 per barrel in the three month period ended September 30, 2004, as compared to $25.33 per barrel in the three month period ended September 30, 2003.

          Gas revenues increased 101% from $10.4 million reported for the three month period ended September 30, 2003 to $20.9 million for the three month period ended September 30, 2004. This increase was driven by both production and price increases. Gas production was up 54% compared to the same quarter of 2003 with 3,916 MMCF and 2,540 MMCF produced for the three month periods ended September 30, 2004 and 2003, respectively. The January and April 2004 acquisitions of the Jalmat field in Lea County, New Mexico and new production from the LeBlanc #1 well in Vermilion Parish, Louisiana, the South Marsh Island A-11 and C-5 wells, offshore Louisiana, and the High Island 553 A-7 recompletion, offshore Texas, accounted for most of the production increase. Realized gas prices averaged $5.34 per MCF, or 30% higher, in the three month period ended September 30, 2004 as compared to $4.10 per MCF in the comparable period of 2003.

          The realized prices discussed above include the impact of oil and gas hedges. Decreases of $3.5 million and $5.7 million related to hedging activity were reflected in oil and gas revenues for the three months ended September 30, 2003 and September 30, 2004, respectively.

Interest and Other Income (Loss)

          Interest and other income was a net gain of $508,000 for the three months ended September 30, 2004 and was a net gain of $170,000 for the three months ended September 30, 2003. Activity for 2003 included a gain of $187,000 from the amortization of Other Comprehensive Income (“OCI”) related to cancelled hedges. In the third quarter of 2004, a $433,000 gain on hedge ineffectiveness was the most significant item.

Lease Operating Expenses

          Lease operating expenses decreased from $8.3 million in the three months ended September 30, 2003 to $8.1 million for the same period of 2004 or from $1.44 per MCFE to $1.24 per MCFE on a per unit basis. This decline is primarily related to the 2003 sales of high cost oil properties and the subsequent redeployment of proceeds into lower cost gas properties. In the fourth quarter, we expect to be on the high side of our lease operating expense guidance for two reasons. First, workovers are being performed in today's pricing environment that probably would not have been done in the past, and second, there has been an increase in the cost of basic oil field services. We expect these increased costs to continue into 2005.

Taxes Other Than Income

          The table below details the components of taxes other than income and their respective changes between the periods (dollars in thousands).

	Three Months Ended September 30,		Change
	2004	2003	Amount	Percent
Production taxes	$2,074	$1,254	$820	65%
Property taxes	479	740	(261)	(35%)
Other taxes	104	112	(8)	(7%)

Taxes other than income	$2,657	$2,106	$551

MISSION RESOURCES CORPORATION

          Taxes other than income increased from $2.1 million in the three months ended September 30, 2003 to $2.7 million for the same period of 2004. In general, production taxes increase as revenue and production increases. In 2004, the increase in production taxes was disproportionately larger than our revenue increases because Louisiana’s tax rate on natural gas increased by 40% and a significant portion of our gas production increase is from Louisiana properties. Offsetting this increase is a 35% reduction in our property taxes. This is due to the sale of many Texas properties late in 2003, and their replacement with properties in New Mexico, which has lower property tax rates than Texas.

Depreciation, Depletion and Amortization

          Depreciation, depletion and amortization (“DD&A”) was $11.7 million for the three months ended September 30, 2004 and $10.0 million for the three months ended September 30, 2003. The 12.5% increase in production, on an MCFE basis, discussed under Oil and Gas Revenues above, accounts for the majority of the variance. In addition, DD&A per MCFE has increased from $1.71 per MCFE in the third quarter of 2003 to $1.77 per MCFE in the third quarter of 2004. The increase in DD&A on a per MCFE basis reflects the impact of decreases in reserves due to property sales in 2003. This was partially offset by reserve additions described in our July 1, 2004 reserve report prepared by Netherland, Sewell and Associates, Inc.

General and Administrative Expenses

          General and administrative expenses (“G&A”) were $7.0 million in the three month period ended September 30, 2004, and were $2.6 million in the three month period ended September 30, 2003. This increase is primarily the result of the recognition of a non-cash compensation expense of $4.1 million from the issuance to our Chairman and CEO of stock options to replace stock appreciation rights. The options were granted with a strike price of $0.55 per share, which is the same exercise price as the surrendered stock appreciation rights. As a result of these options having an exercise price below the market value for Mission’s common stock, we were required to recognize this non-cash expense. In the fourth quarter, we expect to incur additional accounting fees relating to Sarbanes-Oxley Act compliance.

Interest Expense

          Interest expense decreased 41% to $3.9 million for the three months ended September 30, 2004 from $6.6 million in the same period in 2003. The following table details the components of interest and their respective changes between the periods (dollars in thousands).

	Three Months Ended September 30,		Change
	2004	2003	Amount	Percent
Interest on senior notes, net of amortized premium	$2,964	$3,389	$(425)	(13%)
Interest on term loan	430	2,419	(1,989)	(82%)
Interest on credit facility	141	—	141	100%
Amortization of financing costs	352	695	(343)	(49%)
Other	4	66	(62)	(94%)

Interest expense	$3,891	$6,569	$(2,678)

          Throughout 2003 and early 2004, interest expense on the term loan was based on an $80 million principal balance at 12.0% interest. On April 8, 2004, as part of the debt refinancing, the principal balance on the term loan was repaid and replaced with a senior secured revolving credit facility and a second lien term loan with a combined balance of $35 million and rates between 3.1% and 7.0%. This decrease in principal balance and interest rates resulted in a significant reduction in interest paid in the

MISSION RESOURCES CORPORATION

three month period ending September 30, 2004, as compared to the same period in 2003. Also, the 10 7/8% senior notes were replaced with 9 7/8% notes resulting in a 13% reduction in interest paid, net of amortized premiums.

Income Taxes

          The provision for federal and state income taxes for the three months ended September 30, 2004 was based upon a 36% effective tax rate. There is a $5.1 million valuation allowance on deferred taxes applicable at September 30, 2004. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future state taxable income, management believes it is more likely than not that the Company will not realize its entire deferred tax asset related to state income taxes.

Nine Months Ended September 30, 2004 and 2003

Net Income (loss)

          Net income for the nine months ended September 30, 2004 was $122,000 or $0.00 per share. Net income for the nine months ended September 30, 2003 was $3.9 million or $0.16 per share. The nine months ended September 30, 2003 included a $22.4 million gain ($14.5 million, net of taxes) from the repurchase and retirement of 10 7/8% Notes in March 2003. Absent the large gain in 2003, the results for the nine month period ended September 30, 2003 would have been a $10.6 million net loss. The improvement in the nine month period ended September 30, 2004 resulted from increased gas production, higher oil and gas prices and lower interest and lease operating expenses. This was partially offset by an increase in G&A expense of $4.1 million ($2.6 million, net of taxes) from the issuance to our Chairman and CEO of stock options to replace stock appreciation rights.

Oil and Gas Revenues

          Oil revenues for the nine months ended September 30, 2004 were $36.5 million, as compared to $41.3 million for the respective period in 2003. Oil production decreased 24% from 1,635 MBBLs in the nine month period ended September 30, 2003 to 1,235 MBBLs for the same period of 2004. The sale of the Raccoon Bend and East Texas fields in the last half of 2003 accounts for the production decrease. Higher realized oil prices that averaged $29.54 per barrel in the nine month period ended September 30, 2004, as compared to $25.29 per barrel in the nine month period ended September 30, 2003 partially offset the oil production decline.

          Gas revenues increased 78% from $32.9 million reported for the nine months ended September 30, 2003 to $58.4 million for the same period 2004. Gas production was up 49% compared to the same period of 2003 with 10,863 MMCF and 7,293 MMCF for the nine month periods ended September 30, 2004 and 2003, respectively. The January and April 2004 acquisitions of the Jalmat field in Lea County, New Mexico along with production increases from the LeBlanc #1 well in Vermilion Parish, Louisiana, the South Marsh Island A-11 and C-5 wells, offshore Louisiana, and the High Island 553 A-7 recompletion, offshore Texas, account for most of the production increase. Higher realized gas prices that averaged $5.38 per MCF, or 19% higher, in the nine month period ended September 30, 2004 as compared to $4.51 per MCF in the comparable period of 2003.

          The realized prices discussed above include the impact of oil and gas hedges. Decreases of $12.8 million and $13.2 million related to hedging activity were reflected in oil and gas revenues for the nine months ended September 30, 2004 and 2003, respectively.

MISSION RESOURCES CORPORATION

Extinguishment of Debt

          From March 2003 through April 2004, in several steps, we significantly changed Mission’s debt structure. In March 2003, 43% of the 10 7/8% Notes were acquired and retired at a net gain on extinguishment of debt of $22.4 million ($14.5 million net of taxes). In 2004, $30 million of the 10 7/8% Notes were redeemed and our other credit facilities were cancelled and refinanced for a net loss of $2.6 million ($1.7 million, net of taxes)

Interest and Other Income (Loss)

          Interest and other income was a net loss of $681,000 for the nine months ended September 30, 2004 and was a net gain of $892,000 for the nine months ended September 30, 2003. Activity for 2003 includes a gain of $603,000 from the amortization of OCI related to cancelled hedges and $341,000 of equity in the earnings of White Shoal Pipeline Corporation. In the first nine months of 2004, bad debt expense of approximately $399,000 related to joint interest receivables, hedge ineffectiveness loss of $132,000 and plugging and abandonment costs of $293,000 on properties that we no longer own accounted for most of the loss.

Lease Operating Expenses

          Lease operating expense decreased from $25.6 million in the nine months ended September 30, 2003 to $21.3 million for the same period of 2004. This decline of approximately 17% is primarily related to our 2003 sales of high cost properties and the subsequent redeployment of proceeds into lower cost gas properties. Lease operating expenses decreased approximately 22% on a per MCFE basis between the periods to $1.16 per MCFE. In the second quarter of 2004, we recovered approximately $575,000 of previously paid Waddell Ranch field lease operating expenses. Exclusive of this recovery, recurring lease operating expense on an MCFE basis was $1.20 for the nine months ending September 30, 2004. In the fourth quarter, we expect to be on the high side of our lease operating expense guidance for two reasons. First, workovers are being performed in today's pricing environment that probably would not have been done in the past, and second, there has been an increase in the cost of basic oil field services. We expect these increased costs to continue into 2005.

Taxes Other Than Income

          The table below details the components of taxes other than income and their respective changes between the periods (dollars in thousands).

	Nine Months Ended September 30,		Change
	2004	2003	Amount	Percent
Production taxes	$5,027	$3,831	$1,196	31%
Property taxes	1,479	2,787	(1,308)	(47%)
Other taxes	328	333	(5)	(2%)

Taxes other than income	$6,834	$6,951	$(117)

          Taxes other than income decreased from $7.0 million in the nine months ended September 30, 2003 to $6.8 million for the same period of 2004. As a result of the sale of Texas properties late in 2003, and their replacement with properties in New Mexico, a state with lower property taxes than Texas, our property taxes have been reduced by 47%. In general, production taxes increase as revenue and production increases. In 2004, the increase in production taxes was disporportionately larger than our revenue increases because Louisiana’s tax rate on natural gas increased by 40%.

MISSION RESOURCES CORPORATION

Depreciation, Depletion and Amortization

          DD&A was $33.9 million for the nine months ended September 30, 2004 and $28.0 million for the nine months ended September 30, 2003. DD&A per MCFE has increased from $1.61 per MCFE in the nine months ended September 30, 2003 to $1.83 per MCFE for the same period in 2004. The increase in DD&A on a per MCFE basis reflects the impact of decreases in reserves due to property sales in 2003. This was partially offset by the Jalmat acquisition in January and April 2004 and reserve additions described in our July 1, 2004 reserve report prepared by Netherland, Sewell and Associates, Inc. Also, approximately $1.9 million of the increase is the result of an overall volume increase of 6.8%.

General and Administrative Expenses

          G&A expenses were $12.8 million in the nine month period ended September 30, 2004 and were $8.0 million in the nine month period ended September 30, 2003. This increase is primarily the result of the recognition of a non-cash compensation expense of $4.1 million from the issuance of stock options to replace stock appreciation rights. The options were granted with a strike price of $0.55 per share, which is the same exercise price as the surrendered stock appreciation rights. As a result of these options having an exercise price below the market value for Mission’s common stock, we were required to recognize this non-cash expense. Additional investor relations costs also accounted for a portion of the increase. In the fourth quarter, we expect to incur additional accounting fees relating to Sarbanes-Oxley Act compliance.

Interest Expense

          Interest expense decreased 18% to $15.6 million for the nine months ended September 30, 2004 from $19.0 million for the same period in 2003. The following table details the components of interest and their respective changes between the periods (dollars in thousands).

	Nine Months Ended September 30,		Change
	2004	2003	Amount	Percent
Interest rate swap (gain) loss	$—	$(520)	$520	100%
Interest on senior notes, net of amortized premium	10,096	12,757	(2,661)	(21%)
Interest on term loan	3,691	4,918	(1,227)	(25%)
Interest on credit facility	373	50	323	646%
Amortization of financing costs	1,384	1,753	(369)	(21%)
Other	54	70	(16)	(23%)

Interest expense	$15,598	$19,028	$(3,430)

          The interest rate swap was cancelled in February 2003 and was not replaced. Throughout 2003 and early 2004, we repurchased approximately $137.6 million in 10 7/8% Notes. On May 10, 2004 the remaining $87.4 million of 10 7/8% Notes were redeemed. The redemption of all the 10 7/8% Notes and subsequent issuance of the 9 7/8% Notes resulted in a significant reduction in interest paid in the first nine months of 2004 as compared to the same period in 2003. Also, throughout 2003 and early 2004 interest expense on the term loan was based on an $80 million principal balance at 12% interest. On April 8, 2004, as part of the debt refinancing, the principal balance on the term loan was repaid and replaced with a senior secured revolving credit facility and a second lien term loan with a combined balance of $35 million and rates between 3.1% and 7.0%. This significant decrease in balance and interest rates resulted in a reduction in interest paid in the nine month period ending September 30, 2004, as compared to the same period in 2003.

MISSION RESOURCES CORPORATION

Income Taxes

          The provision for federal and state income taxes for the nine months ended September 30, 2004 was based upon a 35% effective tax rate. There was a $5.1 million valuation allowance on deferred taxes applicable at September 30, 2004. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future state taxable income, management believes it is more likely than not that the Company will not realize its entire deferred tax asset related to state income taxes.

Financial Condition

          In 2002, management began evaluating various alternatives to improve Mission’s financial position. In 2003 and the first half of 2004, the following steps were taken to enhance our financial condition:

•	The March 2003 repurchase of approximately $97.6 million of 10 7/8% Notes financed with an $80.0 million term loan facility.

•	The establishment of a new revolving credit facility in June 2003, making $12.5 million available for short-term borrowings.

•	The issuance of 16.75 million shares of common stock in exchange for $40 million of the 10 7/8% Notes in three transactions in December 2003, February 2004 and March 2004.

•	The issuance of $130 million of the 9 7/8% Notes, and the simultaneous establishment of a new senior secured revolving credit facility and a new second lien term loan.

•	The redemption of the remaining $87.4 million aggregate principal amount of the 10 7/8% Notes at a premium using a portion of the proceeds from the issuance of the 9 7/8% Notes.

•	The repayment in full of the prior term loan facility using the remaining portion of the proceeds from the issuance of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit facility and $25 million that was borrowed under the new second lien term loan.

          Our outstanding indebtedness totaled $165 million at September 30, 2004. The nature of our indebtedness as of September 30, 2004 and December 31, 2003 is summarized on the table below (amounts in thousands).

	September 30,	December 31,
	2004	2003
Term loan facility	$—	$80,000
10 7/8% Notes	—	117,426
Unamortized premium on 10 7/8% Notes	—	1,070
9 7/8% Notes	130,000	—
Second lien term loan facility	25,000	—
Senior secured revolving credit facility(1)	10,000	—

Total debt	$165,000	$198,496

(1) $39.9 million was available at September 30, 2004 for additional borrowings under this facility.

MISSION RESOURCES CORPORATION

          In July 2004, Mission announced that it had retained Petrie Parkman & Co., Inc. to assist in evaluating strategic alternatives and enhance stockholder value. This process involved 1) a top-to-bottom review of the existing asset base and opportunity set, 2) an assessment of the markets: commodities, transactions, debt and equity, and 3) an evaluation of Mission’s strengths and challenges in the current environment.

          The conclusions reached when this evaluation was completed in September 2004 are as follows:

•	Our existing asset base remains under-exploited.

•	Mission has a strong menu of internal opportunities for value creation.

•	Potential exists to acquire desirable assets in our core areas.

•	Debt and equity capital is available to Mission, if needed, to finance attractive growth opportunities.

•	Mission’s team is highly qualified and deeply committed to creating shareholder value in a disciplined fashion.

Mission’s action plan as a result of these conclusions is as follows:

•	Expand the exploration program in our core areas.

•	Aggressively pursue acquisitions of producing properties.

•	Hedge as appropriate to protect our investments.

•	Continue to divest non-core properties for good value.

•	Expand bank facilities as needed while maintaining discipline in our capital structure.

•	Maintain an opportunistic posture.

Liquidity and Capital Resources

          Mission’s principal sources of capital for the last three years have been cash flow from operations, debt sources such as the issuance of bonds or credit facility borrowings, issuances of common stock, and the sale of oil and gas properties. Our primary uses of capital have been the funding of exploration and development projects, property acquisitions and the refinancing of long term debt.

          At September 30, 2004, we had negative working capital of $15.5 million compared to a negative working capital, excluding $24.9 million in restricted cash, of $8.6 million at December 31, 2003. The decrease in working capital can primarily be attributed to increases in our commodity derivative liabilities and accrued liabilities partially offset by increases in our accrued revenues and current deferred income taxes.

          The size of our current liability related to commodity derivatives has increased $9.6 million, as commodity prices increased, contributing to the working capital reduction. The hedge liability as of September 30, 2004 represents the amount by which actual commodity prices exceed the price caps on our hedges. Should commodity prices decrease, the liability will decline and the premium over the hedge prices that we will realize on unhedged production will also reduce. Since hedges are settled out of the receipts from the sale of production, we anticipate having adequate cash inflows to settle any hedge payments when they come due while maintaining revenue near the hedge price. This working capital decrease was partially offset by an increase in current deferred income taxes of $3.1 million. This current asset increase is directly related to the increase in the commodity derivative liability.

          Royalties payable accounts for most of the increase in accrued liabilities. The increase in royalties payable included approximately $3.0 million of royalties that are awaiting completion of title opinions. Upon receipt of the title opinions and executed division orders, Mission will be required to

MISSION RESOURCES CORPORATION

make payment. This payable may increase as the well produces or decrease as title opinions are completed and royalties paid.

          Accrued revenues increased $3.5 million from December 31, 2003 to September 30, 2004 mainly due to higher commodity prices. Higher production volumes as a result of the Jalmat acquisition in the first half of 2004 also had an impact on the increase in accrued revenues.

Cash Flows

          Net cash flow provided by operating activities was $46.5 million and $21.3 million for the nine month periods ending September 30, 2004 and 2003, respectively. The period-to-period increase in cash flow was primarily caused by significantly higher gas revenues, reduced operating costs and reductions in cash interest expense.

          Net cash used in investing activities for the nine month periods ending September 30, 2004 and 2003 was $55.3 million and $21.9 million, respectively. We spent $30.4 million to acquire oil and gas properties in the nine month period ended September 30, 2004, compared to approximately $953,000 for the same period of 2003. We invested $33.0 million in exploration and development of oil and gas properties for the nine month period ended September 30, 2004 compared to $23.0 million for the same period of 2003. Proceeds from property sales were $8.6 million and $3.0 million for the nine month periods ending September 30, 2004 and 2003, respectively.

          Net cash provided by financing activities was $14.2 million and $3.5 million in the nine month periods ending September 30, 2004 and 2003, respectively. The largest variance is $24.9 million of cash held for reinvestment to acquire the Jalmat field in January 2004.

          A capital budget of $34.0 million was originally adopted for the year 2004, with approximately 60% for development, 20% for exploration and 20% for seismic, land or corporate assets. The budget did not include an estimate for costs of major acquisitions. As cash flows from operations in 2004 exceed budgeted levels, we have allocated 50% of such excess cash flows, plus the $3.0 million proceeds from the sale of our rights to Tranquillon Ridge, to capital projects with the remaining portion to be used to reduce long-term debt. Using fourth quarter estimated prices of $45.00 per BBL and $6.25 per MMBTU, we believe that we will spend more than $50 million of cash flow on capital expenditures in 2004 without incurring additional indebtedness. In addition, the proceeds from other properties we may sell this year will be used to fund exploration and development activities.

          We believe that cash flows from operating activities combined with our ability to control the timing of substantially all of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2004. Natural gas and oil prices, the timing of our drilling program and drilling results have a significant impact on the cash flows available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of natural gas and oil that we can economically produce. Lower prices and/or lower production may decrease revenues and cash flows, thus reducing the amount of financial resources available to meet our capital requirements. In addition, as of September 30, 2004, our revolving credit facility has $19.9 million available for general corporate purposes, including exploratory and developmental drilling, and $20.0 million available for acquisitions of oil and gas properties. We also have an effective shelf registration statement relating to the potential public offer and sale of any combination of common stock, debt securities, preferred stock, depository shares, warrants, purchase contracts and units from time to time as financing needs arise. The shelf registration statement does not provide assurance that we will or could sell any such securities.

MISSION RESOURCES CORPORATION

Contractual Obligations and Commercial Commitments

          Mission is required to make future payments under contractual obligations. Mission has also made various commitments in the future should certain events occur or conditions exist. As a result of the Jalmat field acquisition in January 2004 and the debt for equity swaps in February and March 2004, our contractual obligations and commercial commitments changed. Additionally, in April and May of 2004, we substantially refinanced all Mission’s existing debt; therefore, the following tables reflect future estimated payments related to Mission’s obligations and commitments after such changes (amounts in thousands):

Contractual Cash Obligations: **	Total	2004	2005	2006	2007	2008	Thereafter
Long Term Debt*	$223,604	$13,370	$12,837	$12,838	$12,837	$12,838	$158,884
Term Loan	34,779	4,060	1,762	1,761	1,762	25,434	—
Operating Leases	2,253	866	709	677	1	—	—

Total Contractual Obligations	$260,636	$18,296	$15,308	$15,276	$14,600	$38,272	$158,884

Commercial Commitments: **	Total	2004	2005	2006	2007	2008	Thereafter
Credit Facility	$11,790	$516	$567	$567	$10,140	$—	$—
Other Commercial Commitments	6,445	4,721	1,193	220	173	138	—

Total Commercial Commitments	$18,235	$5,237	$1,760	$787	$10,313	$138	$—

*	Includes principal of $130 million on the 9 7/8% Notes due 2011 and Note interest accrued monthly and payable April 1st and October 1st of each year.

**	Due to the completion of the debt refinancing in the second quarter of 2004, the Long Term Debt, Term Loan and Credit Facility activity was recalculated to reflect current obligations and commitments.

Subsequent Events

          On November 9, 2004, the Compensation Committee of the Company’s Board of Directors approved an amendment to the Company’s employment agreements with Messrs. Cavnar, Piacenti, Eells, Munsell and Nicknish, making consistent the gross-up provisions relating to parachute payments under Section 280G of the Internal Revenue Code to include payments made pursuant to agreements, plans, instruments or obligations other than the employment agreements.

Critical Accounting Policies

          In response to SEC Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we identified those policies of particular importance to the portrayal of our financial position and results of operations and those policies that require our management to apply significant judgment. We believe these critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

MISSION RESOURCES CORPORATION

Full Cost Method of Accounting for Oil and Gas Assets

          We use the full cost method of accounting for investments in oil and gas properties. Under the full cost method of accounting, all costs of acquisition, exploration and development of oil and gas reserves are capitalized as incurred into a “full cost pool”. Under the full cost method, a portion of employee-related costs may be capitalized in the full cost pool if they are directly identified with acquisition, exploration and development activities. Generally, salaries and benefits are allocated based upon time spent on projects. Amounts capitalized can be significant when exploration and major development activities increase.

          We deplete the capitalized costs in the full cost pool, plus estimated future expenditures to develop reserves, on a prospective basis using the units of production method based upon the ratio of current production to total proved reserves. Depreciation, depletion and amortization is a significant component of our net income. Proportionally, it represented 36% and 38% of our total oil and gas revenues for the nine month periods ended September 30, 2004 and 2003, respectively. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate. If, during 2004, our reserves increase by 10%, our depletion per MCFE would decrease approximately $0.16 or 9%; however, a 10% decrease in reserves would have an 11% impact, increasing depletion per MCFE by approximately $0.20.

          Both the volume of proved reserves and the estimated future expenditures used for the depletion calculation are obtained from the reserve estimates prepared by independent reserve engineers. These reserve estimates rely upon both the engineers’ quantitative and subjective analysis of various data, such as engineering data, production trends and forecasts, estimated future spending and the timing of spending. Finally, estimated production costs and commodity prices are added to the assessment in order to determine whether the estimated reserves have any value. Reserves that cannot be produced and sold at a profit are not included in the estimated total proved reserves; therefore the quantity of reserves can increase or decrease as oil and gas prices change. See “Risk Factors: Risks Related to Our Business, Industry and Strategy” in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2003 for general cautions concerning the reliability of reserve and future net revenue estimates by reserve engineers.

          The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes, using a 10% discount rate. To the extent that our capitalized costs (net of depreciation, depletion, amortization, and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the nine months ended September 30, 2004 and 2003.

          While the difficulty in estimating proved reserves could cause the likelihood of a ceiling impairment to be difficult to predict, the impact of changes in oil and gas prices is most significant. In general, the ceiling is lower when prices are lower. Oil and gas prices at the end of the period are applied to the estimated reserves, then costs are deducted to arrive at future net revenues, which are then discounted at 10% to arrive at the discounted present value of proved reserves. Additionally, we adjust the estimated future revenues for the impact of our existing cash flow commodity hedges. The ceiling calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on Mission’s assessment of future prices or costs, but rather are based on prices and costs in effect as of the end the period.

MISSION RESOURCES CORPORATION

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

          Oil and gas prices used in the ceiling calculation at September 30, 2004 were $49.53 per barrel and $6.24 per MMBTU. A significant reduction in these prices at a future measurement date could trigger a full cost ceiling impairment. As an illustration, had oil and gas prices at September 30, 2004 been 10% lower, we would have been 42% closer to a ceiling impairment.

Derivative Instruments Accounting

          All of our commodity derivative instruments represent hedges of the price of future oil and natural gas production. We estimate the fair values of our hedges at the end of each reporting period. The estimated fair values of our commodity derivative instruments are recorded in the Consolidated Balance Sheet as assets or liabilities as appropriate.

          For effective hedges, we record the change in the fair value of the hedge instruments to other comprehensive income, a component of stockholders’ equity, until the hedged oil or natural gas quantities are produced. Any ineffectiveness in our hedges, which could represent either gains or losses, is reported when calculated at the end of each accounting period as part of the interest and other income line of the Statement of Operations.

          Estimating the fair values of commodity hedge derivatives requires complex calculations, including the use of a discounted cash flow technique and our subjective judgment in selecting an appropriate discount rate. In addition, the calculation uses future NYMEX prices, which although posted for trading purposes, are merely the market consensus of forecast price trends. The results of our fair value calculation cannot be expected to represent exactly the fair value of our commodity hedges. We currently use a software product from an outside vendor to calculate the fair value of our hedges. This vendor provides the necessary NYMEX futures prices and the calculated volatility in those prices to us daily. The software is programmed to apply a consistent discounted cash flow technique, using these variables and a discount rate derived from prevailing interest rates. This software is successfully used by several of our peers. Its methods are in compliance with the requirements of SFAS No. 133 and have been reviewed by a national accounting firm. In order to minimize the impact on managements’ estimates on our ineffectiveness calculation, we began using this same software to calculate any ineffectiveness in our hedge relationships. The software facilitates the complex calculations and uses current prices downloaded to the database, but the results are nevertheless estimates. The most significant estimate used in the ineffectiveness calculation is our estimate of future prices. We use the forward price curves posted for each of our contract prices.

Revenue Recognition

          Mission records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. We may share ownership with other producers in certain properties. In this case, we use the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the balance sheet to

MISSION RESOURCES CORPORATION

account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a liability or a receivable, as appropriate, should be recorded equal to the net value of the imbalance. As of September 30, 2004, the Company had recorded a net liability of approximately $558,000, representing approximately 329,000 MCF at an average price of $1.69 per MCF, related to imbalances on properties at or nearing depletion. The net liability accrued as of September 30, 2003, was $1.1 million representing 411,527 MCF at an average price of $2.69 per MCF.

          We value gas imbalances using the price at which the imbalance originated, if required by the gas balancing agreement, or we use the current price where there is no gas balancing agreement available. Reserve changes on any fields that have imbalances could change this liability. We do not anticipate the settlement of gas imbalances to adversely impact our financial condition in the future. Settlements are typically negotiated, so the per MCF price for which imbalances are settled could differ among wells and even among owners in one well. Exclusive of the liability recorded for properties at or nearing depletion (see discussion above), the Company’s unrecorded imbalance, valued at current prices would be a $1.4 million liability.

Asset Retirement, Impairment or Disposal

          We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003. Previously our estimate of future plugging and abandonment and dismantlement costs was charged to income by being included in the capitalized costs that we depleted using the unit of production method. SFAS No. 143 requires us to record a liability for the fair value of our estimated asset retirement obligation, primarily comprised of our plugging and abandonment liabilities, in the period in which it is incurred. Upon initial implementation, we estimate asset retirement costs for all of our assets as of such date, inflation adjust those costs to the forecast abandonment date, discount that amount back to the date we acquired the asset and record an asset retirement liability in that amount with a corresponding addition to our asset value. Then we must compute all depletion previously taken on future plugging and abandonment costs, and reverse that depletion. Finally, we must accrete the liability to present day. Any income effect of this initial implementation is reflected as a change in accounting method on our Statement of Operations.

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

          When wells are sold the related liability and asset costs are removed from the balance sheet. Any difference between the two remains in the full cost pool. SFAS No. 143 does not specifically address the proper accounting to be applied by a full cost method company when properties are sold. Should a clarification be issued, there is a chance that Mission’s treatment will be required to change and income would be impacted.

          As with previously discussed estimates, the estimation of our initial liability and its subsequent remeasurements is dependent upon many variables. We attempt to limit the impact of management’s judgment on these variables by using the input of qualified third parties when possible. We engaged an independent engineering firm to evaluate our properties annually and to provide us with estimates of

MISSION RESOURCES CORPORATION

abandonment costs. We used the remaining estimated useful life from the yearend reserve reports by Netherland, Sewell & Associates, Inc. in estimating when abandonment could be expected for each property. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make the most accurate estimation possible.

Income Taxes

          Mission has accumulated substantial income tax deductions that have not yet been used to reduce cash income taxes actually paid with the filing of our income tax returns. These accumulated deductions are commonly referred to as “net operating loss carryforwards” or “NOLs”.

          Our NOLs are, subject to a number of restrictions, available to reduce cash taxes that may become owed in future years. In accordance with the accounting for income taxes under SFAS No. 109, we record a deferred tax asset and a reduction of our tax expense for our NOLs. If we estimate that some or all of our NOLs are more likely than not going to expire or otherwise not be utilized to reduce future tax, we record a valuation allowance to remove the benefit of those NOLs from our financial statements.

          One of the restrictions on the future use of NOLs is contained in Section 382 of the Internal Revenue Code. In general, Section 382 provides that the amount of existing NOLs that may be used to offset future taxable income after the occurrence of an “ownership change” (as defined solely for Section 382 purposes) is limited to an amount that is determined, in part, by the fair market value of the enterprise at the time the ownership change occurred. The fair market value of the enterprise’s individual assets and the timing in which the value of those assets are realized are also factors that impact the amount of NOLs available under Section 382 (“382 Limitation”).

          As a result of our issuance of common stock in exchange for the retirement of a portion of our 10 7/8% senior subordinated notes in December 2003, we experienced an “ownership change” as defined under Section 382. Consistent with previously described estimates, the initial estimation of the future benefit of our NOLs is dependent upon many variables and is subject to change. Management’s judgment on these variables is based upon the input of qualified third parties when possible. We have used information derived from the public equity markets as well as data provided by an independent engineering firm to assist us with determining fair market values. We have engaged an international independent public accounting firm to assist us in applying the numerous and complicated tax law requirements. However, despite our attempt to make the most accurate estimates possible, the ultimate utilization of our NOLs is highly dependent upon our actual production and the realization of taxable income in future periods. As of September 30, 2004, no limitation upon our existing NOLs is indicated.

Forward-Looking Statements

          This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our estimate of the sufficiency of existing capital sources, our highly leveraged capital structure, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, and the operating hazards attendant to the oil and gas business. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that

MISSION RESOURCES CORPORATION

could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

          When used in this Form 10-Q, the words “expect”, “anticipate”, “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Management’s Discussions and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Form 10-Q.

          You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in “Management’s Discussions and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

          We cannot guarantee any future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.

          As used in this quarterly report, the words “we”, “our”, “us”, “Mission” and the “Company” refer to Mission Resources Corporation, its predecessors and subsidiaries, except as otherwise specified.

          Terms specific to the oil and gas industry may be used in this Form 10-Q.

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

          Our 12-month average realized price, excluding hedges, for natural gas per MCF was $0.03 per MCF less than the NYMEX MMBTU price. Our 12-month average realized price, excluding hedges, for oil was $1.29 per BBL less than NYMEX. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact of the Mist field gas production that is sold at an annually fixed price.

          By removing the price volatility from hedged volumes of oil and natural gas production, we have mitigated, but not eliminated, the potential negative effect of declining prices on our operating cash flow. The potential for increased operating cash flow due to increasing prices has also been reduced. If all our commodity hedges were to settle at September 30, 2004 prices, our cash flows would decrease by $22.7 million; however the actual settlement of our hedges will increase or decrease cash flows over the period of the hedges at varying prices.

          As of November 9, 2004, Mission had the following hedges in place:

          Oil Hedges

				NYMEX	NYMEX
				Price	Price
	BBLS			Floor/Swap	Ceiling
Period	Per Day	Total BBLS	Type	Avg.	Avg.
Fourth Qtr. 2004	2,500	230,000	Swap	$23.97	N/A
Fourth Qtr. 2004	500	46,000	Collar	$35.00	$46.15
First Qtr. 2005	2,500	225,000	Collar	$28.71	$32.78
Second Qtr. 2005	2,000	182,000	Collar	$28.50	$31.82
Third Qtr. 2005	2,000	184,000	Collar	$28.13	$31.04
Fourth Qtr. 2005	2,000	184,000	Collar	$27.75	$30.65
First Qtr. 2006	1,250	112,500	Collar	$30.09	$46.48
Second Qtr. 2006	1,250	113,750	Collar	$30.06	$45.13
Third Qtr. 2006	1,250	115,000	Collar	$29.65	$44.36
Fourth Qtr. 2006	1,250	115,000	Collar	$29.61	$43.41

MISSION RESOURCES CORPORATION

          Gas Hedges

				NYMEX	NYMEX
	MMBTU	Total		Price Floor	Price Ceiling
Period	Per Day	MMBTU	Type	Avg.	Avg.
Fourth Qtr. 2004	16,500	1,518,000	Collar	$4.64	$5.73
First Qtr. 2005	15,500	1,395,000	Collar	$5.00	$9.75
Second Qtr. 2005	11,500	1,046,500	Collar	$4.91	$6.54
Third Qtr. 2005	11,500	1,058,000	Collar	$4.91	$6.49
Fourth Qtr. 2005	11,500	1,058,000	Collar	$4.91	$7.11
First Qtr. 2006	2,000	180,000	Collar	$5.00	$8.00

          These commodity derivative agreements expose Mission to counter party credit risk to the extent the counter party is unable to met its monthly settlement commitment to Mission. Mission believes it selects creditworthy counter parties to its hedge transactions and has entered into all of its derivative positions with only two different counter parties in order to minimize this risk. Each of Mission’s counter parties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor’s or Moody’s.

Interest Rate Risk

          Our new senior secured revolving credit facility and term loan have floating interest rates and as such expose us to interest rate risk. If interest rates were to increase 10% over their current levels, and at our current level of borrowing, our annualized interest expense would increase $215,000 or 1.4%. We have considered, but have not yet entered into, derivative transactions designed to mitigate interest rate risk.

          The Company paid $1.3 million in February 2003 to cancel an interest rate swap under which Mission received a fixed interest rate and paid a floating interest rate. The swap originated in 1998 and had a notional value of $80 million.

MISSION RESOURCES CORPORATION

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this report, Mission’s principal executive officer (“CEO”) and principal financial officer (“CFO”) carried out an evaluation of the effectiveness of Mission’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and CFO believe:

i.	that Mission’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Mission in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Mission’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

ii.	that Mission’s disclosure controls and procedures are effective.

Changes in Internal Controls

          There have been no significant changes in Mission’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Mission’s control over financial reporting.

MISSION RESOURCES CORPORATION

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

          The Company is involved in litigation relating to claims arising out of its operations in the normal course of business, including workmen’s compensation claims, tort claims and contractual disputes. Some of the existing known claims against the Company are covered by insurance subject to the limits of such policies and the payment of deductible amounts by the Company. Management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on the Company’s business or financial position.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

                    None.

ITEM 3. Defaults Upon Senior Securities

                    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

                    None.

ITEM 5. Other Information

          On July 29, 2004, the Company released a mid-year reserve update based upon the review of Netherland, Sewell & Associates, Inc. The reserves were priced at June 30, 2004 period end prices of $36.90 per BBL of oil and $6.02 per MMBTU of natural gas. Estimated net proved oil and gas reserves at June 30, 2004 were approximately 217 BCFE and the 10% present value of future cash flows for such reserves is approximately $407 million. We more than replaced production through reserve additions and extensions. The majority of the extensions are proved undeveloped locations identified in the Jalmat field. The Jalmat field acquisition in January and April 2004 is the majority of the 32.1 BCFE purchased reserves. Set forth below is a reconciliation of our year end 2003 reserves to those reported as of June 30, 2004.

BCFE
Proved reserves at beginning of year	177.9
Revisions of previous estimates	(9.7)
Extensions and discoveries	31.9
Production	(11.8)
Sales of reserves in-place	(3.4)
Purchase of reserves in-place	32.1

Proved reserves at June 30, 2004	217.0

MISSION RESOURCES CORPORATION

ITEM 6. Exhibits

10.1*	Form of Nonstatutory Stock Option Grant Agreement under Mission Resources Corporation 2004 Incentive Plan.

10.2*	Form of Director Non-Qualified Stock Option.

10.3*	Form of Incentive Stock Option Grant Agreement under Mission Resources Corporation 2004 Incentive Plan.

10.4*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and Robert L. Cavnar.

10.5*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and Richard W. Piacenti.

10.6*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and John L. Eells.

10.7*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and Joseph G. Nicknish.

10.8*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and Marshall L. Munsell.

10.9	Nonstatutory Stock Option Grant Agreement dated November 1, 2004 between Mission Resources Corporation and Thomas C. Langford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2004).

23.1*	Consent of Netherland, Sewell and Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

*Filed herewith.

MISSION RESOURCES CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION RESOURCES CORPORATION
(Registrant)

Date: November 10, 2004	By:	/s/ Robert L. Cavnar

Robert L. Cavnar Chairman and Chief Executive Officer

Date: November 10, 2004	By:	/s/ Richard W. Piacenti

Richard W. Piacenti
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1*	Form of Nonstatutory Stock Option Grant Agreement under Mission Resources Corporation 2004 Incentive Plan.

10.2*	Form of Director Non-Qualified Stock Option.

10.3*	Form of Incentive Stock Option Grant Agreement under Mission Resources Corporation 2004 Incentive Plan.

10.4*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and Robert L. Cavnar.

10.5*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and Richard W. Piacenti.

10.6*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and John L. Eells.

10.7*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and Joseph G. Nicknish.

10.8*	First Amendment to Employment Agreement dated November 9, 2004 between Mission Resources Corporation and Marshall L. Munsell.

10.9	Nonstatutory Stock Option Grant Agreement dated November 1, 2004 between Mission Resources Corporation and Thomas C. Langford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2004).

23.1*	Consent of Netherland, Sewell and Associates, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

*Filed herewith.