Form 10-K
period 2004-12-31
MISSION RESOURCES CORP
filed 2005-03-09
CIK 319459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004 was approximately $136,522,433.

     As of March 7, 2005, the number of outstanding shares of the registrant's common stock was 41,530,671.

     Documents Incorporated by Reference: Portions of the registrant's annual proxy statement, to be filed within 120 days after December 31, 2004, are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
                                           PART I
Items 1. & 2.
                        Business and Properties.....................................       2
Item 3.
                        Legal Proceedings...........................................      25
Item 4.
                        Submission of Matters to a Vote of Security Holders.........      25

                                          PART II
Item 5.
                        Market for Registrant's Common Equity, Related Stockholder
                        Matters and Issuer Purchases of Equity Securities...........      25
Item 6.
                        Selected Financial Data.....................................      26
Item 7.
                        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................      27
Item 7A.
                        Quantitative and Qualitative Disclosures About Market
                        Risk........................................................      46
Item 8.
                        Financial Statements and Supplementary Data.................      48
Item 9.
                        Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................      92
Item 9A.
                        Controls and Procedures.....................................      92
Item 9B.
                        Other Information...........................................      92

                                          PART III
Item 10.
                        Directors and Executive Officers of the Registrant..........      92
Item 11.
                        Executive Compensation......................................      92
Item 12.
                        Security Ownership of Certain Beneficial Owners and
                        Management..................................................      92
Item 13.
                        Certain Relationships and Related Transactions..............      93
Item 14.
                        Principal Accounting Fees and Services......................      93

                                          PART IV
Item 15.
                        Exhibits, Financial Statement Schedules.....................      93

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

     When used in this Form 10-K, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under "Management's Discussions and Analysis of Financial Condition and Results of Operations," "Risk Factors" and elsewhere in this Form 10-K.

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

     As used in this annual report, the words "we," "our," "us," "Mission" and the "Company" refer to Mission Resources Corporation, its predecessors and subsidiaries, except as otherwise specified.

     Terms specific to the oil and gas industry may be used in this Form 10-K. For explanation of technical terms, refer to the "Glossary of Oil and Gas Terms" at the end of this Form 10-K.

ITEM 1. & 2.  BUSINESS AND PROPERTIES

GENERAL

     Mission Resources Corporation is an independent oil and gas exploration and production company headquartered in Houston, Texas. We drill for, acquire, develop and produce natural gas and crude oil primarily, in the Permian Basin (in West Texas and Southeast New Mexico), along the Texas and Louisiana Gulf Coast and in both the state and federal waters of the Gulf of Mexico. At December 31, 2004, our estimated net proved reserves, using constant prices that were in effect at such date, were 93 billion cubic feet ("BCF") of natural gas, 43 billion cubic feet equivalents ("BCFE") of natural gas liquids ("NGLs") and 15 million barrels ("MMBBL") of oil, for total reserves of approximately

226 BCFE. Approximately 60% of our estimated net proved reserves were natural gas or NGLs, and approximately 78% were developed at December 31, 2004.

OUR BUSINESS STRATEGY AND COMPETITIVE STRENGTHS

     In July 2004, we announced that we were evaluating strategic alternatives to enhance stockholder value. This process involved: a comprehensive review of the existing asset base and opportunity set; an assessment of the commodities, transactions, debt and equity markets; and an evaluation of our strengths and challenges in the current environment.

     The conclusions reached when this evaluation was completed in September 2004 were as follows:

     - Our existing asset base remains under-exploited.

     - We have a multitude of internal opportunities for value creation.

     - Potential exists to acquire desirable assets in our core areas.

     - Debt and equity capital is available to us, if needed, to finance attractive growth opportunities.

     - Our team is highly qualified and deeply committed to creating stockholder value in a disciplined fashion.

     Mission's action plan as a result of these conclusions is to:

EXPAND THE EXPLORATION PROGRAM IN OUR CORE AREAS -- We have increased our exploration budget to $20 million for 2005, a 132% increase over the $8.6 million spent in 2004. Our exploratory prospects are located primarily in the Gulf Coast onshore area in well-established tertiary producing trends. Through February 2005, we have drilled two successful exploratory wells in Texas: the Weise #1, a Lower Wilcox gas discovery located in Goliad County, and the Iles #1 located in Jefferson County in the Yegua formation. Our first offset well to the Weise #1, the Dehnert #1, also found pay in the Lower Wilcox zone. We are currently drilling three additional offset wells targeting the Lower Wilcox: the Weise #2, the Simmons #1 and the Buckner Foundation #1. One additional location is scheduled to be drilled in the second quarter of 2005. In addition to development wells around our new discoveries, we have scheduled five exploratory prospects for drilling later this year. Three of these are in our Lower Wilcox core area of the central Texas gulf coast, one is an Upper Wilcox stratigraphic/structure play in south Texas and one is a Frio prospect in Brazoria County, Texas.

AGGRESSIVELY PURSUE ACQUISITIONS OF PRODUCING PROPERTIES -- We are actively seeking to purchase producing properties with additional upside potential. With the purchase of producing properties, we expect to receive benefits from economies of scale, increased operational control and reduced production volatility as individual wells become a smaller percentage of a larger production base. This strategy will enable us to have more predictable production and reduce our per unit expenses. We are continuing to evaluate transactions that could substantially increase proved reserves. Such acquisitions might be within existing core areas or could create one or more new core areas. Our strategy is for any acquisition to be accretive to cash flow.

HEDGE AS APPROPRIATE TO PROTECT OUR INVESTMENTS -- We will continue to hedge at least 50% of our current proved developed production to ensure our cash flow is adequate to service our debt, make our planned capital expenditures and provide an appropriate return on capital. With a significant acquisition, we would consider increasing this percentage to fix returns for the capital we invested.

CONTINUE TO DIVEST NON-CORE PROPERTIES FOR GOOD VALUE -- We will continue to optimize our portfolio by divesting non-core properties at favorable prices. Over time, our intent is to divest high operating cost properties or properties that are outside of our core areas.

EXPAND BANK FACILITIES AS NEEDED WHILE MAINTAINING DISCIPLINE IN OUR CAPITAL STRUCTURE -- Our previously stated long-term goal is to lower our ratio of debt to total capitalization to below 50%. Although we may borrow funds to finance a specific acquisition, and thus temporarily increase that ratio, we intend to utilize equity to maintain discipline in our capital structure. We currently have a $150 million universal shelf registration in place that increases our ability and flexibility to meet capital needs. As we add reserves through the drill bit or through acquisitions, we expect to expand our bank facilities.

MAINTAIN AN OPPORTUNISTIC POSTURE -- We will continue to dedicate the human resources and capital to enable us to move quickly when opportunity arises.

OUR OIL AND GAS PROPERTIES

  RESERVES

     Our estimated net proved oil and gas reserves at December 31, 2004 were approximately 226 BCFE. In 2004 we more than replaced production through reserve additions and extensions. Also, as part of our strategy to reduce unit costs and increase our percentage of production from natural gas, we acquired the Jalmat field, which added approximately 34.3 BCFE of low operating cost natural gas reserves. Set forth below is a reconciliation of our year-end 2004 reserves, as compared to our year-end 2003 reserves, based upon the evaluation of reserves by Netherland, Sewell & Associates, Inc., our independent reservoir engineering firm. The reserves were calculated using year-end pricing required by the Securities and Exchange Commission ("SEC"):

                                                              BCFE
                                                              -----
Proved reserves at beginning of year........................  177.9
Revisions of previous estimates.............................    0.1
Extensions and discoveries..................................   36.1
Production..................................................  (24.1)
Sales of reserves in-place..................................   (3.9)
Purchase of reserves in-place...............................   40.0
                                                              -----
Proved reserves at end of year..............................  226.1
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

     In accordance with applicable requirements of the SEC, the discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless prices or costs subsequent to that date are contractually determined. The estimates include the effects of hedges in place at December 31, 2004. Actual future prices and costs may be materially higher or lower than prices or costs as of the date of the estimate. Actual future net cash flows also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs. See "Risk Factors" for a discussion of the uncertainties inherent in preparing reserve estimates.

  PRODUCTION

     The following table sets forth our net production and net proved reserves as of and for the year ended December 31, 2004 by geographic area.

                                 NET PRODUCTION           ESTIMATED NET PROVED RESERVES
                         ------------------------------   ------------------------------
                                    GAS &       GAS                  GAS &       GAS        DISCOUNTED
                           OIL       NGL     EQUIVALENT     OIL       NGL     EQUIVALENT    FUTURE NET
AREA                     (MBBLS)   (MMCFE)    (MMCFE)     (MBBLS)   (MMCFE)    (MMCFE)     CASH FLOWS(1)
----                     -------   -------   ----------   -------   -------   ----------   -------------
                                                                                             ($000'S)
Permian Basin..........     776     3,965       8,622     11,325    86,986     154,939       $239,547
Gulf Coast.............     581     5,614       9,100      2,843    31,387      48,443        128,570
Gulf of Mexico.........     286     3,850       5,568        801    15,471      20,275         50,354
Other(2)...............       4       785         806          5     2,361       2,394          5,933
                          -----    ------      ------     ------    -------    -------       --------
                          1,647    14,214      24,096     14,974    136,205    226,051       $424,404
                          =====    ======      ======     ======    =======    =======       ========

---------------

(1) In accordance with SEC requirements, the estimated discounted future net cash flows are based on prices and costs as of the date of the estimate. The average prices on December 31, 2004 for natural gas and oil used in our estimate were $6.18 per MMBTU and $43.33 per BBL, respectively.

(2) Includes isolated property interests in Wyoming, Oregon, and Oklahoma.

     See Note 15 of the Notes to Consolidated Financial Statements for data relating to production volumes, production costs and oil and gas reserve information.

     The following table provides summary statistics about our most significant properties by geographic area as of December 31, 2004.

                                                       PERCENT        AVERAGE RESERVE TO
                                                       GAS/OIL   PRODUCTION RATIO IN YEARS(1)
                                                       -------   ----------------------------
Permian Basin Area
  Waddell Ranch Field................................   45/55                19.0
  Jalmat Field.......................................    96/4                31.0
  TXL North Unit.....................................   34/66                16.2
  Goldsmith Field....................................   25/75                 9.2
  Wasson Field.......................................    6/94                11.2
Gulf Coast Area
  South Bayou Boeuf Field............................   50/50                 8.2
  Second Bayou Field.................................   46/54                 2.5
  Reddell Field......................................   65/35                 7.3
Gulf of Mexico Area
  High Island Block A-553............................   90/10                 4.1
  South Marsh Island Block 142.......................   70/30                 2.3
Other(2).............................................    99/1                 3.0

---------------

(1) Calculated by dividing total proved reserves for the field by 2004 production for the field.

(2) Includes isolated property interests in Wyoming, Oregon and Oklahoma.

  PERMIAN BASIN AREA

  Waddell Ranch Field

     Waddell Ranch field is a large, mature property consisting of 900 producing wells and 300 injection wells. Productive formations range in depth from the Queen formation at 3,000 feet to the Ellenburger formation at 15,000 feet. This property, which covers over 75,000 acres, is located in the Permian Basin in Crane County, Texas. Burlington Resources Inc. is the operator and Mission's interest is approximately 10%. This field has had gross cumulative production of
1.4 trillion cubic feet ("TCF") of natural gas and 422 million barrels of oil. A portion of this field is under waterflood. This field is under continuous development through recompletions, workovers, and new drills.

  Jalmat Field

     Mission is the operator and holds an approximate 95% working interest in the Jalmat field, located in the Permian Basin in Lea County, New Mexico. The field consists of 140 producing wells with production primarily from the Yates and 7-Rivers formations at depths ranging from 3,000 to 4,200 feet. Gas production from the Yates and 7-Rivers has a high heating content and is processed at a nearby plant for the extraction of NGL's. Numerous behind pipe recompletions and infill drilling potential exist in both of the Yates and 7-Rivers formations. Additionally, the deeper Queen formation may have waterflood potential.

  TXL North Unit

     The TXL North Unit is an active waterflood unit that consists of 260 wells and produces from the Clearfork Tubb formation at a depth of approximately 5,600 feet. Anadarko Petroleum Corporation operates this property, located in the Permian Basin in Ector County, Texas. Mission holds an approximate 20% working interest and 25% net revenue interest. This field is currently on a 10-acre infill program with 48 successful new wells drilled in 2004 with continued drilling expected in 2005.

  Goldsmith Field

     The Goldsmith field consists primarily of the CA Goldsmith Unit, operated by XTO Energy Inc., and is located in the Permian Basin in Ector County, Texas. Mission holds a 25% working and net revenue interest in this unit. The field consists of 250 producing wells with production primarily from the Clearfork and Devonian formations at depths ranging from 5,500 to 8,000 feet. Development plans for 2005 include five new drill wells in the Clearfork formation.

  Wasson Field

     Mission holds an approximate 37% working interest in the Brahaney Unit in the Wasson field, located in the Permian Basin in Yoakum County, Texas. Apache Corporation operates this waterflood unit that consists of 90 producing wells and produces from the San Andres formation at a depth of approximately 5,200 feet. Production has increased significantly in past few years as a result of a successful infill drilling program. In 2004, seven new wells were drilled and the development drilling program continues with nine wells planned for 2005.

  GULF COAST AREA

  South Bayou Boeuf Field

     South Bayou Boeuf field is located in Lafourche Parish, Louisiana and produces from multiple Miocene-age reservoirs at depths ranging from 10,000 to 12,500 feet. One well was drilled in 2004. Multiple development drilling opportunities exist in other sands in the field. Mission is the operator of the field with an average working interest of 96% in seven producing wells.

  Second Bayou Field

     Second Bayou field is located in Cameron Parish, Louisiana. The field produces oil from shallow Miocene-age reservoirs at 5,500 feet and gas from deep Miocene-age reservoirs below 10,000 feet. Mission operates three of the six producing wells and holds an average working interest of 55% in four oil wells and two gas wells.

  Reddell Field

     Reddell field is located in Evangeline Parish, Louisiana and produces from the Upper, Middle and Lower Wilcox formations at depths ranging from 10,000 to 13,000 feet. Burlington Resources Inc. is the operator of the field consisting of 16 producing wells. In 2004, four wells were drilled with additional development drilling planned for 2005. Mission holds a 15% working interest in the field.

  GULF OF MEXICO AREA

  High Island Block A-553

     Mission owns approximately a 37% working interest and is the operator in this property located in federal waters offshore Texas in 260 feet of water. The block contains one platform with seven wells. The seventh well was recently drilled and is being completed. Production is primarily gas with liquid condensate from the Pleistocene and Pliocene formations at depths ranging from 5,000 to 12,000 feet. One additional well is planned for 2005 with more drilling available in future years.

  South Marsh Island Block 142

     This property is located in federal waters offshore Louisiana at a depth of 230 feet. Hunt Petroleum Inc. operates 16 wells on two platforms that produce from the Pleistocene and Pliocene formations at depths ranging from 3,000 to 7,000 feet. Mission owns a 31% working interest. Two successful wells were drilled in 2004 and additional drilling is planned. There are additional development drilling and recompletion opportunities on this block.

HISTORICAL DRILLING ACTIVITY

     Our principal drilling activities during the last three years were focused on properties in the Permian Basin, along the Texas and Louisiana Gulf Coast, South Texas and in the Gulf of Mexico. The following tables set forth the results of drilling activity for the last three years:

                                                          EXPLORATORY WELLS
                                       -------------------------------------------------------
                                                 GROSS                         NET
                                       --------------------------   --------------------------
                                                     DRY                          DRY
                                       PRODUCTIVE   HOLES   TOTAL   PRODUCTIVE   HOLES   TOTAL
                                       ----------   -----   -----   ----------   -----   -----
2002.................................      4          1       5        1.66      0.07    1.73
2003.................................      3          2       5        0.64      0.26    0.90
2004.................................      1          1       2        0.25      0.40    0.65

                                                         DEVELOPMENT WELLS
                                      -------------------------------------------------------
                                                GROSS                         NET
                                      --------------------------   --------------------------
                                                    DRY                          DRY
                                      PRODUCTIVE   HOLES   TOTAL   PRODUCTIVE   HOLES   TOTAL
                                      ----------   -----   -----   ----------   -----   -----
2002................................      29         3      32       10.03      1.11    11.14
2003................................      39         4      43       11.41      1.74    13.15
2004................................      66         1      67       17.24      0.04    17.28

     Six wells were in progress as of December 31, 2004.

OUR INTEREST IN PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and gas wells in which we own interests as of December 31, 2004. Productive wells are defined as producing wells and wells capable of production. Gross wells are the number of wells in which we own a working interest. The number of net wells is the sum of the fractional ownership of working interests that we own directly in gross wells. Therefore, the number of net wells does not represent a number of actual, physical wells, but rather quantifies the actual total working interests we hold in all wells. We compute the number of net wells by adding together the percentage of interests we hold in all our gross wells.

                                                              GROSS    NET
                                                              -----   -----
Oil Wells:
     Permian Basin..........................................  1,562   282.1
     Gulf Coast.............................................     57    41.6
     Gulf of Mexico.........................................     36     7.2
     Other..................................................      9     0.2
                                                              -----   -----
  Total Oil Wells...........................................  1,664   331.1
                                                              -----   -----
Gas Wells:
     Permian Basin..........................................    114   107.0
     Gulf Coast.............................................     59    24.5
     Gulf of Mexico.........................................     46     9.1
     Other..................................................     42     6.4
                                                              -----   -----
  Total Gas Wells...........................................    261   147.0
                                                              -----   -----
  Total Wells...............................................  1,925   478.1
                                                              =====   =====

OUR ACREAGE

     The following table sets forth information concerning our developed and undeveloped oil and gas acreage as of December 31, 2004. Undeveloped acreage consists of those leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. The number of gross acres in the following table refers to the total number of acres in which we own a working interest. The number of net acres is the sum of the fractional ownership of working interests that we own in the gross acres. All of our developed and undeveloped acreage is located in the United States and its territorial waters.

                                                               GROSS      NET
                                                              -------   -------
Developed Acreage:
     Permian Basin..........................................  114,224    34,148
     Gulf Coast.............................................   43,269    14,910
     Gulf of Mexico.........................................  166,440    33,986
     Other..................................................   29,739     3,201
                                                              -------   -------
  Total Developed Acreage...................................  353,672    86,245
                                                              -------   -------
Undeveloped Acreage:
     Permian Basin..........................................       --        --
     Gulf Coast.............................................    8,852     3,848
     Gulf of Mexico.........................................   42,790     7,413
     Other..................................................   72,819    31,485
                                                              -------   -------
  Total Undeveloped Acreage.................................  124,461    42,746
                                                              -------   -------
  Total Acreage.............................................  478,133   128,991
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

     Decreases in the prices of natural gas and oil could adversely affect the carrying value of proved reserves, revenues, profitability and cash flow. Although we are not currently experiencing any curtailment of natural gas or oil production, market, economic and regulatory factors may in the future materially affect our ability to sell natural gas or oil production.

     In 2004 and 2003, sales of oil and natural gas to Shell Trading (US) Company accounted for approximately 26.4% and 21.5% of our oil and gas revenues, respectively. In 2004, sales of oil and natural gas to Conoco Phillips Company accounted for approximately 12.0% of our oil and gas revenues. No other purchaser accounted for more than 10% of our oil and gas revenues in 2004, 2003 or 2002. If we were to lose any one (including Shell Trading (US) Company or Conoco Phillips Company) of our oil and natural gas purchasers, the loss could temporarily delay production and sale of our oil and natural gas in the particular purchaser's service area; however, we believe that we could quickly identify a substitute purchaser. During 2002, several large wholesale purchasers of natural gas experienced significant downgrades in their credit ratings. As a result, many of these companies have either reduced their level of natural gas purchases or have discontinued their purchases of natural gas. Although we do not believe that we have been significantly impacted by these changes, the loss of these large natural gas purchasers could have a detrimental effect on the natural gas market in general and on our ability to find purchasers for our natural gas. When we deem it necessary or prudent we require letters of credit, parent company guarantees or other forms of credit enhancement from our purchasers.

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

OUR COMPETITION

     The oil and natural gas industry is highly competitive. We compete with both independent oil and gas companies and major oil companies in all areas of our operations, including acquiring properties, contracting for drilling equipment and securing trained personnel. Many of these competitors have greater financial and technical resources and substantially larger staffs than we do. As a result, our competitors may be able to pay more for desirable leases, or to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources will permit.

     We are also affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling or other activities and has caused significant cost increases. In the fourth quarter of 2004, we began to experience delays in drilling at three of our fields due to delays of contracted drilling rigs and reduced availability for new rigs due to the current increased level of demand throughout our industry. We are unable to predict when, or if, the drilling rig shortages will abate or other such shortages may again occur or how they would affect exploration and exploitation plans.

     Competition is also strong for attractive oil and natural gas producing properties, undeveloped leases and drilling rights. Many large oil companies have been actively marketing some of their existing producing properties for sale to independent producers. We cannot assure you that we will be able to compete successfully for these properties.

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

     Mission's sale of natural gas is generally made at the market prices at the time of sale. Therefore, even though the Company sells significant volumes to major purchasers, the Company believes other purchasers would be willing to buy the Company's natural gas at comparable market prices.

     Natural gas continues to supply a significant portion of North America's energy needs and the Company believes the importance of natural gas in meeting this energy need will continue. The tightening of natural gas supply and demand fundamentals has resulted in extremely volatile natural gas prices, which is expected to continue.

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

     - the spacing and operation of wells

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

     Mission generates wastes, some of which may be hazardous wastes that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and various state agencies have limited the disposal options for certain wastes, including wastes designated as hazardous under RCRA and state analogs ("Hazardous Waste"). Furthermore, it is possible that certain wastes generated by our oil and gas operations that are currently exempt from treatment as Hazardous Waste may in the future be designated as Hazardous Waste under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.

     Equipment used in the exploration and production of oil and gas may become contaminated with naturally-occurring radioactive material ("NORM") at levels subject to state regulation. Among other things, state regulations require identification of oilfield equipment with NORM levels in excess of specified thresholds, impose worker protection standards, regulate disposal and provide penalties for violations. Mission is subject to such regulatory requirements governing NORM, such regulations may become more stringent and related costs may increase.

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

  Clean Water Act

     The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined and including wetlands. These controls have become more stringent over the years, and it is probable that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into waters of the United States. The CWA and the Oil Pollution Act of 1990 ("OPA") require facilities that store or otherwise handle oil in excess of specified quantities to prepare and implement spill prevention, control and countermeasure plans and facility response plans relating to possible discharges of oil to surface waters. The CWA provides for civil, criminal and administrative penalties for violations, including unauthorized discharges of pollutants and of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other pollutants into state waters. In the event of an unauthorized discharge, Mission may be liable for penalties and costs.

  Oil Pollution Act

     The OPA, which amends and augments oil spill provisions of CWA, imposes certain duties and liabilities on certain "responsible parties" related to the prevention of oil spills and damages resulting from such spills in United States waters and adjoining shorelines. A "responsible party" includes the owner or operator of a facility or vessel that is a source of an oil discharge or poses the substantial threat of discharge, or the lessee or permittee of the area in which a discharging facility covered by OPA is located. OPA assigns joint and several liability, without regard to fault, to each responsible party for oil removal costs and a variety of public and private damages. Few defenses exist to the liability imposed by OPA. In the event of an oil discharge or substantial threat of discharge, Mission may be liable for costs and damages.

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

  OSHA and other Regulations

     We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of CERCLA, and similar state statutes require Mission to organize and/or disclose information about hazardous materials used or produced in its operations. We believe that we are in substantial compliance with the applicable requirements.

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

TITLE TO OUR PROPERTIES

     When we acquire developed properties, we conduct a title investigation. However, when we acquire undeveloped properties, as is common industry practice, we usually conduct a preliminary title review of local mineral records. We do conduct title investigations and often obtain a title opinion and curative work is performed with respect to significant defects, if any, before we begin drilling operations. We believe that the methods we use for investigating title prior to acquiring any property are consistent with standards generally accepted in the oil and gas industry and that our practices are adequately designed to enable us to acquire good title to properties. However, some title risks cannot be avoided, despite the use of accepted practices.

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

     To the extent that such burdens and obligations affect our rights to production revenues, they have been taken into account in calculating net revenue interests and in estimating the size and value of our proved reserves. We believe that the burdens and obligations affecting our properties are conventional in the industry for the kind of properties that we own. Up to 85% of our properties are pledged as collateral under our senior secured credit facility.

OUR EMPLOYEES

     At December 31, 2004, Mission had 91 full time employees. In addition to the services of our full time employees, we utilize the services of independent contractors to perform certain services. We believe we have a good relationship with our employees. None of our employees are covered by a collective bargaining agreement.

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

OUR FACILITIES

     Our corporate office occupies approximately 30,000 square feet of leased office space at 1331 Lamar, Suite 1455, Houston, Texas 77010. We also have leased offices in Giddings, Texas, Lafayette, Louisiana and Eunice, New Mexico from which our employees supervise local oil and gas operations.

OUR AVAILABLE INFORMATION

     Mission's Internet website can be found at www.mrcorp.com. Mission makes available, free of charge, or through the "Investor Relations" section of our Internet website at www.mrcorp.com, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) of 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonable practicable after such material is filed or furnished to the Securities and Exchange Commission.

RISK FACTORS

  RISKS RELATED TO FINANCING OUR BUSINESS

  If we are not able to fund our planned capital expenditures, our cash flow from operations will decrease.

     We make, and will need to continue to make, substantial capital expenditures for the development, exploration, acquisition and production of oil and gas reserves. Our capital expenditures were $88.1 million, $35.4 million, and $21.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Historically, we have financed these expenditures primarily with cash flow from operations, the issuance of bonds or bank credit facility borrowings, the issuance of our common stock, or the sale of oil and gas properties. Our current primary sources of liquidity are cash flow from operations, credit facility borrowings, and sales of oil and gas properties. Using estimated prices of $35.00 per BBL and $5.50 per MMBTU, we have budgeted total capital expenditures in 2005 of $71 million, however, we intend to increase or decrease this amount depending upon cash flow generated by operations. Natural gas and oil prices, the timing of our drilling program and drilling results have a significant impact on the cash flows available for capital expenditures and our ability to borrow and raise additional capital. Lower prices and/or lower production may decrease revenues and cash flows, thus reducing the amount of financial resources available to meet our capital requirements.

     We believe that cash flows from operating activities combined with our ability to control the timing of a significant portion of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2005. If revenues or our borrowing base decrease for any of the reasons discussed above, we may have limited ability to expend the capital necessary to undertake our 2005 exploration and development program. A reduction in our borrowing base could be the result of lower pricing or production, inability to drill or unfavorable drilling results, changes in oil and gas reserve engineering, our lenders' inability to agree to an adequate borrowing base, or adverse changes in our lenders' practices regarding estimation of reserves. We cannot assure you that additional debt or equity financing or cash generated by operations or oil and gas property sales will be available to meet these requirements.

  We have a highly leveraged capital structure, which limits our financial flexibility.

     Our capital structure consists of our outstanding 9 7/8% senior notes due 2011 (the "9 7/8% Notes"), our $50.0 million senior secured revolving credit facility and our $25.0 million second lien term loan facility. Although all of our current debt is at lower interest rates than the 10 7/8% senior subordinated notes due 2007 (the "10 7/8% Notes") that were outstanding at December 31, 2003, our capital structure remains highly leveraged, which limits our financial flexibility. Our level of indebtedness has several important effects on our future operations, including:

     - a substantial portion of our cash flow from operations, approximately $15 million to $17 million in 2005, must be dedicated to the payment of interest on our indebtedness and will not be available for other purposes;

     - covenants contained in our debt obligations, including those in our senior secured revolving credit facility and $25.0 million term loan facility, require us to meet certain financial tests, and other restrictions, including restrictions with respect to our 9 7/8 Notes, limit our ability to borrow additional funds or dispose of assets and may affect our flexibility in planning for, and reacting to, changes in our business, including possible acquisition activities;

     - our ability to obtain financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be limited;

     - we may have a higher level of debt than some of our competitors, which may put us at a competitive disadvantage;

     - we may be more vulnerable to economic downturns and adverse developments in our industry (especially declines in oil and natural gas prices) or the economy in general; and

     - our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

     Our ability to meet our debt service obligations and to reduce our total indebtedness will be dependent upon future performance, which will be subject to general economic conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. We cannot assure you that our future performance will not be adversely affected by such economic conditions and financial, business and other factors

  We may incur additional indebtedness, which may intensify the risks described above, including our ability to service our indebtedness.

     We may incur additional indebtedness. Although the indenture governing our 9 7/8% Notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. To the extent new indebtedness is added to our current indebtedness levels, the risks described above could substantially increase.

  To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt obligations could harm our business, financial condition and results of operations.

     Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including the prices that we receive for oil and natural gas.

     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior secured revolving credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and could impair our liquidity.

  Restrictive debt covenants could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

     Our senior secured revolving credit facility, our second lien term loan and the indenture governing our 9 7/8% Notes contain a number of significant covenants that, among other things, restrict our ability to:

     - dispose of assets;

     - incur or guarantee additional indebtedness and issue certain types of preferred stock;

     - pay dividends on our capital stock;

     - create liens on our assets;

     - enter into sale and leaseback transactions;

     - enter into specified investments or acquisitions;

     - repurchase, redeem or retire our capital stock or subordinated debt;

     - merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;

     - engage in specified transactions with affiliates; or

     - other corporate activities.

     Also, our senior secured revolving credit facility and our second lien term loan require us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our control, and we cannot assure you that we will meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a future downturn in our business or the economy in general or otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our new senior secured revolving credit facility, our new second lien term loan facility and the indenture governing our 9 7/8% Notes impose on us.

     A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our senior secured revolving credit facility, our second lien term loan and our 9 7/8% Notes. A default, if not cured or waived, could result in acceleration of all of our secured indebtedness and our 9 7/8% Notes. The accelerated debt would become immediately due and payable. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

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

     As is generally the case in the oil and natural gas industry, our success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are profitable to produce. Factors that may hinder our ability to acquire additional oil and natural gas reserves include competition, access to capital, prevailing oil and natural gas prices and the number of properties for sale. If we are unable to conduct successful development activities or acquire properties containing proved reserves, our total proved reserves will generally decline as a result of production. Also, our production will generally decline. If our reserves and production decline then the amount we are able to borrow under our senior secured revolving credit facility will also decline. We cannot assure you that we will be able to locate additional reserves, that we will drill economically productive wells or that we will acquire properties containing proved reserves.

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

     Any substantial and extended decline in the price of oil or gas would have an adverse effect on the carrying value of our proved reserves, our borrowing capacity, our ability to obtain additional capital, our revenues, profitability and cash flows. Lower prices may also reduce the amount of oil and natural gas that we can produce economically and require us to record full cost ceiling test write-downs.

     Volatile oil and gas prices make it difficult to estimate the value of producing properties in connection with acquisitions and often cause disruption in the market for oil and gas producing properties as buyers and sellers have difficulty agreeing on transaction values. Price volatility also makes it difficult to budget for and project the return on acquisitions and exploitation, development and exploration projects. To attempt to reduce our price risk, we periodically enter into hedging transactions with respect to a portion of our expected future production. We cannot assure you that such transactions will reduce the risk or minimize the effect of any decline in oil or natural gas prices or that such hedges will be available on acceptable conditions.

  We may not be able to market all of or obtain favorable prices for the oil or gas we produce.

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

     We use the full cost method of accounting to account for our oil and natural gas operations. Accordingly, we capitalize the cost to acquire, explore for and develop oil and natural gas properties. Under full cost accounting rules, the net capitalized costs of oil and natural gas properties may not exceed a "ceiling limit" which is based upon the present value of estimated future net cash flows from proved reserves, discounted at 10% per annum, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling test write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity. The risk that we will be required to write down the carrying value of oil and natural gas properties increases when oil and natural gas prices are low or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves.

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

     Mission has been notified of such claims from certain parties and landowners and from the State of Louisiana. Approximately $181,000, $252,000 and $161,000 in costs were recognized for the abandonment and cleanup of the Bayou Ferblanc field for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately $379,000 in costs were recognized for the proposed settlement of abandonment issues at the West Ponchartrain field in 2003. At this time, it is not possible to determine the amount of potential exposure that we may have for any other claims. Although there can be no assurances, we do not presently believe these claims would have a material adverse effect on our financial condition or operations.

     In 1993 and 1996 we entered into agreements with surety companies and, at that time, affiliated companies Torch and Nuevo Energy Company ("Nuevo") whereby the surety companies agreed to issue such bonds to Mission, Torch and Nuevo. As part of these agreements, Mission, Torch and Nuevo agreed to be jointly and severally liable to the surety company for any liabilities arising under any bonds issued to Mission, Torch and Nuevo. The amount of bonds presently issued to Nuevo pursuant to these agreements is approximately $34.3 million. Torch currently has no bonds outstanding pursuant to these agreements. We have notified the sureties that we will not be responsible for any new bonds issued to Torch or Nuevo. However, the sureties are permitted under these agreements to seek reimbursement from us, as well as from Torch and Nuevo, if the surety makes any payments under the bonds previously issued to Torch and Nuevo. Effective May 17, 2004, Plains Exploration and Production Company acquired Nuevo Energy Company.

 Compliance with environmental and other government regulations is costly and could negatively impact production.

     Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. For a discussion of material regulations applicable to us, see "Applicable Laws and Regulations -- United States Regulations,"
"-- State Regulations" and "-- Environmental Regulations." These laws and regulations:

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

     Our operations are dependent upon a relatively small group of key management and technical personnel, including, but not limited to, Robert L. Cavnar, our Chairman, Chief Executive Officer and President, Richard W. Piacenti, our Executive Vice President and Chief Financial Officer, John L. Eells, our Senior Vice President -- Exploration and Geoscience, Marshall L. Munsell, our Senior Vice President -- Land and Land Administration and Thomas C. Langford, our Senior Vice President -- General Counsel. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on our operations.

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

     As protection against financial loss resulting from these operating hazards, we maintain insurance coverage, including certain physical damage, employer's liability, comprehensive general liability and worker's compensation insurance. Although we are not insured against all risks in all aspects of our business, such as political risk and risk of major terrorist attacks, we believe that the coverage we maintain, including business interruption insurance on our major revenue producing fields, is customary for companies engaged in similar operations. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our financial position.

  We cannot control the development of the properties we own but do not operate.

     As of December 31, 2004, we do not operate wells that represent approximately 55% of our proved reserves. As a result, the success and timing of our drilling and development activities on those properties depend upon a number of factors outside our control, including

     - the timing and amount of capital expenditures;

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

     If we raise additional funds by issuing shares of common stock, or securities convertible into or exchangeable or exercisable for common stock under our effective shelf registration statement or otherwise, or if we enter into additional arrangements to issue common stock in exchange for outstanding debt obligations, further dilution to our existing stockholders will result. New investors could also have rights superior to existing stockholders. Pursuant to our stock incentive plans, our management is authorized to grant stock awards to our employees, directors and consultants. You will incur dilution upon exercise or vesting of any outstanding stock awards.

  The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

     The issuance of a significant number of shares of common stock upon the exercise of stock options, or the availability for sale or sale of a substantial number of the shares of common stock eligible for future sale under effective registration statements, Rule 144 or otherwise, could adversely affect the market price of the common stock. We have reserved approximately 7.2 million shares of common stock for issuance under outstanding options, all of which are registered for resale on currently effective registration statements. In addition, we have registered the resale of 16.75 million shares of common stock that were issued in exchange for $40 million of our 10 7/8% Notes, and 312,000 shares of common stock issued in connection with the offering of our 9 7/8% Notes.

  We have not and do not expect in the near future to pay dividends.

     We have never declared or paid any cash dividends on our common stock and have no intention to do so in the near future. The restrictions on our present or future ability to pay dividends are included in the provisions of the Delaware General Corporation Law and in certain restrictive provisions in the indentures executed in connection with our 9 7/8% Notes. In addition, our senior secured revolving credit facility and our second lien term loan contain provisions that may have the effect of limiting or prohibiting the payment of dividends.

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

ITEM 3.  LEGAL PROCEEDINGS

     Mission is involved in litigation relating to claims arising out of its operations in the normal course of business, including workmen's compensation claims, tort claims and contractual disputes. Some of the existing known claims against us are covered by insurance subject to the limits of such policies and the payment of deductible amounts by us. Management believes that the ultimate disposition of all uninsured or unindemnified matters resulting from existing litigation will not have a material adverse effect on Mission's business or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Mission's common stock is traded on The Nasdaq National Market (Symbol:
MSSN).

     The following table sets forth the range of the high and low sales prices, as reported by Nasdaq for our common stock for the periods indicated.

                                                               SALES PRICE
                                                              -------------
QUARTER ENDED:                                                HIGH     LOW
--------------                                                -----   -----
March 31, 2003..............................................  $0.47   $0.22
June 30, 2003...............................................  $1.88   $0.25
September 30, 2003..........................................  $2.45   $1.30
December 31, 2003...........................................  $2.99   $1.62
March 31, 2004..............................................  $3.25   $2.17
June 30, 2004...............................................  $6.11   $3.12
September 30, 2004..........................................  $6.53   $4.61
December 31, 2004...........................................  $6.80   $5.24

     We have not paid dividends on our common stock and do not anticipate paying cash dividends in the immediate future as we contemplate that our cash flows will be used for continued growth of our operations. In addition, certain covenants contained in our financing arrangements restrict the payment of dividends (see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Financing and Note 8 of the Notes to Consolidated Financial Statements). There were approximately 1,051 stockholders of record as of February 28, 2005.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data with respect to Mission should be read in conjunction with the Consolidated Financial Statements and supplementary information included in Item 8 (amounts in thousands, except per share data).

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2004       2003       2002       2001       2000
                                              --------   --------   --------   --------   --------
Gas revenues................................  $ 79,050   $ 46,443   $ 42,953   $ 60,924   $ 66,953
Oil revenues................................    49,657     52,914     69,926     72,311     45,300
Gas plant revenues..........................        --         --         --      4,456      6,070
Gain (loss) on extinguishment of debt.......    (2,606)    23,476         --         --         --
Interest and other income (loss)............      (461)     1,141     (7,415)     4,386        957
                                              --------   --------   --------   --------   --------
  Total revenues............................   125,640    123,974    105,464    142,077    119,280
Lease operating expense.....................    29,060     32,728     43,222     44,773     24,553
Taxes other than income.....................     9,400      8,251      9,246      6,656      6,273
Transportation costs........................       346        349        834         73        270
Gas plant expenses..........................        --         --         --      2,118      2,677
Asset retirement obligation accretion
  expense...................................     1,202      1,263         --         --         --
Depreciation, depletion and Amortization....    44,229     38,501     43,291     45,106     32,654
Impairment expense..........................        --         --     16,679     27,971         --
Disposition of hedges.......................        --         --         --         --      8,671
Uncollectible gas revenues..................        --         --         --      2,189         --
Loss on sale of assets......................        --         --      2,645     11,600         --
General and administrative Expenses.........    16,871     10,856     12,758     15,160      8,821
Interest and related expenses...............    19,818     25,565     26,853     23,664     15,375
Provision for income tax (benefit)..........     1,765      2,358    (11,580)    (9,055)   (12,222)
                                              --------   --------   --------   --------   --------
Total expenses..............................   122,691    119,871    143,948    170,255     87,072
Cumulative effect of a change in accounting
  method, net of deferred taxes.............        --      1,736         --      2,767         --
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $  2,949   $  2,367   $(38,484)  $(30,945)  $ 32,208
                                              ========   ========   ========   ========   ========
Earnings (loss) per common share............  $   0.08   $   0.10   $  (1.63)  $  (1.54)  $   2.32
Earnings (loss) per common share-diluted....  $   0.07   $   0.10   $  (1.63)  $  (1.54)  $   2.27
Working capital.............................  $(10,261)  $ 16,277   $    952   $    105   $  7,212
Long-term debt, net of current Maturities...  $170,000   $198,496   $226,431   $261,695   $125,450
Stockholders' equity........................  $112,005   $ 74,940   $ 65,377   $110,240   $ 56,960
Total assets................................  $377,903   $357,326   $342,404   $447,764   $221,545

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Mission is an independent oil and gas exploration and production company. We drill for, acquire, develop and produce natural gas and crude oil. Our property portfolio is comprised of long-lived, low-risk assets, like those in the Permian Basin, and multi-reservoir, high-productivity assets found along the Gulf Coast and in the Gulf of Mexico. Our operational focus remains on efficient, well managed upstream natural gas and crude oil exploration and production. We will continue to pursue complementary acquisitions when the appropriate opportunities present themselves. Mission's results of operations for the year 2004 included the following financial and operational highlights.

     - Acquired approximately 34.3 BCFE at the Jalmat field, located in the Permian Basin in New Mexico.

     - Redeemed our 10 7/8% Notes and issued $130.0 million of new 9 7/8% Notes.

     - Established a new senior secured revolving credit facility, making available $30.0 million for short-term borrowings and an additional $20.0 million for acquisitions.

     - Entered into a new $25.0 million second lien term loan.

     - Reduced long-term debt by $28.5 million and interest expense by $6 million for the year ended December 31, 2004 as compared to the same period in 2003.

     - Reduced operating expenses per MCFE 15.4% from $1.43 for the year ended December 31, 2003 to $1.21 for the year ended December 31, 2004.

     - Drilled 66 successful developmental wells and one successful exploratory well that increased reserves enough to fully replace 2004 production.

     - Completed building our exploration team of experienced geophysicists and geologists with significant expertise in the industry and our core areas.

     - Hedged over 50% of 2005 proved developed producing reserves at a weighted average floor price of $31.21 per BBL and $5.02 per MMBTU, with additional hedges on 2006 production.

     - Doubled ownership interest in the Chocolate Bayou, Southwest Lake Boeuf, Backridge and West Lake Verret fields by acquiring approximately 6 BCFE of reserves.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Net Income/Loss -- Net income for the year ended December 31, 2004 was $2.9 million, or $0.07 per share on a diluted basis, while the net income for the year ended December 31, 2003 was $2.4 million, or $0.10 per share on a diluted basis. In 2003, our purchase and retirement of $107.6 million principal amount of our 10 7/8% Notes generated a $23.5 million gain, $15.3 million net of tax, on the extinguishment of debt. In 2004, our repurchase and retirement of the remaining $117.4 million principal amount of our 10 7/8% Notes, along with other debt refinancing costs, generated a net loss of $2.6 million, $1.7 million net of taxes. Absent the debt extinguishment gains and (losses), net income (loss) for the years ended December 31, 2004 and 2003, would have been $4.6 million and ($12.9) million, respectively. See "Financial Condition-Financing" section below for additional information about the debt retirement transactions. The $17.5 million improvement, net of debt extinguishment, in the twelve month period ended December 31, 2004 resulted from increased gas production, higher oil and gas prices and lower interest and lease operating expenses. This was partially offset by a $4.1 million non-cash increase in G&A expense ($2.6 million, net of taxes) from the issuance, to our Chairman and CEO, of stock options to replace stock appreciation rights.

Oil and Gas Revenues -- Oil and gas revenues were $128.7 million in the year ended December 31, 2004, compared to $99.3 million for the respective period in 2003. The table below details the components of oil and gas revenues and their respective changes between the periods (dollar amounts in millions, except prices):

                                                      YEAR ENDED
                                                     DECEMBER 31,           CHANGE
                                                   -----------------   -----------------
                                                    2004      2003     DOLLARS   PERCENT
                                                   -------   -------   -------   -------
Oil revenue......................................  $  65.7   $  62.3   $  3.4       5.5%
Oil hedge settlements............................    (16.0)     (9.4)    (6.6)    (70.2)%
                                                   -------   -------
Net oil revenue..................................     49.7      52.9
Gas revenue......................................     83.6      52.8     30.8      58.3%
Gas hedge settlements............................     (4.6)     (6.4)     1.8      28.1%
                                                   -------   -------
Net gas revenue..................................  $  79.0   $  46.4
Oil production (MBBLS)...........................    1,647     2,098     (451)    (21.5)%
Gas production (MMCF)............................   14,214    10,314    3,900      37.8%
Gas equivalent (MMCFE)...........................   24,096    22,902    1,194       5.2%
Average sales prices, excluding hedges
  Oil ($ per Bbl)................................  $ 39.88   $ 29.69   $10.19      34.3%
  Natural Gas ($ per MCF)........................  $  5.89   $  5.12   $ 0.77      15.0%
Average sales prices, including hedges
  Oil ($ per Bbl)................................  $ 30.15   $ 25.22   $ 4.93      19.5%
  Natural Gas ($ per MCF)........................  $  5.56   $  4.50   $ 1.06      23.6%

     The sale of the East Texas and Raccoon Bend fields in the last half and fourth quarter of 2003, respectively, are the primary causes for the 21.5% decline in oil production. Gas production, however, increased 37.8%, more than offsetting the oil production decline and resulted in a combined MMCFE increase of 5.2%. The primary reasons for the gas increase are the January and April 2004 acquisitions of the Jalmat field in Lea County, New Mexico. The Jalmat acquisition, along with production increases from the LeBlanc #1 well in Vermilion Parish, Louisiana, the South Marsh Island A-11 and C-5 wells, offshore Louisiana, and the High Island 553 A-7 recompletion, offshore Texas, account for most of the production increase.

     Increased pre-hedge oil and gas prices averaged $39.88 per Bbl and $5.89 per MCF or 34.3% and 15.0% higher, respectively, in the twelve month period ended December 31, 2004 compared to $29.69 per Bbl and $5.12 per MCF in the same period of 2003. Realized oil and gas prices, including the effect of hedges, were $4.93 per Bbl and $1.06 per MCF higher, respectively, for the year ended December 31, 2004, as compared to the same period in 2003. Several factors, including instability in the Middle East, lower inventories and a cold winter contributed to the commodity price increases.

Costs of Oil and Gas Production -- In addition to analyzing gross changes in costs, management finds it useful to look at certain costs on a per unit basis. The table below details our costs of oil and gas production by cost type both in dollars incurred and, where useful, in dollars per MCFE, and their respective changes between the periods (dollars in millions, except per unit amounts).

                                                        YEAR ENDED
                                                       DECEMBER 31,         CHANGE
                                                       -------------   -----------------
                                                       2004    2003    DOLLARS   PERCENT
                                                       -----   -----   -------   -------
Lease operating expense..............................  $29.1   $32.7   $ (3.6)    (11.0)%
Lease operating expense per MCFE.....................   1.21    1.43    (0.22)    (15.4)%
Taxes other than income:(1)
  Production taxes...................................    6.9     5.2      1.7      32.7%
  Property taxes.....................................    2.1     2.6     (0.5)    (19.2)%
  Other taxes........................................    0.4     0.5     (0.1)    (20.0)%
                                                       -----   -----   ------     -----
     Total taxes other than income:..................    9.4     8.3      1.1      13.3%
                                                       -----   -----   ------     -----
Transportation costs(1)..............................    0.3     0.3       --        --
Depreciation, depletion and amortization.............   44.2    38.5      5.7      14.8%
Depreciation, depletion and amortization per MCFE....  $1.80   $1.65   $ 0.15       9.1%

---------------

(1) Taxes other than income and transportation costs relate to specific fields or production, therefore analysis of such costs per unit of total production is not useful.

     Total lease operating expenses for the year 2004 decreased 11% from 2003 levels, and decreased 15.4% on a per MCFE basis. Production increases along with lease operating expense decreases contributed to the per MCFE cost decrease. In gross dollars, the most significant cost reductions related to the sale of high cost properties and subsequent redeployment of proceeds into lower cost gas properties. The cost per MCFE of the East Cameron and East Texas fields sold in August 2003, and the Raccoon Bend oil field sold in the fourth quarter of 2003, were significantly higher than the cost per MCFE of the Jalmat field, which was purchased in the first quarter of 2004. In the second quarter of 2004, we recovered approximately $575,000 of previously paid Waddell Ranch field lease operating expenses as a result of in-house review of billable costs. Exclusive of this recovery, recurring lease operating expense on an MCFE basis was $1.23 for the twelve months ending December 31, 2004 as compared to $1.43 for the twelve months ending December 31, 2003. In the fourth quarter of 2004, our lease operating expense increased for two reasons. First, workovers are being performed due to near-record high commodity prices that probably would not have been performed in the past, and second, the cost of basic oil field services has increased. We expect these trends to continue into 2005.

     Production taxes, depending upon the jurisdiction, are calculated using a percentage of revenue or a per-unit of production rate. In general, production taxes increase as revenue and production increase. In 2004, the 32.7% increase in production taxes was disporportionately larger than our revenue increase because Louisiana's tax rate on natural gas increased by 40%.

     Property taxes are assessed based upon property value calculated at the beginning of each year. Our reduced number of properties coupled with reductions in the assessed values of our remaining properties resulted in the property tax reduction in 2004. Assessed values are based upon beginning of the year reserves and the previous year's average realized price. As a result of the sale of Texas properties late in 2003, and their replacement with properties in New Mexico, a state with lower property taxes than Texas, our property taxes have been reduced by 19.2%.

     Depreciation, depletion and amortization ("DD&A") is 14.8% higher for the twelve months ended December 31, 2004 over the same period in 2003. This increase is due to a 9.1% higher DD&A rate and a 5.2% increase in production on an MCFE basis, discussed under Oil and Gas Revenues above. The DD&A rate is calculated by dividing the net property costs plus future development costs, by the remaining BOE of reserves. The $0.15 increase in DD&A on a per MCFE basis reflects the impact of a $40.0 million increase in future development costs. The effect of this increase to the depletable base was mitigated by an increase in reserves as a result of the Jalmat acquisition in January and April 2004 and reserve additions described in our December 31, 2004 reserve report prepared by Netherland, Sewell and Associates, Inc.

Asset Retirement Obligation Accretion Expense -- The liability recorded for our asset retirement obligation represents the estimate of such costs as of the end of the reporting period. Each quarter, we are required to increase the liability to account for the passage of time, resulting in this accretion expense.

Income Taxes -- Federal and state income taxes for the year ended December 31, 2004 were based upon a 37.4% effective tax rate which represented a change from the 36.5% effective tax rate of 2003. The effective rate is calculated by dividing income tax provision by net income before taxes. There was a $3.9 million valuation allowance on deferred taxes applicable at December 31, 2004. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are available. Based upon the currently available evidence, management believes it is more likely than not that a) the Company will not realize the deferred tax benefit associated with its interest in the Carpatsky production payment and b) a portion of the Company's state income tax loss carryforwards will not be utilized.

Interest and Other Income -- Interest and other income decreased $1.6 million from a net gain of $1.1 million reported for the year 2003 to a net loss of $461,000 reported for the year 2004. Gains or losses related to hedge ineffectiveness, as computed under the requirements of SFAS. No. 133, are the most significant portion of this line item. A $1.0 million net gain from hedge ineffectiveness was recorded in 2003 while a net gain of $0.1 million was recorded in 2004. Other factors contributing to the decrease in interest and other income; include, $361,000 of equity in the earnings of White Shoal Pipeline Corporation in 2003 compared to $53,000 in 2004 and bad debt recoveries of $109,000 in 2003 compared to bad debt expense of $441,000, in 2004.

Interest and Related Expenses -- Interest expense decreased 22.7% to $19.8 million for the year ended December 31, 2004 from $25.6 million for the year ended December 31, 2003. The following table details the components of interest and their respective changes between the periods (dollar amounts in millions).

                                                        YEAR ENDED
                                                       DECEMBER 31,         CHANGE
                                                       -------------   -----------------
                                                       2004    2003    DOLLARS   PERCENT
                                                       -----   -----   -------   -------
Interest rate swap gain..............................  $  --   $(0.5)  $  0.5       N/A
Interest on 10 7/8% Notes, net of amortized
  premium............................................    3.9    16.2    (12.3)    (75.9)%
Interest on 9 7/8% Notes.............................    9.4      --      9.4       N/A
Amortization of financing costs......................    1.7     2.5     (0.8)    (32.0)%
Interest on term loan................................    4.2     7.3     (3.1)    (42.5)%
Interest on credit facility..........................    0.6     0.1      0.5     500.0%
                                                       -----   -----   ------
  Reported interest and related expense..............  $19.8   $25.6   $ (5.8)    (22.7)%
                                                       =====   =====   ======

     The interest rate swap was cancelled in February 2003 and was not replaced. Throughout 2003 and in early 2004, we repurchased approximately $137.6 million in 10 7/8% Notes. On May 10, 2004, the remaining $87.4 million of 10 7/8% Notes were redeemed. The redemption of all the 10 7/8% Notes and subsequent issuance of the 9 7/8% Notes resulted in a significant reduction in interest paid for the year ended December 31, 2004 as compared to the same period in 2003. Also, throughout 2003 and early 2004 interest expense on the term loan was based on an $80 million principal balance at 12% interest. On April 8, 2004, as part of the debt refinancing, the principal balance on the term loan was repaid and replaced with a senior secured revolving credit facility and a second lien term loan with a combined balance of $40 million and interest rates between 3.1% and 7.6%. This decrease in balance and interest rates resulted in a reduction in interest paid for the year ended December 31, 2004, as compared to the same period in 2003.

General and Administrative Expenses -- General and administrative expenses totaled approximately $16.9 million in the year ended December 31, 2004 and $10.9 million in the year ended December 31, 2003. This increase is primarily the result of the recognition of a non-cash compensation expense of $4.1 million from the issuance of stock options to replace stock appreciation rights. The options were granted with a strike price of $0.55 per share, which is the same exercise price as the surrendered stock appreciation rights. As a result of these options having an exercise price below the market value for Mission's common stock, we were required to recognize this non-cash expense. An increase in separation costs of $0.4 million along with additional costs relating to Sarbanes-Oxley Act compliance of approximately $0.5 million also accounted for a portion of the increase. A general increase in staffing during the twelve month period ended December 31, 2004 has contributed to higher salaries and benefits than that of the same period in 2003.

     Some costs incurred in 2004 are not expected to be recurring. The non-cash compensation expense and separation costs are considered one-time events. While many of these costs are not expected to reoccur in 2005, our total general and administrative expenses are anticipated to remain near 2004 levels as headcount in 2005 goes up. Salaries and benefits will increase and public company expenses will continue to rise as the Company increases in size.

  YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Net Income/Loss -- Net income for the year ended December 31, 2003 was $2.4 million, or $0.10 per share on a diluted basis, while the net loss for the year ended December 31, 2002 was $38.5 million, or $1.63 per share on a diluted basis. In 2003, our purchase and retirement of $107.6 million principal amount of our 10 7/8 Notes generated a $23.5 million gain, $15.3 million net of tax, on the extinguishment of debt. See "Financial Condition -- Financing" section below for additional information about the debt retirement transactions. In 2002, we recognized a $16.7 million goodwill impairment. Absent the debt extinguishment in 2003 and goodwill impairment in 2002, net loss for these years would have been $12.9 million and $21.8 million, respectively.

Oil and Gas Revenues -- Oil and gas revenues were $99.3 million in the year ended December 31, 2003, compared to $112.9 million for the respective period in 2002. The table below details the components of oil and gas revenues and their respective changes between the periods (dollar amounts in millions, except prices):

                                                    YEAR ENDED
                                                   DECEMBER 31,            CHANGE
                                                 -----------------   ------------------
                                                  2003      2002     DOLLARS    PERCENT
                                                 -------   -------   --------   -------
Oil revenue....................................  $  62.3   $  71.5   $   (9.2)   (12.9%)
Oil hedge settlements..........................     (9.4)     (1.6)      (7.8)    (487%)
                                                 -------   -------
Net oil revenue................................     52.9      69.9
Gas revenue....................................     52.8      41.7       11.1     26.6%
Gas hedge settlements..........................     (6.4)      1.3       (7.7)    (592%)
                                                 -------   -------
Net gas revenue................................  $  46.4   $  43.0
Oil production (MBBLS).........................    2,098     3,157     (1,059)   (33.5%)
Gas production (MMCF)..........................   10,314    14,120     (3,806)   (27.0%)
Gas equivalent (MMCFE).........................   22,902    33,062    (10,160)   (30.7%)
Average sales prices, excluding hedges
  Oil ($ per Bbl)..............................  $ 29.69   $ 22.66   $   7.03     31.0%
  Natural Gas ($ per MCF)......................  $  5.12   $  2.95   $   2.17     73.6%
Average sales prices, including hedges
  Oil ($ per Bbl)..............................  $ 25.22   $ 22.15   $   3.07     13.9%
  Natural Gas ($ per MCF)......................  $  4.50   $  3.04   $   1.46     48.0%

     The property sales in late 2002 plus the additional sales in the fourth quarter of 2003 are the primary cause of the oil and gas production declines. Gas production increases from drilling, recompletions and workovers completed at South Marsh Island, North Leroy and West Lake Verret partially offset the production declines. Because these projects were completed late in 2003, their impact in 2003 was small, but continued production from these projects benefited our 2004 results. In addition, the favorable impact of high commodity prices offset most of the production decreases. Several factors, including instability in the Middle East and a cold winter, contributed to the commodity price increases.

Costs of Oil and Gas Production -- In addition to analyzing gross changes in costs, management finds it useful to look at certain costs on a per unit basis. The table below details our costs of oil and gas production by cost type both in dollars incurred and, where useful, in dollars per MCFE, and their respective changes between the periods (dollars in millions, except per unit amounts).

                                                        YEAR ENDED
                                                       DECEMBER 31,         CHANGE
                                                       -------------   -----------------
                                                       2003    2002    DOLLARS   PERCENT
                                                       -----   -----   -------   -------
Lease operating expense..............................  $32.7   $43.2   $(10.5)    (24.3%)
Lease operating expense per MCFE.....................   1.43    1.31     0.12       9.2%
Taxes other than income(1)...........................    8.3     9.2     (0.9)     (9.8%)
  Production taxes...................................    5.2     5.0      0.2       4.0%
  Property taxes.....................................    2.6     3.8     (1.2)    (31.6%)
  Other taxes........................................    0.5     0.4      0.1      25.0%
Transportation costs(1)..............................    0.3     0.8     (0.5)    (62.5%)
Depreciation, depletion and amortization.............   38.5    43.3     (4.8)    (11.1%)
Depreciation, depletion and amortization per MCFE....  $1.65   $1.29   $ 0.36      27.9%

---------------

(1) Taxes other than income and transportation costs relate to specific fields or production, therefore analysis of such costs per unit of total production is not useful.

     Total lease operating expenses for the year 2003 decreased 24.3% from 2002 levels, but increased 9.2% on a per MCFE basis. Production declines contributed to the per MCFE cost increase. In gross dollars, the most significant cost reductions related to the sale of properties at auction in November 2002, the sale of the Pt. Pedernales field in March 2003, the sale of the East Texas and East Cameron fields in August 2003 and the sale of the Raccoon Bend field in the fourth quarter of 2003. The East Texas and Raccoon Bend fields consisted of high per MCFE cost oil properties.

     Production taxes, depending upon the jurisdiction, are calculated using a percentage of revenue or a per-unit of production rate. They vary with both price and production levels.

     Property taxes are assessed based upon property value calculated at the beginning of each year. Our reduced number of properties coupled with reductions in the assessed values of our remaining properties resulted in the property tax reduction in 2003. Assessed values are based upon beginning of the year reserves and the previous year's average realized price.

     Because our depreciation, depletion and amortization ("DD&A") is calculated on the units of production method, the production decrease resulting from normal production declines and from property sales is resulting in the overall decline in DD&A expense. The increase in DD&A on a per MCFE basis reflected the impact of decreases in reserves due to property sales.

Asset Retirement Obligation Accretion Expense -- Asset retirement obligation accretion expense was a new category of expense for 2003 that resulted from the implementation of SFAS No. 143. The liability recorded for our asset retirement obligation represented the estimate of such costs as of the end of the reporting period. Each quarter, we are required to increase the liability to account for the passage of time, resulting in this accretion expense.

Income Taxes -- Federal and state income taxes for the year ended December 31, 2003 were based upon a 36.5% effective tax rate which represented a change from the 23.1% effective tax rate of 2002. The 2002 effective rate, as calculated by dividing income tax benefit by net loss before taxes, was lower primarily because the impairment of goodwill is not an allowable tax deduction.

     In December 2003, we became subject to tax limitations imposed under
Section 382 of the Internal Revenue Code ("382 Limitations"). These limitations could impact the potential future realization of our tax net operating losses and other deferred tax assets. Based upon estimates of our recoverable reserves, future production and related taxable income, management has determined that the 382 Limitations have not currently resulted in our deferred assets being impaired.

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

Interest and Related Expenses -- Interest expense decreased 4.8% to $25.6 million for the year ended December 31, 2003 from $26.9 million for the year ended December 31, 2002. The following table details the components of interest and their respective changes between the periods (dollar amounts in millions).

                                                        YEAR ENDED
                                                       DECEMBER 31,         CHANGE
                                                       -------------   -----------------
                                                       2003    2002    DOLLARS   PERCENT
                                                       -----   -----   -------   -------
Interest rate swap (gain) loss.......................  $(0.5)  $(2.2)   $ 1.7      77.3%
Interest on 10 7/8% Notes, net of amortized
  premium............................................   16.2    24.2     (8.0)    (33.1)%
Amortization of financing costs......................    2.5     3.1     (0.6)    (19.4)%
Interest on term loan................................    7.3      --      7.3       N/A
Interest on credit facility..........................    0.1     1.8     (1.7)    (94.4)%
                                                       -----   -----    -----
  Reported interest and related expense..............  $25.6   $26.9    $(1.3)     (4.8)%
                                                       =====   =====    =====

     The interest rate swap was cancelled in February 2003, limiting our exposure to interest rate volatility and resulting in a $520,000 gain recognized in the first quarter of 2003. The March 2003 repurchase of $97.6 million of our 10 7/8% Notes and their replacement with an $80.0 million term loan facility bearing interest at 12% generated interest savings of approximately $95,000 per month beginning in the second quarter of 2003.

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

     Certain costs incurred in 2003 were not expected to be recurring. Our legal costs were higher as a result of several settled lawsuits and the implementation of the new corporate governance requirements. We also performed an extensive review of our lease and well records in connection with the implementation of a new land system.

FINANCIAL CONDITION

  CAPITAL STRUCTURE

     In 2004 we reduced our indebtedness by $28.5 million lowering our interest expense in 2005 to approximately $15 to $17 million. This was accomplished by taking the following steps in the first half of 2004:

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

     Interest expense remains a significant use of cash that reduces the cash available for the exploration and development of oil and gas properties.

  FINANCING

     Our outstanding indebtedness totaled $170 million at December 31, 2004. The nature of our indebtedness as of December 31, 2004 and December 31, 2003 is summarized on the table below (amounts in thousands).

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003
                                                              ---------------   ---------------
Term loan facility..........................................     $     --          $ 80,000
10 7/8% Notes...............................................           --           117,426
Unamortized premium on 10 7/8% Notes........................           --             1,070
Second lien term loan facility..............................       25,000                --
Senior secured revolving credit facility(1).................       15,000                --
9 7/8% Notes................................................      130,000                --
                                                                 --------          --------
Total debt..................................................     $170,000          $198,496
                                                                 ========          ========

---------------

(1) Amounts available for borrowing at December 31, 2004 and 2003 under the revolving credit facilities were $34.9 million and $12.5 million, respectively.

     On April 8, 2004, we issued senior notes, announced the redemption of our 10 7/8% Notes and replaced both our revolving credit facility and term loan. Those transactions and the details of the resulting debt are discussed below.

  9 7/8% Notes

     On April 8, 2004, we issued $130.0 million of our 9 7/8% Notes which are guaranteed on an unsubordinated, unsecured basis by all of our current subsidiaries. Interest on the notes is payable semi-annually, on each April 1 and October 1, commencing on October 1, 2004.

     A portion of the net proceeds from the offering of the 9 7/8% Notes was set aside to redeem, on May 10, 2004, the $87.4 million aggregate principal amount of the 10 7/8% Notes that remained outstanding. On April 8, 2004, the remainder of the net proceeds from the offering of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit facility (as described below) and $25.0 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of our outstanding indebtedness under our prior revolving credit facility and term loan.

     At any time on or after April 9, 2005 and prior to April 9, 2008, we may redeem up to 35% of the aggregate original principal amount of the 9 7/8% Notes, using the net proceeds of equity offerings, at a redemption price equal to 109.875% of the principal amount of the 9 7/8% Notes, plus accrued and unpaid interest. On or after April 9, 2008, we may redeem all or a portion of the 9 7/8% Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on April 9 of the years indicated below:

YEAR                                                          PERCENTAGE
----                                                          ----------
2008........................................................  104.93750%
2009........................................................  102.46875%
2010........................................................  100.00000%

     If we experience specific kinds of change of control, we may be required to purchase all or part of the 9 7/8% Notes at a price equal to 101% of the principal amount together with accrued and unpaid interest.

     The 9 7/8% Notes contain covenants that, subject to certain exceptions and qualifications, limit our ability and the ability of certain of our subsidiaries to:

     - incur additional indebtedness or issue certain types of preferred stock or redeemable stock; transfer or sell assets;

     - enter into sale and leaseback transactions;

     - pay dividends or make other distributions on stock, redeem stock or redeem subordinated debt;

     - enter into transactions with affiliates;

     - create liens on our assets;

     - guarantee other indebtedness;

     - enter into agreements that restrict dividends from subsidiaries;

     - make investments;

     - sell capital stock of subsidiaries; and

     - merge or consolidate.

     Standard and Poor's and Moody's currently publish debt ratings for the 9 7/8% Notes. Their ratings consider a number of items including our debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. Standard & Poor's rating on the 9 7/8% Notes is "CCC" and Moody's rating is "Caa2." A decline in credit ratings will not create a default or other unfavorable change in the 9 7/8% Notes.

  Senior Secured Revolving Credit Facility

     On April 8, 2004, we entered into a senior secured revolving credit facility led by Wells Fargo Bank, N.A. The facility, which matures on April 8, 2007, is secured by a first priority mortgage and security interest in at least 85% of our oil and gas properties, all of the ownership interests of all of our subsidiaries, and our equipment, accounts receivable, inventory, contract rights, general intangibles and other assets. The facility is also guaranteed by all of our subsidiaries.

     Availability under the facility, which includes a $3 million subfacility for standby letters of credit, is subject to a borrowing base that is determined at the sole discretion of the facility lenders. The initial borrowing base of the facility was $50 million, of which $30 million was available for general corporate purposes and $20 million was available for the acquisition of oil and gas properties approved by the lenders. The borrowing base is redetermined on each April 1 and October 1. Mission and the lenders each have the option to request one unscheduled interim redetermination between scheduled redetermination dates. On October 1, 2004, it was determined that there would be no change in the borrowing base.

     On April 8, 2004, we were advanced $21.5 million under the facility, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $25 million that was borrowed under a second lien term loan (as described below), was used to completely discharge all of our outstanding indebtedness under our prior revolving credit facility and term loan. At December 31, 2004, $15.0 million in borrowings were outstanding and $34.9 million was available for borrowing ($20.0 million of which is restricted to the acquisition of oil and gas properties approved by the lenders).

     Advances under the facility bear interest, at our option, at either (i) a margin (which varies from 25.0 basis points to 125.0 basis points based upon utilization of the borrowing base) over the base rate, which is the higher of
(a) Wells Fargo's prime rate in effect on that day, and (b) the federal funds rate in effect on that day as announced by the Federal Reserve Bank of New York, plus 0.5%; or (ii) a margin (which varies from 175.0 basis points to 275.0 basis points based upon utilization of the borrowing base) over LIBOR. We are allowed to prepay any base rate or LIBOR loan without penalty, provided that each prepayment is at least $500,000 and multiples of $100,000 in excess thereof, plus accrued and unpaid interest.

     Standby letters of credit may be issued under the $3 million letter of credit subfacility. We are required to pay, to the issuer of the letter of credit, with respect to each issued letter of credit, (i) a per annum letter of credit fee equal to the LIBOR margin then in effect multiplied by the face amount of such letter of credit plus (ii) an issuing fee of the greater of $500 or 12.5 basis points.

     The facility requires us to hedge forward, on a rolling 12-month basis, at least 50% of proved producing volumes projected to be produced over the following 12 months. We are also required to hedge forward, on a rolling 12-month basis, 25% of proved producing volumes projected to be produced over the succeeding 12-month period. Any time that we have borrowings under the facility in excess of 70% of the borrowing base available for general corporate purposes, the agent under the facility may require us to hedge an additional percentage of projected production volumes on terms acceptable to the agent.

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

     The facility contains the following covenants which are considered important to our operations. At December, 31, 2004, we were in compliance with each of the following covenants:

     - Maintain a current ratio of consolidated current assets (as defined in the facility) to consolidated current liabilities (as defined in the facility) of not less than 1.0 to 1.0;

     - Maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) an interest coverage ratio (as defined in the facility) of no less than (i) 2.50 for June 30, 2004 through December 31, 2004, (ii) 2.75 for March 31, 2005 through June 30, 2005, and (iii) 3.0 for September 30, 2005 and thereafter;

     - Maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) a leverage ratio (as defined in the facility) of no more than 3.5 for December 31, 2004 and thereafter; and

     - Maintain a tangible net worth (as defined in the facility) of not less than 85% of tangible net worth at March 31, 2004, plus 50% of positive net income after tax distributions, plus 100% of equity offerings after March 31, 2004, excluding any asset impairment charges.

     The facility also includes restrictions with respect to changes in the nature of our business; sale of all or a substantial or material part of our assets; mergers, acquisitions, reorganizations and recapitalizations; liens; guarantees; debt; leases; dividends and other distributions; investments; debt prepayments; sale-leasebacks; capital expenditures; lease expenditures; and transactions with affiliates.

  Second Lien Term Loan

     On April 8, 2004, we entered into a second lien term loan with a syndicate of lenders arranged by Guggenheim Corporate Funding, LLC. The loan, which matures on April 8, 2008, is secured by a second priority security interest in the assets securing the senior secured revolving credit facility. The facility is also guaranteed by all of our subsidiaries. On April 8, 2004, we borrowed the $25.0 million under the loan, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $21.5 million borrowed under the senior secured revolving credit facility (as described above), was used to completely discharge all of the outstanding indebtedness under the prior revolving credit facility and term loan.

     The loan accrues interest in each monthly interest period at the rate of 30-day LIBOR plus 525 basis points per annum, payable monthly in cash. We may prepay the loan at any time after the date six months and one day after April 8, 2004 in whole or in part in multiples of $1 million at the prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if prepaid during each successive 12-month period beginning on April 9th of each year indicated below:

YEAR                                                          PREMIUM
----                                                          -------
2004........................................................    102%
2005........................................................    101%
2006 to maturity............................................    100%

Provided, however, that no prepayment shall be made prior to the date six months and one day after April 8, 2004.

     The loan contains covenants that are no more restrictive than those contained in the senior secured revolving credit facility.

  Redeemed 10 7/8% Notes

     In April 1997, we issued $100 million of 10 7/8% Notes due 2007. On May 29, 2001, we issued an additional $125 million of 10 7/8% Notes with identical terms to the notes issued in April 1997 at a premium of $1.9 million. The premium, shown separately on the Consolidated Balance Sheet, was amortized as a reduction of interest expense over the life of the 10 7/8% Notes so that the effective interest rate on the additional 10 7/8% Notes was 10.5%. Interest on the 10 7/8% Notes was payable semi-annually on April 1 and October 1.

     On March 28, 2003, we acquired, in a private transaction with various funds affiliated with Farallon Capital Management, LLC, approximately $97.6 million in principal amount of the 10 7/8% Notes for approximately $71.7 million, plus accrued interest. Including costs of the transaction and the removal of $2.2 million of previously deferred financing costs related to the acquired 10 7/8% Notes, we recognized a $22.4 million gain on the extinguishment of the 10 7/8% Notes.

     In December 2003, February 2004 and March 2004, in three private transactions, we acquired $40.0 million aggregate principal amount of the 10 7/8% Notes in exchange for an aggregate of 16.75 million shares of our common stock as summarized below.

                                                                                 NET GAIN ON
                                                  PRINCIPAL       COMMON      EXTINGUISHMENT OF
DATE                          NOTE HOLDER           VALUE         SHARES        107/8% NOTES
----                          -----------        -----------   ------------   -----------------
December 2003..........  FTVIPT -- Franklin      $10 million   4.50 million     $1.1 million
                         Income Securities
                         Fund and Franklin
                         Custodian Funds --
                         Income Series
February 2004..........  Stellar Funding, Ltd.   $15 million   6.25 million     $0.5 million
March 2004.............  Harbert Distressed      $15 million   6.00 million     $0.9 million
                         Investment Master
                         Fund, Ltd.

     On May 10, 2004, the remaining $87.4 million of 10 7/8% Notes were redeemed at a premium of approximately $1.6 million. This premium is included in the $4.1 million ($2.6 million, net of tax) net loss on extinguishment of debt reported in the three month period ended June 30, 2004.

  Former Credit Facilities

     We were party to a $150.0 million credit facility with a syndicate of lenders. The credit facility was a revolving facility, expiring May 16, 2004, which allowed us to borrow, repay and re-borrow under the facility from time to time. The total amount which might be borrowed under the facility was limited by the borrowing base periodically set by the lenders based on our oil and gas reserves and other factors deemed relevant by the lenders. The facility was re-paid in full and cancelled on March 28, 2003.

     On March 28, 2003, simultaneously with the acquisition of $97.6 million in principal amount of the 10 7/8% Notes, we amended and restated the credit facility with new lenders, led by Farallon Energy Lending, LLC. Deferred financing costs of $947,000 relating to the previously existing facility were charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated facility, we borrowed $80.0 million, the proceeds of which were used to acquire approximately $97.6 million face amount of 10 7/8% Notes, to pay accrued interest on the 10 7/8% Notes purchased, and to pay closing costs. The amended and restated facility was cancelled in April 2004 and was replaced by the "Senior Secured Revolving Credit Facility" discussed above.

  LIQUIDITY AND CAPITAL RESOURCES

     Mission's principal sources of capital for the last three years have been cash flow from operations, debt sources such as the issuance of bonds or credit facility borrowings, issuances of common stock and the sale of oil and gas properties. Our primary uses of capital have been the funding of the retirement of senior subordinated notes, exploration and development projects and property acquisitions.

     At December 31, 2004, we had negative working capital of $10.3 million compared to positive working capital of $16.3 million at December 31, 2003. However, our 2003 working capital was positively impacted by approximately $24.9 million of the proceeds from 2003 property sales that were held for reinvestment at December 31, 2003. On January 30, 2004, we acquired the Jalmat field for $26.6 million using these proceeds plus operating cash flow. If this cash held for reinvestment was excluded from the December 31, 2003 working capital, our working capital would have been a negative $8.6 million at that date. The unfavorable impact of increased commodity prices on the recorded commodity derivative liability balance was a significant factor in our working capital position in both 2004 and 2003. The liability represents the extent to which actual commodity prices exceed the price caps set by our hedges. Should commodity prices decrease, the liability will decline and the premium over the hedge prices that we will realize on unhedged production will also reduce. The short-term liability was $10.5 million and $8.6 million at December 31, 2004 and 2003, respectively. Since these amounts are settled out of the receipts from the sale of production, we anticipate having adequate cash inflows to settle any hedge payments when they come due while maintaining revenue near the hedge price.

     Other working capital components included accrued revenues that increased $3.8 million from December 31, 2003 to December 31, 2004 mainly due to higher commodity prices. Higher production volumes as a result of the Jalmat acquisition in the first half of 2004 also had an impact on the increase in accrued revenues. Almost offsetting the $3.8 million increase in accrued revenues was a $4.1 million increase in accrued liabilities between the periods. Royalties payable accounts for most of this increase. The increase in royalties payable included approximately $3.2 million of royalties that are awaiting completion of title opinions. Upon receipt of the title opinions and executed division orders, Mission will be required to make payment. This payable may increase as the well produces or decrease as title opinions are completed and royalties paid.

     We believe that cash flows from operating activities combined with our ability to control the timing of substantially all of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2005. Our senior secured revolving credit facility is also available for short-term borrowings.

  Source of Capital: Operations

     Cash flow provided by operating activities totaled $58.7 million, $18.9 million, and $7.2 million for the fiscal years 2004, 2003, and 2002, respectively. Our operating cash flow is sensitive to many variables, with prices of oil, natural gas and NGLs being the most volatile. Prices are determined primarily by prevailing market conditions. Regional and worldwide economic growth, weather and other variable factors influence market conditions. We are not able to control these factors and may not be able to accurately predict prices.

     To mitigate some of the risk inherent in oil and natural gas prices, we hedge our oil and natural gas production by entering into commodity price swaps or collars designed to set minimum prices and maximum prices, or both, on a portion of our production. See "Item 7A-Quantitative and Qualitative Disclosures About Market Risk" for a more detailed discussion of commodity price risk and a listing of our current hedges.

  Source of Capital: Debt

     On April 8, 2004, we issued $130 million of 9 7/8 Notes due 2011, announced the redemption of our 10 7/8% senior subordinated notes due 2007, and replaced both our revolving credit facility and term loan

     Our outstanding balance under the 9 7/8% Notes was 130.0 million at December 31, 2004. Our outstanding balance under the 10 7/8% Notes was $117.4 million at December 31, 2003 and was $225.0 million at December 31, 2002. A portion of the net proceeds from the offering of the 9 7/8% Notes was used, on May 10, 2004, to redeem the $87.4 million aggregate principal amount of the 10 7/8% Notes that remained outstanding. On April 8, 2004, the remainder of the net proceeds from the offering of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit facility (as described below) and $25.0 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of our outstanding indebtedness under the prior revolving credit facility and term loan.

     Borrowings under our new senior secured revolving credit facility were $15.0 million at December 31, 2004, and $34.9 million was available for borrowing. There were no borrowings outstanding under our old credit facilities at December 31, 2003 and 2002. Availability under the new revolving credit facility, which includes a $3 million subfacility for standby letters of credit, is subject to a borrowing base that is determined at the sole discretion of the facility lenders. The initial borrowing base of the facility was $50 million, of which $30 million was available for general corporate purposes and $20 million was available for the acquisition of oil and gas properties approved by the lenders. The borrowing base is redetermined on each April 1 and October 1. Mission and the lenders each have the option to request one unscheduled interim redetermination between scheduled redetermination dates. On October 1, 2004, it was determined that there would be no change in the borrowing base.

     Our outstanding balance under the second lien term loan was $25.0 million at December 31, 2004. Our outstanding balance was $80.0 million in first lien term loans at December 31, 2003. There were no term loans outstanding at December 31, 2002. On April 8, 2004, we borrowed the $25.0 million under the second lien term loan, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $21.5 million borrowed under the senior secured revolving credit facility, was used to completely discharge all of the outstanding indebtedness under the prior revolving credit facility and term loan.

     As previously discussed under "Financing," both our 9 7/8% Notes and our senior secured revolving credit facility contain covenants limiting our activities or requiring that we maintain specific financial ratios. As of December 31, 2004, we were in compliance with all applicable covenants. Declining commodity prices or rising expenses could prevent us from meeting the credit facility covenants. In that event, we would attempt to negotiate an amendment or a waiver of the covenants from our lenders. Should the lenders fail to approve our requests, then we would attempt to obtain the funds to repay the outstanding credit facility debt through property sales or equity financing. We cannot assure you that we would be successful in completing any of these possible actions.

  Source of Capital: Issuance of Common Stock

     We issued 4.5 million shares of common stock on December 17, 2003 to FTVIPT -- Franklin Income Securities Fund and Franklin Custodian Funds -- Income Series in order to acquire $10.0 million principal amount value of the 10 7/8% Notes. In February 2004, we acquired $15.0 million of our 10 7/8% Notes due 2007 for 6.25 million shares of common stock in a transaction with Stellar Funding, Ltd. On March 15, 2004, we acquired an additional $15 million of our 10 7/8% Notes due 2007 from Harbert Distressed Investment Master Fund, Ltd. in exchange for 6.0 million shares of common stock. These shares of common stock were registered for resale under an effective registration statement.

     On April 8, 2004, we issued 312,000 shares of our common stock in lieu of cash to our financial advisors as a fee for services rendered during the debt refinancing previously discussed under "Financing." The $1.2 million fair value of this consideration was recorded as deferred financing costs.

     On August 4, 2004, the Compensation Committee of Mission's Board of Directors granted to Robert L. Cavnar, Chairman, President and CEO of Mission, a nonqualified option to acquire 800,000 shares of our common stock. We granted this option to replace the grant of 800,000 share appreciation rights made to Mr. Cavnar in November 2003. The option was granted under the 2004 Incentive Plan, has a term of 10 years, is fully vested and has a strike price of $0.55 per share, which is the same exercise price as the surrendered share appreciation rights. As a result of this option having an exercise price below the market value for our common stock at the time of issuance, we recognized a non-cash compensation expense of approximately $4.1 million ($2.6 million, net of tax) in the third quarter of 2004.

  Source of Capital: Sale of Properties

     We continue to evaluate and assess our property portfolio and capital needs, and we may from time to time sell certain properties as appropriate. Net proceeds from the sales of oil and gas properties in 2004, 2003 and 2002 were approximately $13.0 million, $28.1 million, and $60.4 million, respectively. Net proceeds are gross proceeds adjusted for transaction costs and interim operations.

  Use of Capital: Exploration and Development

     Mission's expenditures for exploration, including land and seismic costs, and development of domestic oil and gas properties totaled $45.4 million, $33.4 million, and $20.6 million for the fiscal years 2004, 2003, and 2002, respectively.

     Our capital budget for 2005 is $71 million using estimated prices of $35.00 per BBL and $5.50 per MMBTU. Approximately 54% of the total is planned for development projects, while 28% is planned for exploration. The remaining 18% is planned for seismic data, land and land-related assets and corporate assets. Based upon the level of funding needed for development, the level of exploratory spending could be modified to meet the budget in total. This capital budget represents the largest planned use of our available operating cash flow. We believe that cash flows from operating activities combined with our ability to control the timing of substantially all of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2005. Our intent is to apply less than our discretionary cash flow to capital projects in 2005. The budget may be modified throughout the year based on our projections of cash flow; however, due to the timing of our capital programs, we may spend more than our cash flow in individual quarters.

  Use of Capital: Acquisitions and Other Corporate Assets

     In 2004, spending for oil and gas property acquisitions was approximately $41.5 million. The purchase of a 94.5% working interest in the Jalmat field for $30.2 million along with the purchase of additional working interests in the Chocolate Bayou, Southwest Lake Boeuf, Backridge and West Lake Verret fields for approximately $11 million accounted for all of the 2004 property acquisitions. In 2003, spending for oil and gas property acquisitions was approximately $1.6 million. The most significant individual acquisition was that of an additional interest in High Island Block A-553 for approximately $621,000. We did not make any significant oil and gas property acquisitions during 2002.

     We continuously review acquisition opportunities and would first consider utilizing operating cash flows to make a desired acquisition. For larger acquisitions, our credit facility or the issuance of equity securities could provide the necessary funds; however, we cannot assure you that either of these sources would be able to provide funds adequate to complete every desired acquisition.

     We invested approximately $1.2 million in other corporate assets during 2004. The majority of this investment went towards the purchase and implementation of an upgraded revenue and general accounting system. We invested approximately $1.0 million in other corporate assets during 2003. These assets include a new computer system for land records and office expansion to accommodate our growing workforce.

  Use of Capital: Contractual Obligations and Commercial Commitments

     The tables below illustrate our significant contractual obligations and other commercial commitments as of December 31, 2004 (amounts in thousands):

CONTRACTUAL CASH OBLIGATIONS:    TOTAL      2005      2006      2007      2008      2009     THEREAFTER
-----------------------------   --------   -------   -------   -------   -------   -------   ----------
  Long Term Debt*.............  $210,234   $12,837   $12,838   $12,837   $12,838   $12,837    $146,047
  Term Loan*..................    31,254     1,927     1,926     1,926    25,475        --          --
  Operating Leases............     1,723       962       718        43        --        --          --
  Firm Transport Agreement....     4,525     1,498     1,435     1,320       272        --          --
                                --------   -------   -------   -------   -------   -------    --------
                                $247,736   $17,224   $16,917   $16,126   $38,585   $12,837    $146,047
                                ========   =======   =======   =======   =======   =======    ========
Other Commercial Commitments:
  Credit Facility*............  $ 16,839   $   818   $   819   $15,202        --        --          --
  Other.......................     4,270     4,114       156        --        --        --          --
                                --------   -------   -------   -------   -------   -------    --------
Total Contractual
  Obligations.................  $268,845   $22,156   $17,892   $31,328   $38,585   $12,837    $146,047
                                ========   =======   =======   =======   =======   =======    ========

---------------

* Includes principal and interest.

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

     We deplete the capitalized costs in the full cost pool, plus estimated future expenditures to develop reserves and asset retirement cost, on a prospective basis using the units of production method based upon the ratio of current production to total proved reserves. Depreciation, depletion and amortization is a significant component of our net income. Proportionally, it represented 34% and 38% of our total oil and gas revenues in the years ended December 31, 2004 and 2003 respectively. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate. If during 2005, our reserves increase by 10%, our depletion per MCFE would decrease approximately $0.16, or 9%; however, a 10% decrease in reserves will have a 11% impact, increasing depletion per MCFE by approximately $0.19.

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

     The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes, using a 10% discount rate. To the extent that our capitalized costs (net of depreciation, depletion, amortization, and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the years ended December 31, 2004, 2003 and 2002.

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

     Oil and gas prices used in the ceiling calculation at December 31, 2004 were $43.33 per barrel and $6.18 per MMBTU. A significant reduction in these prices at a future measurement date could trigger a full cost ceiling impairment. As an illustration, had oil and gas prices at December 31, 2004 been 10% lower, we would have been 76% closer to a ceiling impairment.

  DERIVATIVE INSTRUMENTS ACCOUNTING

     All of our commodity derivative instruments represent hedges of the price of future oil and natural gas production. We estimate the fair values of our hedges at the end of each reporting period. The estimated fair values of our commodity derivative instruments are recorded in the consolidated Balance Sheet as assets or liabilities as appropriate.

     For effective hedges, we record the change in the fair value of the hedge instruments to other comprehensive income, a component of stockholders' equity, until the hedged oil or natural gas quantities are produced. Any ineffectiveness in our hedges, which could represent either gains or losses, is reported when calculated as part of the interest and other income line of the Statement of Operations

     Estimating the fair values of commodity hedge derivatives requires complex calculations, including the use of a discounted cash flow technique and our subjective judgment in selecting an appropriate discount rate. In addition, the calculation uses future NYMEX prices, which although posted for trading purposes, are merely the market consensus of forecast price trends. The results of our fair value calculation cannot be expected to represent exactly the fair value of our commodity hedges. We currently use a software product from an outside vendor to calculate the fair value of our hedges. This vendor provides the necessary futures prices and the calculated volatility in those prices to us daily. The software is programmed to apply a consistent discounted cash flow technique, using these variables and a discount rate derived from prevailing interest rates. This software is successfully used by several of our peers. Its methods are in compliance with the requirements of SFAS No. 133 and have been reviewed by a national accounting firm.

  REVENUE RECOGNITION

     Mission records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. We may share ownership with other producers in certain properties. In this case, we use the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the Balance Sheet to account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a payable or a receivable, as appropriate, should be recorded equal to the net value of the imbalance. As of December 31, 2004, we had recorded a net liability of approximately $850,000, representing approximately 500,000 MCF at an average price of $1.70 per MCF, related to imbalances on properties at or nearing depletion. The net liability accrued as of December 31, 2003, was $1.1 million, representing approximately 379,000 MCF at an average price of $2.95 per MCF.

     We value gas imbalances using the price at which the imbalance originated, if required by the gas balancing agreement, or we use the current price where there is no gas balancing agreement available. Reserve changes on any fields that have imbalances could change this liability. We do not anticipate the settlement of gas imbalances to adversely impact our financial condition in the future. Settlements are typically negotiated, so the per Mcf price for which imbalances are settled could differ among wells and even among owners in one well. Exclusive of the liability recorded for properties at or nearing depletion (see discussion above), our unrecorded imbalance, valued at current prices would be approximately a $593,000 liability.

  ASSET RETIREMENT, IMPAIRMENT OR DISPOSAL

     We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Previously our estimate of future plugging and abandonment and dismantlement costs was charged to income by being included in the capitalized costs that we depleted using the unit of production method. SFAS No. 143 requires us to record a liability for the fair value of our estimated asset retirement obligation, primarily comprised of our plugging and abandonment liabilities, in the period in which it is incurred. Upon initial implementation, we estimated asset retirement costs for all of our assets as of such date, inflation adjusted those costs to the forecast abandonment date, discounted that amount back to the date we acquired the asset and recorded an asset retirement liability in that amount with a corresponding addition to our asset value. Then we computed all depletion previously taken on future plugging and abandonment costs, and reversed that depletion. Finally, we accreted the liability to present day and computed historical depletion on the new asset retirement cost through the adoption date. Any income effect of this initial implementation was reflected as a change in accounting method on our Statement of Operations.

     After initial implementation, we reduce the liability as abandonment costs are incurred. As new wells are drilled or purchased their initial asset retirement cost and liability will be calculated and recorded. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our risk-adjusted rate. The risk-adjusted rate is re-evaluated annually so the liability could have layers of valuation. We accrete the liability in these layers using the appropriate period and interest rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost; therefore, abandonment costs will almost always approximate the estimate. We have developed a process through which to track and monitor the obligations for each asset.

     When wells are sold the related liability and asset cost are removed from the Balance Sheet. Any difference between the two remains in the full cost pool. SFAS No. 143 does not specifically address the proper accounting to be applied by a full cost method company when properties are sold. A May 23, 2003 letter to the FASB and the SEC from a group of concerned companies makes inquiries and outlines possible alternatives, including our current treatment. Should a clarification be issued, there is a chance that Mission's treatment will be required to change and the entire $3.5 million credit that is in our full cost pool for 2004 would be included in income.

     As with previously discussed estimates, the estimation of our initial liability and its subsequent remeasurements are dependent upon many variables. We attempt to limit the impact of management's judgment on these variables by using the input of qualified third parties when possible. We engaged an independent engineering firm to evaluate our properties annually and to provide us with estimates of abandonment costs. We use the remaining estimated useful life from the year-end Netherland, Sewell & Associates, Inc. reserve report in estimating when abandonment could be expected for each property. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make the most accurate estimation possible.

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

     Our NOLs are, subject to a number of restrictions, available to reduce cash taxes that may become owed in future years. In accordance with the accounting for income taxes under SFAS No. 109, we record a deferred tax asset for our NOLs. If we estimate that some or all of our NOLs are more likely than not going to expire or otherwise not be utilized to reduce future tax, we record a valuation allowance to remove the benefit of those NOLs from our financial statements

     One of the restrictions on the future use of NOLs is contained in Section 382 of the Internal Revenue Code. In general, Section 382 provides that the amount of existing NOLs that may be used to offset future taxable income after the occurrence of an "ownership change" (as defined solely for Section 382 purposes) is limited to an amount that is determined, in part, by the fair market value of the enterprise at the time the ownership change occurred. The fair market value of the enterprise's individual assets and the timing in which the value of those assets are realized are also factors that impact the amount of NOLs available under Section 382 ("382 Limitation").

     As a result of our issuance of common stock in exchange for the retirement of a portion of our 10 7/8% senior subordinated notes in December 2003, we experienced an "ownership change" as defined under Section 382. Consequently, we have included the estimated impact that a 382 Limitation may have upon the future availability of our NOLs as part of our evaluation under SFAS 109.

     Consistent with previously described estimates, our estimation of the future benefit of our NOLs is dependent upon many variables and is subject to change. Management's judgment on these variables considers, in part, the input of qualified third parties when possible. To assist in the determination of the impact (if any) that the 382 Limitations may have upon the Company's NOLs, we have used information derived from a) the public equity markets b) data provided by an independent reserve engineering firm and c) opinions from an independent appraisal firm. We have engaged an international independent public accounting firm to assist us in applying the numerous and complicated tax law requirements. However, despite our attempt to make the most accurate estimates possible, the ultimate utilization of our NOLs is highly dependent upon our actual production and the realization of taxable income in future periods.

OTHER MATTERS

  NEW ACCOUNTING PRONOUNCEMENTS

     Staff Accounting Bulletin ("SAB") No. 106, regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full cost accounting method was issued in September 2004. SAB 106 provided an interpretation of how a company, after adopting Statement 143, should compute the full cost ceiling to avoid double-counting the expected future cash outflows associated with asset retirement costs. The provisions of this interpretation have been applied by the Company and has no impact on the financial statements.

     SFAS No. 123R, Share-Based Payments was issued in December 2004. SFAS No. 123R requires public companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period. SFAS No. 123R amends the original SFAS No. 123 and 95 that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS No. 123R becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The impact of SFAS No. 123R is dependent upon grants issued and; therefore, cannot be estimated at this time.

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

     Our 12-month average realized price, excluding hedges, for natural gas was $0.12 per MCF less than the NYMEX MMBTU price. Our 12-month realized price, excluding hedges, for oil was $1.47 per BBL less than NYMEX. Realized prices differ from NYMEX due to factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact of the Mist field gas production, which is sold at an annually fixed price.

     In May 2002 several existing oil collars were cancelled. New swaps and collars hedging forecast oil production were acquired. We paid approximately $3.3 million, the fair value of the previous oil price collars at that time, to counter parties in order to cancel the transactions.

     By removing the price volatility from hedged volumes of oil and natural gas production, we have mitigated, but not eliminated, the potential negative effect of declining prices on our operating cash flow. The potential for increased operating cash flow due to increasing prices has also been reduced. If all our commodity hedges were to settle at December 31, 2004 prices, our cash flows would decrease by $11.9 million; however the actual settlement of our hedges will increase or decrease cash flows over the period of the hedges at varying prices.

     The following tables detail our commodity hedges as of March 7, 2005.

  OIL HEDGES

                                                                       NYMEX          NYMEX
                                     BBLS                           PRICE FLOOR   PRICE CEILING
PERIOD                              PER DAY   TOTAL BBLS    TYPE       AVG.           AVG.
------                              -------   ----------    ----    -----------   -------------
First Qtr. 2005...................   2,500     225,000     Collar     $28.71         $32.78
Second Qtr. 2005..................   2,500     227,500     Collar     $32.54         $36.47
Third Qtr. 2005...................   2,500     230,000     Collar     $32.06         $35.71
Fourth Qtr. 2005..................   2,500     230,000     Collar     $31.53         $35.18
First Qtr. 2006...................   1,750     157,500     Collar     $34.49         $48.20
Second Qtr. 2006..................   1,750     159,250     Collar     $34.16         $46.86
Third Qtr. 2006...................   1,750     161,000     Collar     $33.58         $46.07
Fourth Qtr. 2006..................   1,750     161,000     Collar     $33.33         $45.08

  GAS HEDGES

                                                                    NYMEX          NYMEX
                                 MMBTU                           PRICE FLOOR   PRICE CEILING
PERIOD                          PER DAY   TOTAL MMBTU    TYPE       AVG.           AVG.
------                          -------   -----------    ----    -----------   -------------
First Qtr. 2005...............  15,500     1,395,000    Collar      $5.00          $9.75
Second Qtr. 2005..............  14,000     1,274,000    Collar      $5.02          $6.82
Third Qtr. 2005...............  14,000     1,288,000    Collar      $5.02          $6.86
Fourth Qtr. 2005..............  14,000     1,288,000    Collar      $5.06          $7.47
First Qtr. 2006...............   7,500       675,000    Collar      $5.84          $9.57
Second Qtr. 2006..............   5,500       500,500    Collar      $5.50          $7.43
Third Qtr. 2006...............   5,500       506,000    Collar      $5.50          $7.40
Fourth Qtr. 2006..............   5,500       506,000    Collar      $5.73          $8.23

CREDIT RISK

     These commodity hedges expose Mission to counter party credit risk to the extent the counter party is unable to meet its monthly settlement commitment to us. We believe that we select creditworthy counter parties to our hedge transactions. Each of our counter parties have long-term senior unsecured debt ratings of at least A/A2 by Standard & Poor's or Moody's.

INTEREST RATE RISK

     Our senior secured revolving credit facility and term loan have floating interest rates and as such expose us to interest rate risk. If interest rates were to increase 10% over their current levels, and at our current level of borrowing, our annualized interest expense would increase $258,000 or 1.7%. We have considered, but have not yet entered into, derivative transactions designed to mitigate interest rate risk.

     The Company paid $1.3 million in February 2003 to cancel an interest rate swap under which Mission received a fixed interest rate and paid a floating interest rate. The swap originated in 1998 and had a notional value of $80 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE NUMBER
                                                              -----------
Report of Independent Registered Public Accounting Firm.....      49
Attestation Report on Management's Assessment of the
  Company's Internal Controls over Financial Reporting......      50
Management's Annual Report on Internal Controls over
  Financial Reporting.......................................      52
Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................      53
Consolidated Statements of Operations for the Years Ended
  December 31, 2004, 2003 and 2002..........................      55
Consolidated Statements of Changes in Stockholders' Equity
  and Comprehensive Income or Loss For the Years Ended
  December 31, 2004, 2003 and 2002..........................      56
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002..........................      57
Notes to Consolidated Financial Statements..................      58

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mission Resources Corporation:

     We have audited the accompanying consolidated balance sheets of Mission Resources Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income or loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Resources Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     As discussed in note 2 to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. As discussed in note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mission Resources Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Houston, Texas
March 7, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mission Resources Corporation:

     We have audited management's assessment, included in the accompanying report, "Management's Annual Report on Internal Controls over Financial Reporting", that Mission Resources Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mission Resources Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Mission Resources Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mission Resources Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mission Resources Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income or loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Houston, Texas
March 7, 2005

                MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROLS
                            OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Mission Resources Corporation and Subsidiaries:

     Management of Mission Resources Corporation (the "Company") is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.

     The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and board of directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal
Control -- Integrated Framework. As a result of this assessment, management believes that the Company's internal control over financial reporting as of December 31, 2004 is effective, based on those criteria.

     KPMG LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements, has issued an attestation report on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. KPMG's attestation report on management's assessment of the Company's internal control over financial reporting appears on page 52 hereof.

                                          Management
                                          Mission Resources Corporation

Houston, Texas
March 7, 2005

                 MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003
                                                              ---------------   ---------------
                                                                   (AMOUNTS IN THOUSANDS)
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................     $   5,975         $   2,234
Cash held for reinvestment..................................            --            24,877
Accounts receivable.........................................         4,953             6,327
Accrued revenues............................................        12,175             8,417
Current deferred income taxes...............................         3,644             3,076
Prepaid expenses and other..................................         2,039             2,523
                                                                 ---------         ---------
  Total current assets......................................        28,786            47,454
                                                                 ---------         ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
Oil and gas properties (full cost) Unproved properties of
  $8,858 and $6,123 excluded from amortization as of
  December 31,2004 and 2003, respectively...................       891,147           805,900
Asset retirement cost.......................................        18,034            10,987
Accumulated depreciation, depletion and amortization........      (571,254)         (514,759)
                                                                 ---------         ---------
  Net property, plant and equipment.........................       337,927           302,128
Leasehold, furniture and equipment..........................         5,610             4,405
Accumulated depreciation....................................        (2,831)           (2,065)
                                                                 ---------         ---------
  Net leasehold, furniture and equipment....................         2,779             2,340
                                                                 ---------         ---------
OTHER ASSETS................................................         8,411             5,404
                                                                 ---------         ---------
                                                                 $ 377,903         $ 357,326
                                                                 =========         =========

                See Notes to Consolidated Financial Statements.

                 MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003
                                                              ---------------   ---------------
                                                                (AMOUNTS IN THOUSANDS, EXCEPT
                                                                     SHARE INFORMATION)
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................     $  9,470          $  8,864
Accrued liabilities.........................................       13,207             9,131
Interest payable............................................        3,381             3,425
Commodity derivative liabilities............................       10,477             8,597
Current portion of asset retirement obligation..............        2,512             1,160
                                                                 --------          --------
  Total current liabilities.................................       39,047            31,177
                                                                 --------          --------
LONG-TERM DEBT:
Term loan facility..........................................       25,000            80,000
Revolving credit facility...................................       15,000                --
Senior 9 7/8% notes due 2011................................      130,000                --
Senior subordinated 10 7/8% Notes due 2007, plus $1,070 of
  unamortized premium.......................................           --           118,496
                                                                 --------          --------
  Total long-term debt......................................      170,000           198,496
LONG-TERM LIABILITIES:
Commodity derivative liabilities, excluding current
  portion...................................................        1,482                80
Deferred income taxes.......................................       20,003            20,346
Other liabilities...........................................           --               130
Asset retirement obligation, excluding current portion......       35,366            32,157
                                                                 --------          --------
  Total long-term liabilities...............................       56,851            52,713
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares
  authorized; none issued or outstanding at December 31,
  2004 and 2003.............................................           --                --
Common stock, $0.01 par value, 60,000,000 shares authorized,
  41,416,671 and 28,017,636 shares issued at December 31,
  2004 and December 31, 2003, respectively..................          418               284
Additional paid-in capital..................................      208,740           172,532
Retained deficit............................................      (87,283)          (90,232)
Treasury stock, at cost, of 389,323 shares at December 31,
  2004 and 2003.............................................       (1,937)           (1,937)
Other comprehensive income (loss), net of taxes.............       (7,933)           (5,707)
                                                                 --------          --------
  Total stockholders' equity................................      112,005            74,940
                                                                 --------          --------
                                                                 $377,903          $357,326
                                                                 ========          ========

                See Notes to Consolidated Financial Statements.

                 MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                           DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                               2004              2003              2002
                                                          ---------------   ---------------   ---------------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Oil and gas revenues..................................     $128,707           $99,357          $112,879
  Gain (loss) on extinguishment of debt.................       (2,606)           23,476                --
  Interest and other income (expense)...................         (461)            1,141            (7,415)
                                                             --------           -------          --------
                                                              125,640           123,974           105,464
                                                             --------           -------          --------
COSTS AND EXPENSES:
  Lease operating expenses..............................       29,060            32,728            43,222
  Taxes other than income...............................        9,400             8,251             9,246
  Transportation costs..................................          346               349               834
  Asset retirement obligation accretion expense.........        1,202             1,263                --
  Depreciation, depletion and amortization..............       44,229            38,501            43,291
  Impairment expense....................................           --                --            16,679
  Loss on sale of assets................................           --                --             2,645
  General and administrative expenses...................       16,871            10,856            12,758
  Interest and related expenses.........................       19,818            25,565            26,853
                                                             --------           -------          --------
                                                              120,926           117,513           155,528
                                                             --------           -------          --------
  Income (loss) before income taxes and cumulative
     effect of a change in accounting...................        4,714             6,461           (50,064)
  Income tax expense (benefit)..........................        1,765             2,358           (11,580)
                                                             --------           -------          --------
  Income (loss) before cumulative effect of a change in
     accounting method..................................        2,949             4,103           (38,484)
                                                             --------           -------          --------
  Cumulative effect of a change in accounting method,
     net of tax of $935.................................           --             1,736                --
                                                             --------           -------          --------
  Net income (loss).....................................     $  2,949           $ 2,367          $(38,484)
                                                             ========           =======          ========
  Income (loss) per share before cumulative effect of a
     change in accounting method........................     $   0.08           $  0.17          $  (1.63)
                                                             ========           =======          ========
  Income (loss) per share before cumulative effect of a
     change in accounting method -- diluted.............     $   0.07           $  0.17          $  (1.63)
                                                             ========           =======          ========
  Net income (loss) per share...........................     $   0.08           $  0.10          $  (1.63)
                                                             ========           =======          ========
  Net income (loss) per share -- diluted................     $   0.07           $  0.10          $  (1.63)
                                                             ========           =======          ========
  Weighted average common shares Outstanding............       38,529            23,696            23,586
                                                             ========           =======          ========
  Weighted average common shares
     outstanding -- diluted.............................       40,456            24,737            23,586
                                                             ========           =======          ========

                See Notes to Consolidated Financial Statements.

                 MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
            IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME OR LOSS

                                                                                  OTHER
                          COMMON STOCK       PREFERRED STOCK     ADDITIONAL   COMPREHENSIVE               TREASURY STOCK
                         ---------------   -------------------    PAID-IN        INCOME       RETAINED   ----------------
                         SHARES   AMOUNT    SHARES     AMOUNT     CAPITAL        (LOSS)       DEFICIT    SHARES   AMOUNT   TOTAL
                         ------   ------   --------   --------   ----------   -------------   --------   ------   ------- --------
                                                                   (AMOUNTS IN THOUSANDS)
December 31, 2001......  23,897    $239          --   $     --    $163,735       $ 2,286      $(54,115)   (311)   $(1,905)$110,240
Compensation expense --
  stock options........      --      --          --         --         102            --            --      --         --      102
Comprehensive loss:
  Net loss.............      --      --          --         --          --            --       (38,484)     --         --  (38,484)
  Hedge activity.......      --      --          --         --          --        (6,481)           --      --         --   (6,481)
                                                                                                                          --------
Total comprehensive
  Loss.................                                                                                                    (44,965)
                         ------    ----    --------   --------    --------       -------      --------    ----    ------- --------
December 31, 2002......  23,897     239          --         --     163,837        (4,195)      (92,599)   (311)    (1,905)  65,377
Stock options exercised
  and related tax
  effects..............      10      --          --         --          10            --            --      --         --       10
Issuance of common
  stock related to debt
  retirement...........   4,500      45          --         --       8,685            --            --      --         --    8,730
Acquired treasury
  stock................      --      --          --         --          --            --            --     (78)       (32)     (32)
Comprehensive income:
  Net income...........      --      --          --         --          --            --         2,367      --         --    2,367
  Hedge activity.......      --      --          --         --          --        (1,512)           --      --         --   (1,512)
                                                                                                                          --------
Total comprehensive
  income...............      --      --          --         --          --            --            --      --         --      855
                         ------    ----    --------   --------    --------       -------      --------    ----    ------- --------
December 31, 2003......  28,407     284          --         --     172,532        (5,707)      (90,232)   (389)    (1,937)  74,940
Stock options exercised
  and related tax
  effects..............     837       8          --         --       2,772            --            --      --         --    2,780
Issuance of common
  stock related to debt
  retirement...........  12,562     126          --         --      29,427            --            --      --         --   29,553
Stock issuance fees....      --      --          --         --        (111)           --            --      --         --     (111)
Compensation expense --
  stock options........      --      --          --         --       4,120            --            --      --         --    4,120
Comprehensive income:
  Net income...........      --      --          --         --          --            --         2,949      --         --    2,949
  Hedge activity.......      --      --          --         --          --        (2,226)           --      --         --   (2,226)
                                                                                                                          --------
Total comprehensive
  income...............      --      --          --         --          --            --            --      --         --      723
                         ------    ----    --------   --------    --------       -------      --------    ----    ------- --------
December 31, 2004......  41,806    $418          --   $     --    $208,740       $(7,933)     $(87,283)   (389)   $(1,937)$112,005
                         ======    ====    ========   ========    ========       =======      ========    ====    ======= ========

                See Notes to Consolidated Financial Statements.

                 MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                               DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003              2002
                                                              ---------------   ---------------   ---------------
                                                                            (AMOUNTS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................     $   2,949         $  2,367          $(38,484)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization..................        44,229           38,501            43,291
  Gain on interest rate swap................................            --             (520)           (2,248)
  Loss (gain) on commodity hedges...........................          (108)            (985)            9,050
  Cumulative effect of a change in accounting method, net of
    deferred tax............................................            --            1,736                --
  Amortization of deferred financing costs and bond
    premium.................................................         1,648            2,160             2,794
  Loss (gain) on extinguishment of debt.....................         2,606          (23,476)               --
  Asset retirement accretion expense........................         1,202            1,263                --
  Impairment expense........................................            --               --            16,679
  Compensation expense-stock options........................         4,120               --               102
  Deferred taxes............................................         1,468            2,082           (10,846)
  Other.....................................................           388             (267)              553
Changes in assets and liabilities, net of acquisition:
  Accounts receivable and accrued revenues..................        (2,825)           4,188             4,364
  Prepaid expenses and other................................           440             (272)            2,473
  Accounts payable and accrued liabilities..................         4,500           (4,248)          (17,913)
  Abandonment costs.........................................        (2,028)          (3,550)           (2,593)
  Other.....................................................            89              (90)               --
                                                                 ---------         --------          --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.............        58,678           18,889             7,222
                                                                 ---------         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of oil and gas properties......................       (41,488)          (1,570)             (850)
Proceeds on sale of oil and gas properties, net.............        13,030           28,090            60,396
Proceeds on sale of other assets, net.......................            --              850                --
Additions to oil and gas properties.........................       (45,420)         (32,893)          (20,589)
Additions to leasehold, furniture and equipment.............        (1,205)            (930)             (198)
Distribution from equity investment.........................           178               --                --
                                                                 ---------         --------          --------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES...       (74,905)          (6,453)           38,759
                                                                 ---------         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................       201,500           80,000            21,000
Repayment of borrowings.....................................      (200,511)         (71,700)          (56,000)
Net proceeds from issuance of common stock..................         1,463                4                --
Cash held for reinvestment..................................        24,877          (24,877)               --
Credit facility costs.......................................        (7,361)          (4,976)             (237)
                                                                 ---------         --------          --------
NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES...        19,968          (21,549)          (35,237)
                                                                 ---------         --------          --------
Net increase (decrease) in cash and cash equivalents........         3,741           (9,113)           10,744
Cash and cash equivalents at beginning of period............         2,234           11,347               603
                                                                 ---------         --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................     $   5,975         $  2,234          $ 11,347
                                                                 =========         ========          ========

                See Notes to Consolidated Financial Statements.

                         MISSION RESOURCES CORPORATION

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Mission Resources Corporation and its wholly owned subsidiaries. Mission owns a 26.6% interest in the White Shoal Pipeline Corporation that is accounted for using the equity method. Mission's net investment of approximately $237,000 at December 31, 2004 is included in the other assets line of the Consolidated Balance Sheet. Mission had a 10.1% ownership in the East Texas Salt Water Disposal Company that was accounted for using the cost method. It was reported at $861,000 in the other assets line of the Consolidated Balance Sheet at December 31, 2002. This interest was sold in December 2003 in connection with the sale of several oil and gas properties in the East Texas area.

     OIL AND GAS PROPERTIES

     Full Cost Pool -- The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs and tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. Direct internal costs that are capitalized are primarily the salary and benefits of geologists, landmen and engineers directly involved in acquisition, exploration and development activities, and amounted to $2.1 million, $1.8 million, and $1.3 million in the years ended December 31, 2004, 2003 and 2002, respectively

     Depletion -- The cost of oil and gas properties, the estimated future expenditures to develop proved reserves, and estimated future abandonment, site remediation and dismantlement costs are depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants as of the beginning of the reporting period. Depletion expense per thousand cubic feet of gas equivalent ("MCFE") was approximately $1.80 in 2004, $1.65 in 2003, and $1.29 in 2002.

                         MISSION RESOURCES CORPORATION

     Unproved Property Costs -- Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. The following table shows, by category of cost and date incurred, the domestic unproved property costs excluded from amortization (amounts in thousands):

                                                                                     TOTAL AT
                                                         LEASEHOLD   EXPLORATION   DECEMBER 31,
COSTS INCURRED DURING PERIODS ENDED:                       COSTS        COSTS          2004
------------------------------------                     ---------   -----------   ------------
December 31, 2004......................................   $1,626       $2,997         $4,623
December 31, 2003......................................      261           --            261
December 31, 2002......................................    1,265           --          1,265
December 31, 2001......................................    1,469           --          1,469
Prior..................................................    1,240           --          1,240
                                                          ------       ------         ------
                                                          $5,861       $2,997         $8,858
                                                          ======       ======         ======

     Such unproved property costs fall into four broad categories:

     - Material projects which are in the last one to two years of seismic evaluation;

     - Material projects currently being marketed to third parties;

     - Leasehold and seismic costs for projects not yet evaluated; and

     - Drilling and completion costs for projects in progress at year-end that have not resulted in the recognition of reserves at December 31, 2004. This category of costs will transfer into the full cost pool in 2005.

     Approximately $1.2 million, $2.8 million, and $2.2 million were evaluated and moved to the full cost pool in 2004, 2003 and 2002, respectively.

     Sales of Properties -- Dispositions of oil and gas properties held in the full cost pool are recorded as adjustments to net capitalized costs, with no gain or loss recognized unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas. Net proceeds from property sales of $13.0 million, $28.1 million and $60.4 million were recorded as adjustments to net capitalized costs during the years 2004, 2003 and 2002, respectively.

     Impairment -- To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations as an impairment. Oil and gas prices as of December 31, 2004 were $43.33 per barrel of oil (NYMEX WTI Cushing) and $6.18 per MMBTU of gas (NYMEX Henry Hub). Such closing prices, adjusted to the wellhead to reflect adjustments for marketing, quality and heating content, were used to determine discounted future net revenues for the Company. In addition, the Company adjusted discounted future net revenues to reflect the potential impact of its commodity hedges that qualify for hedge accounting under SFAS No. 133. This adjustment was calculated by taking the difference between the closing NYMEX spot prices and the price ceiling on the Company's hedges multiplied by the hedged volumes that were included in proved reserves. This calculation resulted in a decrease in discounted future net revenues of $11.0 million because prices prevailing at December 31, 2004 were higher than most of the Company's price ceilings.

     The Company's capitalized costs were not in excess of these adjusted discounted future net revenues as of December 31, 2004 and 2003; therefore no impairment was required.

                         MISSION RESOURCES CORPORATION

     Any reference to oil and gas reserve information in the Notes to Consolidated Financial Statements is unaudited.

  ROYALTIES PAYABLE

     The accrued liabilities line of the Consolidated Balance Sheet includes approximately $3.2 million of royalties that are awaiting completion of title opinions. Upon receipt of the title opinions and executed division orders, Mission will be required to make payment. This liability may increase in size as the well produces or decrease as title opinions are completed and royalties paid. Typically, royalties are paid within one to two months after the production is sold.

  REVENUE RECOGNITION AND GAS IMBALANCES

     Revenues are recognized and accrued as production occurs. In 2002, no one customer accounted for greater than 10% of oil and gas revenues. In 2003 and 2004, sales to Shell Trading (US) Company totaled approximately $19.7 million and $35.7 million, respectively, and accounted for 21.5% and 26.4%, respectively, of the Company's oil and gas revenues exclusive of the impact of hedges. Also in 2004, sales to Conoco Phillips Company totaled approximately $16.2 million and accounted for 12.0% of the Company's oil and gas revenue exclusive of the impact of hedges.

     The Company uses the sales method of accounting for revenue. Under this method, oil and gas revenues are recorded for the amount of oil and natural gas production sold to purchasers. Gas imbalances are created, but not recorded, when the sales amount is not equal to the Company's entitled share of production. The Company's entitled share is calculated as the total or gross production of the property multiplied by the Company's decimal interest in the property. No provision is made unless the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions. Then a payable or a receivable, as appropriate, is recorded equal to the net value of the imbalance. As of December 31, 2004, the Company had recorded a net liability of approximately $850,000, representing approximately 500,000 MCF at an average price of $1.70 per MCF, related to imbalances on properties at or nearing depletion. The net liability accrued as of December 31, 2003, was approximately $1.1 million for approximately 379,000 MCF at an average price of $2.95 per MCF. The gas imbalances were valued using the price at which the imbalance originated if there is a gas balancing agreement or the current price where there is no gas balancing agreement. Reserve reductions on any fields that have imbalances could cause this liability to increase. Settlements are typically negotiated, so the per MCF price for which imbalances are settled could differ among wells and even among owners in one well. Exclusive of the liability recorded for properties at or nearing depletion (see discussion above), the Company's remaining unrecorded imbalance, valued at current prices, would be approximately a $593,000 liability.

  RECEIVABLES

     The Company records receivables at their net realizable value with specific write off of receivables that are not deemed to be collectible. Joint interest billing receivables represent those amounts due to the Company as operator of an oil and gas property by the other working interest owners. Since these owners could also be the operator of other properties in which the Company is a working interest owner, the interdependency of the owners tends to assure timely payment. Balances that are past due for more than 90 days and over $30,000 are reviewed for collectibility quarterly, and are charged against earnings when the potential for collection is determined to be remote. The Company recognized such bad debt expense, included in interest and other income on the Consolidated Statement of Operations, of $441,000 and $185,000 related to such receivables for the years ended December 31, 2004 and 2002, respectively. In 2003 the Company made full or partial collection of several previously written off balances for a net gain

                         MISSION RESOURCES CORPORATION
of approximately $109,000. At December 31, 2004, two outstanding balances account for approximately 25% and 20% of the total receivable balance, respectively, and approximately 51% of that outstanding balance is less than 30 days old. No other customers account for more than 10% of the Company's outstanding receivables. The Company does not have any off-balance sheet credit exposure related to its customers.

     From time to time, certain other receivables are created and may be significant. At December 31, 2003, the Company had recorded a receivable of approximately $1.5 million from a private oil and gas company representing six months of override revenue. On November 8, 2004, the Company received $1.5 million as full payment of this receivable. At December 31, 2003, the Company had recorded a receivable of approximately $2.4 million from its insurance carrier, representing repair costs incurred as a direct result of hurricane Lili in 2002. In May 2004, the Company received $2.45 million from its insurance carrier as final settlement for this hurricane damage claim.

  CASH HELD FOR REINVESTMENT

     The approximately $24.9 million shown as cash held for reinvestment on the Consolidated Balance Sheet dated December 31, 2003 represents the net proceeds of the oil and gas property sales that were closed during the fourth quarter of 2003. The Company's credit facility requires that sale proceeds in excess of $5.0 million be reinvested in approved replacement oil and gas properties. The Company reinvested the sale proceeds by acquiring the Jalmat field in the Permian Basin on January 30, 2004.

  OTHER ASSETS

     The other assets line on the Consolidated Balance Sheet contains items such as deferred financing costs, refundable deposits and equity investments. As of December 31, 2004, $7.6 million, or 90% of the $8.4 million balance in other assets consisted of deferred financing costs. We amortize our deferred financing costs monthly, over the life of the underlying debt agreement, to interest and related expenses. For the year ended December 31, 2004 we amortized $1.7 million of our deferred financing costs.

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

  STATEMENT OF CASH FLOWS

     For cash flow presentation purposes, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Interest paid in cash for the years ended December 31, 2004, 2003 and 2002, was $17.7 million, $26.7 million, and $26.4 million, respectively. Net cash tax refunds of approximately $0.5 million and $1.8 million were received in the years ended December 31, 2003 and 2002, respectively. Cash taxes of $481,000 were paid in the year ended December 31, 2004.

     The Company issued 16.75 million shares of its common stock in exchange for $40 million of the 10 7/8% senior subordinated notes due 2007 in three separate non cash transactions in December 2003, February 2004 and March 2004.

                         MISSION RESOURCES CORPORATION

  BENEFIT PLANS

     During 1993, the Company adopted the Mission Resources Simplified Employee Pension Plan (the "Savings Plan") whereby all employees of the Company are eligible to participate. The Savings Plan is administered by a Plan Administrator appointed by the Company. Eligible employees may contribute a portion of their annual compensation up to the legal maximum established by the Internal Revenue Service for each plan year. The Company matches contributions up to a maximum of 6% each plan year. Employee contributions are immediately vested and employer contributions have a four-year vesting period. Amounts contributed by the Company to the Savings Plan for the years ended December 31, 2004, 2003 and 2002 were approximately $345,000, $335,000, and $96,000, respectively.

  DEFERRED COMPENSATION PLAN

     In late 1997, the Company adopted the Mission Deferred Compensation Plan. This plan allowed selected employees the option to defer a portion of their compensation until their retirement or termination. Such deferred compensation was invested in any one or more of six mutual funds managed by a fund manager at the direction of the employees. The market value of these investments was included in current assets at December 31, 2002 and was approximately $419,000. An equivalent liability due to the plan participants was included in current liabilities. In June 2003, the Company terminated the Mission Deferred Compensation Plan, and the fund manager made final distributions of all funds held in the plan to the plan participants. Both the current asset and the current liability of approximately $111,000 related to the plan at the termination date were removed from the Balance Sheet.

  STOCK-BASED EMPLOYEE COMPENSATION PLANS

     At December 31, 2004, the Company has two active stock-based employee compensation plans: the 1996 Stock Incentive Plan and the 2004 Stock Incentive Plan. The 2004 Plan was approved by the Board of Directors on March 4, 2004 and by the Company's stockholders at the May 19, 2004 annual stockholders' meeting. One inactive plan, the 1994 Stock Incentive Plan, still has options outstanding that have not expired or been exercised; however, no new options can be granted under the plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under those plans with an exercise price equal to the market value of the underlying common stock on the date of the grant. Net income would be affected; however, if the exercise price of the option differed from the market price.

     SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

                         MISSION RESOURCES CORPORATION

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation and FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure to stock-based employee compensation (amounts in thousands, except per share amounts).

                                                    YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                   DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                       2004              2003              2002
                                                  ---------------   ---------------   ---------------
Net income (loss)*
  As reported...................................      $2,949            $2,367           $(38,484)
  Pro forma.....................................      $ (919)           $  729           $(39,315)
Earnings (loss) per share
  As reported...................................      $ 0.08            $ 0.10           $  (1.63)
  Pro forma.....................................      $(0.02)           $ 0.03           $  (1.67)
Diluted earnings (loss) per share share
  As reported...................................      $ 0.07            $ 0.10           $  (1.63)
  Pro forma.....................................      $(0.02)           $ 0.03           $  (1.67)

---------------

* The stock-based employee compensation cost, net of the related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards is $3.9 million, $1.6 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

                         MISSION RESOURCES CORPORATION

     The changes in the carrying amount of goodwill for the period ended December 31, 2002, are as follows (amounts in thousands):

                                                                INTANGIBLE   TOTAL GOODWILL
                                                     GOODWILL     ASSETS     AND INTANGIBLES
                                                     --------   ----------   ---------------
Balance, December 31, 2001.........................  $ 15,061     $ 375         $ 15,436
Transferred to goodwill............................       277      (277)              --
Amortization of lease..............................        --       (98)             (98)
Merger purchase price allocation adjustments.......     1,341        --            1,341
Goodwill impairment................................   (16,679)       --          (16,679)
                                                     --------     -----         --------
Balance, December 31, 2002.........................  $     --     $  --         $     --
                                                     ========     =====         ========

  COMPREHENSIVE INCOME

     Comprehensive income includes all changes in a company's equity except those resulting from investments by owners and distributions to owners. The accumulated balance of other comprehensive income related to cash flow hedges, net of taxes, is as follows (in thousands):

Balance at January 1, 2002..................................  $  2,286
Net gains (losses) on cash flow hedges......................      (341)
Reclassification adjustments................................    (8,323)
Tax effect on hedge activity................................     2,183
                                                              --------
Balance at December 31, 2002................................    (4,195)
Net gains (losses) on cash flow hedges......................   (15,755)
Reclassification adjustments................................    14,991
Tax effect on hedge activity................................      (748)
                                                              --------
Balance at December 31, 2003................................    (5,707)
Net gains (losses) on cash flow hedges......................   (20,656)
Reclassification adjustments................................    19,597
Tax effect on hedge activity................................    (1,167)
                                                              --------
Balance at December 31, 2004................................  $ (7,933)
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

     The Company adopted the provisions of SFAS No. 143 with a calculation effective January 1, 2003. The Company's assets are primarily working interests in producing oil and gas properties and related support facilities. The life of these assets is generally determined by the estimation of the quantity of oil or gas reserves available for production and the amount of time such production should require. The cost of retiring such assets, the asset retirement obligation, is typically referred to as abandonment costs. The Company hired independent engineers to provide estimates of current abandonment costs on all its properties, applied valuation techniques appropriate under SFAS No. 143, and recorded a net initial asset retirement obligation of $44.3 million on its Consolidated Balance Sheet. An asset retirement cost of $14.4 million was simultaneously capitalized in the oil and gas properties section of the Consolidated Balance Sheet. The adoption of SFAS No. 143 was accounted for as a change in accounting principle. The following table shows the changes in the asset retirement obligation that have occurred since its implementation in 2003 (in thousands):

                                                           YEAR ENDED             YEAR ENDED
ASSET RETIREMENT OBLIGATION                            DECEMBER 31, 2004      DECEMBER 31, 2003
---------------------------                           --------------------   --------------------
Beginning balance/Initial Implementation............        $33,317                $44,266
Liabilities incurred................................          9,035                    698
Liabilities settled.................................         (2,028)                (9,444)
Liabilities sold....................................         (2,342)                    --
Changes in estimates................................         (1,306)                (3,466)
Accretion expense...................................          1,202                  1,263
                                                            -------                -------
Ending balance......................................         37,878                 33,317
Less: current portion...............................         (2,512)                (1,160)
                                                            -------                -------
Long-term portion...................................        $35,366                 32,157
                                                            =======                =======

  NEW ACCOUNTING PRONOUNCEMENTS

     Staff Accounting Bulletin ("SAB") No. 106, regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full cost accounting method was issued in September 2004. SAB 106 provided an interpretation of how a company, after adopting Statement 143, should compute the full cost ceiling to avoid double-counting the expected future cash outflows associated with asset retirement costs. The provisions of this interpretation have been applied by the Company and has no impact on the financial statements.

     SFAS No. 123R, Share-Based Payments was issued in December 2004. SFAS No. 123R requires public companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period. SFAS No. 123R amends the original SFAS No. 123 and 95 that had allowed companies to choose between expensing stock options or showing pro forma disclosure only.

                         MISSION RESOURCES CORPORATION

SFAS No. 123R becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The impact of SFAS No. 123R is dependent upon grants issued and; therefore, cannot be estimated at this time.

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

  RECLASSIFICATIONS

     Certain reclassifications of prior period statements and disclosures have been made to conform to current reporting practices.

3.  ACQUISITIONS AND INVESTMENTS

     During the last three fiscal years, the Company has completed or made the following significant acquisitions and investments:

     On January 30, 2004, the Company closed the $26.6 million acquisition of the Jalmat field in the Permian Basin of New Mexico. On April 13, 2004, the Company acquired an additional 14% working interest in the Jalmat field in Lea County, New Mexico for $3.6 million cash, before customary adjustments. These acquisitions added approximately 34.3 BCFE of proved reserves. After completion of this transaction the Company owns approximately a 94.5% operated working interest in the Jalmat field.

     On December 21, 2004, the Company acquired additional working interests in the Chocolate Bayou, Southwest Lake Boeuf, Backridge and West Lake Verret fields for approximately $11.0 million, before customary adjustments. The net reserves attributable to the interests being acquired are approximately 6 BCFE. The interests acquired approximately double the Company's current ownership in the fields and the Company is currently the operator of these fields.

     In 2003 spending for oil and gas property acquisitions was approximately $1.5 million. The most significant individual acquisition was that of an additional 13.6% interest in High Island 553 for approximately $621,000. The Company did not make any significant oil and gas property acquisitions during 2002.

4.  RELATED PARTY TRANSACTIONS

     Mr. J. P. Bryan, a member of Mission's board of directors until October 2002, was Chairman and CEO of Mission from August 1999 through May 2000. Mr. Bryan is also Senior Managing Director of Torch Energy Advisors ("Torch") and owns shares representing 79.5% of the shares of Torch on a fully diluted basis. In 2002 and 2003, Torch performed services for Mission under various contracts. All

                         MISSION RESOURCES CORPORATION
contracts with Torch were terminated effective April 1, 2003. The nature of services and amounts of the fees paid to Torch are summarized in the following table (amounts in thousands).

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              ----   ------
Oil and gas marketing(1)....................................  $88    $  343
Oil and gas property operations(1)..........................   75     1,400
Contract termination fee: oil and gas property operations...   75        --

---------------

(1) Mission formed its own operations and marketing teams which began performing these functions in early 2003.

     Mission currently uses an Oracle platform provided by P2 Energy Solutions under a July 2002 hosting agreement. Torch owns 21.2% of P2 Energy Solutions as the result of a January 15, 2003 merger of its Novistar subsidiary with Paradigm Technologies, a Petroleum Place company, that created P2 Energy Solutions. Mission paid hosting fees of $415,000, $667,000 and $373,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

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

     In connection with the reorganization of the Mission's management team in 2002, the Company entered into separation agreements with each of Douglas G. Manner, Jonathan M. Clarkson, and Daniel P. Foley, on July 31, 2002, September 20, 2002, and November 15, 2002, respectively. Messrs. Manner, Clarkson and Foley were previously employed by the Company pursuant to employment agreements that provided for the payment of severance upon separation from the Company based on multiples of their current salary at the time of separation. The Company negotiated severance payments for each of Messrs. Manner, Clarkson and Foley that were considerably less than the amounts provided under their respective employment agreements. Under the terms of the separation agreements, the Company paid Messrs. Manner, Clarkson and Foley total payments of $1.3 million, $1.5 million and $450,000, respectively. Of the total $3.3 million, $250,000 was deferred and was amortized to expense over the term of the consulting contract and the remainder was charged to general and administrative expenses in 2002. Messrs. Manner, Clarkson and Foley also surrendered all of their options or rights to acquire the Company's securities. In addition, the Company agreed to provide Messrs. Manner and Clarkson with certain insurance benefits for up to 24 months after the separation date, and, to the extent the coverage or benefits received are taxable to either of Messrs. Manner or Clarkson, the Company agreed to make them "whole" on a net after-tax basis. Messrs. Manner and Clarkson also agreed to provide certain consulting services to the Company following their separation dates. In January 2003, Mr. Manner received a pay out in the sum of $314,852 from the Company's Deferred Compensation Plan made up primarily of deferred salary and bonuses under the terms of the plan

     Effective November 17, 2004, the Company entered into a Severance Agreement with Joseph G. Nicknish. Mr. Nicknish previously held the position of Senior Vice President, Operations and Engineering. Pursuant to an employment agreement with Mr. Nicknish, upon separation from the Company, the

                         MISSION RESOURCES CORPORATION
employment agreement provided for the payment of a severance amount based on multiples of his current salary at the time of separation. Under the terms of the Severance Agreement, the Company agreed to pay Mr. Nicknish a severance amount of $500,000 payable in three equal installments commencing on December 30, 2004 and ending June 30, 2005. Under various programs, Mr. Nicknish had been granted 574,499 options to acquire the Company's common stock. Upon separation, these options were deemed exercisable for a period equal to the lesser of (i) one year following the separation date or (ii) the remaining term of the applicable option. In addition, the Company agreed to provide Mr. Nicknish with certain insurance benefits for up to 18 months after the separation date.

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

     On December 17, 2003, the Company entered into a purchase and sale agreement with FTVIPT -- Franklin Income Securities Fund and Franklin Custodian Funds -- Income Series providing for the issuance of 4.5 million shares of the Company's common stock in exchange for the surrender by the Franklin entities of $10.0 million aggregate principal amount of the Company's 10 7/8% Notes due 2007. Accrued interest on the notes to the date of the agreement was paid on April 1, 2004, the regularly scheduled interest payment date for the notes, or upon the occurrence of certain other events

     On February 25, 2004, the Company acquired $15 million of its 10 7/8% Notes due 2007 from Stellar Funding, Ltd. in exchange for 6.25 million shares of the Company's common stock. On March 15, 2004, the Company acquired an additional $15 million of its 10 7/8% Notes due 2007 from Harbert Distressed Investment Master Fund, Ltd. in exchange for 6.0 million shares of the Company's common stock.

     On April 8, 2004, Mission issued 312,000 shares of its common stock in lieu of cash to its financial advisors as a fee for services rendered during the debt refinancing discussed below in Note 8. The $1.2 million fair value of this consideration was recorded as deferred financing costs in the other assets line of the Consolidated Balance Sheet.

     Certain restrictions contained in the Company's loan agreements limit the amount of dividends that may be declared. There is no present plan to pay cash dividends on common stock as the Company intends to reinvest its cash flows for continued growth of the Company.

  SHAREHOLDER RIGHTS PLAN

     In September 1997, the Company adopted a shareholder rights plan to protect Mission's shareholders from coercive or unfair takeover tactics. Under the shareholder rights plan, each outstanding share of Mission's common stock and each share of subsequently issued Mission common stock has attached to it one right. The rights become exercisable if a person or group acquires or announces an intention to acquire beneficial ownership of 15% or more of the outstanding shares of common stock without the prior consent of the Company. When the rights become exercisable each holder of a right will have the right to receive,

                         MISSION RESOURCES CORPORATION
upon exercise of the right, a number of shares of common stock of the Company which, at the time the rights become exercisable, have a market price of two times the exercise price of the right. The Company may redeem the rights for $.01 per right at any time before they become exercisable without shareholder approval. The rights will expire on September 26, 2007, subject to earlier redemption by the board of directors of the Company.

  EARNINGS PER SHARE

     The following represents the reconciliation of the numerator (income) and denominator (shares) of the earnings per share computation to the numerator and denominator of the diluted earnings per share computation (amounts in thousands, except per share amounts):

                                  YEAR ENDED DECEMBER 31, 2004     YEAR ENDED DECEMBER 31, 2003
                                 ------------------------------   ------------------------------
                                 INCOME    SHARES    PER SHARE    INCOME    SHARES    PER SHARE
                                 -------   -------   ----------   -------   -------   ----------
Net income.....................  $2,949                           $2,367
                                 ------                           ------
Earnings per common share......   2,949    38,529      $0.08       2,367    23,696      $0.10
Effect of dilutive securities:
  Options......................      --     1,927         --          --     1,041         --
                                 ------    ------      -----      ------    ------      -----
Earnings per common share --
  diluted......................  $2,949    40,456      $0.07      $2,367    24,737      $0.10
                                 ======    ======      =====      ======    ======      =====

                                                          YEAR ENDED DECEMBER 31, 2002
                                                          -----------------------------
                                                           INCOME    SHARES   PER SHARE
                                                          --------   ------   ---------
Net income (loss).......................................  $(38,484)
                                                          --------   ------    ------
Earnings (loss) per common share........................   (38,484)  23,586    $(1.63)
Effect of dilutive securities:
  Options...............................................        --       --        --
                                                          --------   ------    ------
Earnings (loss) per common share -- diluted.............  $(38,484)  23,586    $(1.63)
                                                          ========   ======    ======

     Potentially dilutive options that are not in the money are excluded from the computation of diluted earnings per share because to do so would be antidilutive. For the years ended December 31, 2004, 2003 and 2002, the potentially dilutive options excluded represented 819,498, 1,171,500 and 1,050,500 shares, respectively.

     In periods of loss, the effect of potentially dilutive options that are in the money are excluded from the calculation of diluted earnings per share. For the year ended December 31, 2002, potential incremental shares of 250,000, were excluded.

  TREASURY STOCK

     In September 1998, the Company's Board of Directors authorized the repurchase of up to $5.0 million of the Company's common stock. As of December 31, 2002, 311,000 shares had been acquired at an aggregate price of $1.9 million. In the second quarter of 2003, the number of treasury shares increased to 389,323 because 78,323 shares were taken into treasury in lieu of collecting a note receivable valued at approximately $32,000. Treasury shares are valued at the price at which they are acquired, resulting in approximately $1.9 million being reported as a reduction to Stockholders' Equity as of December 31, 2003 and 2004.

                         MISSION RESOURCES CORPORATION

  STOCK INCENTIVE PLANS

     The Company has stock option plans that provide for granting of options for the purchase of common stock to directors, officers and employees of the Company. These stock options may be granted subject to terms ranging from 6 to 10 years at a price equal to the fair market value of the stock at the date of grant. At December 31, 2004, there were 396,500 options available for grants.

     A summary of activity in the stock option plans is set forth below:

                                                                         OPTION PRICE
                                                                            RANGE
                                                           NUMBER OF    --------------
                                                             SHARES      LOW     HIGH
                                                           ---------    -----   ------
Balance at December 31, 2001.............................   3,984,835   $3.34   $12.38
  Granted................................................   2,205,000   $0.31   $ 3.28
  Surrendered(1).........................................  (2,974,335)  $2.24   $12.38
                                                           ----------
Balance at December 31, 2002.............................   3,215,500   $0.31   $10.31
  Granted................................................     977,000   $0.38   $ 2.61
  Surrendered............................................     (81,000)  $5.75   $ 7.63
  Exercised..............................................     (10,000)  $0.38   $ 0.38
                                                           ----------
Balance at December 31, 2003.............................   4,101,500   $0.31   $10.31
  Granted................................................   2,474,500   $0.55   $ 6.23
  Surrendered............................................     (51,999)  $0.83   $10.00
  Exercised..............................................    (837,035)  $0.38   $ 4.72
                                                           ----------
Balance at December 31, 2004.............................   5,686,966   $0.31   $10.31
                                                           ==========
Exercisable at December 31, 2002.........................   1,592,169   $0.31   $10.31
Exercisable at December 31, 2003.........................   2,793,168   $0.31   $10.31
Exercisable at December 31, 2004.........................   4,607,553   $0.31   $10.31

---------------

(1) In 2002, many employees voluntarily surrendered out of the money options.

     Detail of stock options outstanding and options exercisable at December 31, 2004 follows:

                                                     OUTSTANDING                       EXERCISABLE
                                     -------------------------------------------   --------------------
                                                   WEIGHTED         WEIGHTED                   WEIGHTED
                                                   AVERAGE          AVERAGE                    AVERAGE
                                                  REMAINING         EXERCISE                   EXERCISE
RANGE OF EXERCISE PRICES              NUMBER     LIFE (YEARS)        PRICE          NUMBER      PRICE
------------------------             ---------   ------------   ----------------   ---------   --------
1994 Plan $0.47 to $6.375..........    438,668       7.3             $0.80           438,668    $0.80
1996 Plan $0.38 to $10.00..........  2,858,799       7.5             $2.21         2,582,135    $2.31
2004 Plan $0.55 to $6.00...........  2,089,499       9.5             $2.98         1,486,750    $2.36
Non-Statutory Plan $6.23 to
  $6.23............................    300,000       9.9             $6.23           100,000    $6.23
                                     ---------                                     ---------
  Total............................  5,686,966                                     4,607,553
                                     =========                                     =========

     The estimated weighted average fair value per share of options granted during 2004, 2003, and 2002 was $7.64, $2.67, and $0.58, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes calculation was calculated as of year-end for 2002, but quarterly for 2003 and 2004 due to the quarterly reporting requirements of SFAS No. 148.

                         MISSION RESOURCES CORPORATION

     The following weighted-average assumptions were used for each calculation

                                         STOCK PRICE                             AVERAGE EXPECTED
PERIOD(1)                                VOLATILITY    RISK FREE INTEREST RATE     OPTION LIFE
---------                                -----------   -----------------------   ----------------
2004 Quarter 2.........................       91%                4.8%                   10
2004 Quarter 4.........................       56%                4.1%                   10
2003 Quarter 1.........................      128%                3.9%                   10
2003 Quarter 2.........................      168%                3.9%                   10
2003 Quarter 3.........................      102%                4.2%                   10
2003 Quarter 4.........................       86%                4.1%                   10
2002 Full Year.........................      160%                3.9%                   10

---------------

(1) There were no grants requiring Black-Scholes calculations in the first and third quarters of 2004.

     A tax benefit related to the exercise of employee stock options of approximately $1.2 million in 2004 was allocated directly to additional paid in capital. Such benefit was not material in 2003 and 2002.

     Concurrent with the 2001 Bargo merger, all Bellwether employees who held stock options were immediately vested in those options upon closing of the merger. Related to those options, an additional $102,000 of compensation expense was recognized in the year ended December 31, 2002, as a result of staff reductions. The expense was calculated as the excess of the stock price on the merger date over the exercise price of the option.

     On November 5, 2003, the Compensation Committee of the Board of Directors awarded Robert L. Cavnar, our Chairman of the Board, President and Chief Executive Officer, 800,000 share appreciation rights. The rights had an initial value of $0.55 for each right granted, had a term of ten years and fully vest only upon the occurrence of a "change of control" or the termination of Mr. Cavnar's employment by the Company without "cause" or by Mr. Cavnar for "good reason. On August 4, 2004, the Compensation Committee of the Board of Directors of the Company granted to Mr. Cavnar, a nonqualified option to acquire 800,000 shares of the Company's common stock. This option was granted to replace the grant of 800,000 share appreciation rights made to Mr. Cavnar in November 2003. The option was granted under the 2004 Incentive Plan, has a term of 10 years, is fully vested and has a strike price of $0.55 per share, which is the same exercise price as the surrendered share appreciation rights. As a result of this option having an exercise price below the market value for the Company's common stock at the time of issuance, the Company recognized a non-cash compensation expense of approximately $4.1 million ($2.6 million, net of tax) in the third quarter of 2004.

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is the Company's preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the price floor and no higher than the price ceiling. Hedging activities decreased revenues by $20.7 million, $15.8 million and $342,000 for the years 2004, 2003 and 2002, respectively.

     The Company's 12-month average realized price, excluding hedges, for natural gas was $0.12 per MCF less than the NYMEX MMBTU price. The Company's 12-month average realized price, excluding

                         MISSION RESOURCES CORPORATION
hedges, for oil was $1.47 per BBL less than NYMEX. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact the Mist field gas production which is sold at an annually fixed price.

     In May 2002, several existing oil collars were cancelled. New swaps and collars hedging forecasted oil production were acquired. The Company paid approximately $3.3 million to counter parties, the fair value of the oil price collars at that time, in order to cancel the transactions. The cancellation of these hedges did not have an immediate impact on income. As required by SFAS No. 133, $418,000 related to the cancelled hedges had not yet been recognized in earnings. Such amount was amortized from other comprehensive income ("OCI") over the period of the hedged transactions and has been fully amortized at December 31, 2003 to the interest and other income line of the Statement of Operations.

     In October 2002, the Company elected to de-designate all existing hedges and to re-designate them by applying the interpretations from the FASB's Derivative Implementation Group issue G-20 ("DIG G-20"). The Company's previous approach to assessing ineffectiveness excluded time value which was recorded to income currently. By using the DIG G-20 approach, because the Company's collars and swaps meet specific criteria, the time value component is included in the hedge relationship and is recorded to OCI rather than income which reduces earnings variability. Both the realized and unrealized gains or losses related to these de-designated hedges at October 15, 2002 were amortized over the period of the hedged transactions. The Company's hedge program resulted in hedge ineffectiveness recognized in the interest and other income line of the Consolidated Statement of Operations of a net gain of $108,000 and $985,000 for the years ended December 31, 2004 and 2003, respectively, and a net loss of $9.1 million for the year ended December 31, 2002.

     As the existing hedges, listed in the tables below, settle over the next two years, gains or losses in OCI will be reclassified. The amount expected to be reclassified over the next twelve months will be a $6.8 million loss.

     The following tables detail the cash flow commodity hedges that were in place at December 31, 2004.

  OIL HEDGES

                                                                     NYMEX          NYMEX
                                  BBLS                            PRICE FLOOR   PRICE CEILING
PERIOD                           PER DAY   TOTAL BBLS     TYPE       AVG.           AVG.
------                           -------   -----------   ------   -----------   -------------
First Qtr. 2005................   2,500       225,000    Collar     $28.71         $32.78
Second Qtr. 2005...............   2,000       182,000    Collar     $28.50         $31.82
Third Qtr. 2005................   2,000       184,000    Collar     $28.13         $31.04
Fourth Qtr. 2005...............   2,000       184,000    Collar     $27.75         $30.65
First Qtr. 2006................   1,250       112,500    Collar     $30.09         $46.48
Second Qtr. 2006...............   1,250       113,750    Collar     $30.06         $45.13
Third Qtr. 2006................   1,250       115,000    Collar     $29.65         $44.36
Fourth Qtr. 2006...............   1,250       115,000    Collar     $29.61         $43.41

                         MISSION RESOURCES CORPORATION

  GAS HEDGES

                                                                     NYMEX          NYMEX
                                  MMBTU                           PRICE FLOOR   PRICE CEILING
PERIOD                           PER DAY   TOTAL MMBTU    TYPE       AVG.           AVG.
------                           -------   -----------   ------   -----------   -------------
First Qtr. 2005................  15,500     1,395,000    Collar      $5.00          $9.75
Second Qtr. 2005...............  11,500     1,046,500    Collar      $4.91          $6.54
Third Qtr. 2005................  11,500     1,058,000    Collar      $4.91          $6.49
Fourth Qtr. 2005...............  11,500     1,058,000    Collar      $4.91          $7.11
First Qtr. 2006................   4,500       405,000    Collar      $5.56          $9.25
Second Qtr. 2006...............   2,500       227,500    Collar      $5.50          $7.13
Third Qtr. 2006................   2,500       230,000    Collar      $5.50          $7.15
Fourth Qtr. 2006...............   2,500       230,000    Collar      $6.00          $7.08

     The Company may also enter into financial instruments such as interest rate swaps to manage the impact of interest rates. Effective September 22, 1998, the Company entered into an eight and one-half year interest rate swap agreement with a notional value of $80.0 million. Under the agreement, Mission received a fixed interest rate and paid a floating interest rate. In February 2003, the interest rate swap was cancelled and the Company paid $1.3 million to the counter party.

7.  DETERMINATION OF FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value for cash, short-term investments, receivables and payables approximates carrying value. The commodity derivatives and the asset retirement obligations are also reflected on the Balance Sheet at fair value. The following table details the carrying values and approximate fair values of the Company's other investments and long-term debt at December 31, 2004 and 2003 (in thousands):

                                                 DECEMBER 31, 2004   DECEMBER 31, 2003
                                         ----------------------------------
                                                                   ----------------------
                                         CARRYING    APPROXIMATE   CARRYING   APPROXIMATE
                                           VALUE     FAIR VALUE     VALUE     FAIR VALUE
                                         ---------   -----------   --------   -----------
Assets (Liabilities):
Long-term debt: (See Note 8) Term loan
  facility.............................  $      --    $      --    $(80,000)   $(80,000)
Second lien term loan facility.........    (25,000)     (25,000)         --          --
Senior secured revolving credit
  facility.............................    (15,000)     (15,000)         --          --
10 7/8% Notes, excluding unamortized
  premium..............................         --           --    (117,426)   (110,968)
9 7/8% Notes...........................   (130,000)    (138,288)         --          --

                         MISSION RESOURCES CORPORATION

8.  LONG-TERM DEBT

     Long-term debt is comprised of the following at December 31, 2004 and 2003 (in thousands):

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003
                                                              ---------------   ---------------
Term loan facility..........................................     $     --          $ 80,000
Second lien term loan facility..............................       25,000                --
Senior secured revolving credit facility(1).................       15,000                --
10 7/8% Notes...............................................           --           117,426
Unamortized premium on 10 7/8% Notes........................           --             1,070
9 7/8% Notes................................................      130,000                --
                                                                 --------          --------
Total debt..................................................     $170,000          $198,496
                                                                 ========          ========

---------------

(1) $34.9 million was available at December, 31, 2004 for additional borrowings under this facility.

     Debt maturities by fiscal year are as follows (amounts in thousands):

2005........................................................  $     --
2006........................................................        --
2007........................................................    15,000
2008........................................................    25,000
2009........................................................        --
Thereafter..................................................   130,000
                                                              --------
                                                              $170,000
                                                              --------

  2004 REFINANCING

     On April 8, 2004, the Company issued $130 million of 9 7/8 Notes due 2011, announced the redemption of its 10 7/8% Notes due 2007 and replaced both its revolving credit facility and its term loan. Those transactions and the details of the resulting debt are discussed below.

  9 7/8% NOTES

     On April 8, 2004, the Company issued $130.0 million of its 9 7/8% Notes due 2011 which are guaranteed on an unsubordinated, unsecured basis by all of its current subsidiaries. Interest on the notes is payable semi-annually, on each April 1 and October 1, commencing on October 1, 2004.

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

                         MISSION RESOURCES CORPORATION

9 7/8% Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on April 9 of the years indicated below:

YEAR                                                          PERCENTAGE
----                                                          ----------
2008........................................................  104.93750%
2009........................................................  102.46875%
2010........................................................  100.00000%

     If the Company experiences specific kinds of change of control, it may be required to purchase all or part of the 9 7/8% Notes at a price equal to 101% of the principal amount together with accrued and unpaid interest.

     The 9 7/8% Notes contain covenants that, subject to certain exceptions and qualifications, limit the Company's ability and the ability of certain of its subsidiaries to:

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

     - sell capital stock of subsidiaries; and

     - merge or consolidate.

     Standard and Poor's and Moody's currently publish debt ratings for the 9 7/8% Notes. Their ratings consider a number of items including the Company's debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. Standard & Poor's rating on the 9 7/8% Notes is "CCC" and Moody's rating is "Caa2." A decline in credit ratings will not create a default or other unfavorable change in the 9 7/8% Notes.

  SENIOR SECURED REVOLVING CREDIT FACILITY

     On April 8, 2004, the Company entered into a senior secured revolving credit facility led by Wells Fargo Bank, N.A. The facility, which matures on April 8, 2007, is secured by a first priority mortgage and security interest in at least 85% of the Company's oil and gas properties, all of the ownership interests of all of the Company's subsidiaries, and the Company's equipment, accounts receivable, inventory, contract rights, general intangibles and other assets. The facility is also guaranteed by all of the Company's subsidiaries.

     Availability under the facility, which includes a $3 million subfacility for standby letters of credit, is subject to a borrowing base that is determined at the sole discretion of the facility lenders. The initial borrowing base of the facility was $50 million, of which $30 million was available for general corporate purposes and $20 million was available for the acquisition of oil and gas properties approved by the

                         MISSION RESOURCES CORPORATION
lenders. The borrowing base is redetermined on each April 1 and October 1. Mission and the lenders each have the option to request one unscheduled interim redetermination between scheduled redetermination dates. On October 1, 2004, it was determined that there would be no change in the borrowing base.

     On April 8, 2004, the Company was advanced $21.5 million under the facility, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $25 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company's outstanding indebtedness under its prior revolving credit facility and term loan. At December 31, 2004, $15.0 million in borrowings were outstanding and $34.9 million was available for borrowing ($20 million of which is restricted to the acquisition of oil and gas properties approved by the lenders).

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

     The facility requires the Company to hedge forward, on a rolling 12-month basis, at least 50% of proved producing volumes projected to be produced over the following 12 months. The Company is also required to hedge forward, on a rolling 12-month basis, at least 25% of proved producing volumes projected to be produced over the succeeding 12-month period. Any time that Mission has borrowings under the facility in excess of 70% of the borrowing base available for general corporate purposes, the agent under the facility may require Mission to hedge a percentage of projected production volumes on terms acceptable to the agent.

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

     The facility contains the following covenants which are considered important to Mission's operations. At December 31, 2004, the Company was in compliance with each of the following covenants:

     - Maintain a current ratio of consolidated current assets (as defined in the facility) to consolidated current liabilities (as defined in the facility) of not less than 1.0 to 1.0;

     - Maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) an interest coverage ratio (as defined in the facility) of no less than (i) 2.50 for June 30, 2004 through December 31, 2004, (ii) 2.75 for March 31, 2005 through June 30, 2005, and (iii) 3.0 for September 30, 2005 and thereafter;

                         MISSION RESOURCES CORPORATION

     - Maintain (on an annualized basis until the passing of four fiscal quarters and thereafter on a rolling four quarter basis) a leverage ratio (as defined in the facility) of no more than (i) 3.75 for June 30, 2004 through September 30, 2004, and (ii) 3.5 for December 31, 2004 and thereafter; and

     - Maintain a tangible net worth (as defined in the facility) of not less than 85% of tangible net worth at March 31, 2004, plus 50% of positive net income after tax distributions, plus 100% of equity offerings after March 31, 2004, excluding any asset impairment charges.

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

YEAR                                                          PREMIUM
----                                                          -------
2004........................................................    102%
2005........................................................    101%
2006 to maturity............................................    100%

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

     On March 28, 2003, the Company acquired, in a private transaction with various funds affiliated with Farallon Capital Management, LLC, approximately $97.6 million in principal amount of the 10 7/8% Notes for approximately $71.7 million, plus accrued interest. Including costs of the transaction and the removal

                         MISSION RESOURCES CORPORATION
of $2.2 million of previously deferred financing costs related to the acquired 10 7/8% Notes, the Company recognized a $22.4 million gain on the extinguishment of the 10 7/8% Notes.

     In December 2003, February 2004 and March 2004, the Company, in three private transactions, acquired $40.0 million aggregate principal amount of the 10 7/8% Notes in exchange for an aggregate of 16.75 million shares of its common stock as summarized below:

                                                                                        NET GAIN ON
                                                           PRINCIPAL       COMMON      EXTINGUISHMENT
DATE                               NOTE HOLDER               VALUE         SHARES      OF 107/8 NOTES
----                               -----------            -----------   ------------   --------------
December 2003............  FTVIPT -- Franklin Income      $10 million   4.50 million   $1.1 million
                           Securities Fund and Franklin
                           Custodian Funds -- Income
                           Series
February 2004............  Stellar Funding, Ltd.          $15 million   6.25 million   $0.5 million
March 2004...............  Harbert Distressed             $15 million   6.00 million   $0.9 million
                           Investment Master Fund, Ltd.

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

9.  INCOME TAXES

     Income tax expense (benefit) is summarized as follows (in thousands):

                                                    YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                   DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                       2004              2003              2002
                                                  ---------------   ---------------   ---------------
Current Federal.................................      $  145            $  146           $   (734)
  State.........................................         152               130                 --
Deferred Federal................................       1,468             2,082            (10,846)
  State.........................................          --                --                 --
                                                      ------            ------           --------
Total income tax Expense (benefit)..............      $1,765            $2,358           $(11,580)
                                                      ======            ======           ========

                         MISSION RESOURCES CORPORATION

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 is as follows (in thousands):

                                                               DECEMBER 31,      DECEMBER 31,
                                                                   2004              2003
                                                              ---------------   ---------------
Federal tax net operating loss carryforwards................     $ 32,421          $ 31,958
Tax credits and other carryforwards.........................        1,053               433
Tax effect of hedging activities............................        3,880             2,729
State tax net operating loss carryforwards..................        2,770             2,901
Impairment of interest in Carpatsky.........................        2,186             2,186
Other.......................................................        2,501             1,044
                                                                 --------          --------
Gross deferred tax asset....................................       44,811            41,251
Less valuation allowance....................................       (3,874)           (5,087)
                                                                 --------          --------
Deferred income tax asset...................................       40,937            36,164
Property, plant and equipment...............................      (56,940)          (53,434)
Other.......................................................         (356)               --
                                                                 --------          --------
Deferred income tax liability...............................      (57,296)          (53,434)
                                                                 ========          ========
Net deferred income tax asset (liability)...................     $(16,359)         $(17,270)
                                                                 ========          ========

     In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the recognition of future taxable income during the periods in which those temporary differences are available. Based upon projections for future state taxable income, management believes it is more likely than not that the Company will not realize a portion of its deferred tax asset related to state tax net operating loss carryforwards. In addition, management believes it is more likely than not that the Company will not realize its deferred tax asset related to the impairment of the interest in Carpatsky. Accordingly, a valuation allowance has been recorded in the amount of $3.9 million and $5.1 million for the years ending December 31, 2004 and 2003, respectively.

     A tax benefit related to the cumulative effect of a change in accounting method of $0.9 million has been recorded and shown as part of the cumulative effect on the consolidated statements of operations in 2003.

     A tax benefit related to the exercise of employee stock options of approximately $1,206,000 was allocated directly to additional paid-in capital in 2004. Such benefit was not material in 2003 and 2002.

                         MISSION RESOURCES CORPORATION

     Total income tax differs from the amount computed by applying the federal income tax rate to income before income taxes, minority interest, and cumulative adjustment. The reasons for the differences are as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2004           2003           2002
                                                  ------------   ------------   ------------
Statutory federal income tax rate...............      35.0%          35.0%          35.0%
Increase (decrease) in tax rate resulting from:
  State income taxes, net of federal benefit....      25.5%           5.0%           2.0%
  Change in state tax NOL valuation allowance...     (23.0)%         (3.7)%         (2.0)%
Non-deductible goodwill amort/impairment........        --             --          (11.7)%
Other...........................................      (0.1)%          0.2%          (0.2)%
                                                     -----           ----          -----
                                                      37.4%          36.5%          23.1%
                                                     =====           ====          =====

     As previously described, on December 17, 2003, the Company issued 4.5 million shares of common stock in exchange for the surrender of $10 million of our 10 7/8% Notes due 2007. As a result of this transaction, management believes that the Company has experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code, which could result in the imposition of significant limitations on the future use of the Company's existing net operating loss and tax credit carryforwards in the future. As of December 31, 2004, management believes that the limitations imposed by Section 382 will not result in the Company being unable to fully utilize its net operating loss and tax credit carryforwards to offset future taxable income and related tax liabilities.

     At December 31, 2004, the Company had federal regular tax net operating loss carryforwards of approximately $92.6 million, which will expire in future years beginning in 2009 and ending in 2022 as shown below.

                                                              (IN THOUSANDS)
2009........................................................     $   804
2010........................................................          96
2011........................................................         878
Thereafter..................................................      90,854
                                                                 -------
  Total.....................................................     $92,632
                                                                 =======

10.  COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     The Company leases office space for the corporate office in downtown Houston, Texas. Small field offices are leased in Giddings, Texas, Eunice, New Mexico and Lafayette, Louisiana. At December 31, 2004, the minimum future payments under the terms of the Company's office space operating leases are as follows:

YEAR ENDED DECEMBER 31
----------------------                                        ($ IN THOUSANDS)
2005........................................................        658
2006........................................................        658
2007........................................................         --
2008........................................................         --
2009........................................................         --

                         MISSION RESOURCES CORPORATION

     Rent expense was approximately $721,000, $700,000, and $685,000 in 2004, 2003 and 2002, respectively.

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

     The Company routinely obtains bonds to cover its obligations to plug and abandon oil and gas wells. In instances where the Company purchases or sells oil and gas properties, the parties to the transaction routinely include an agreement as to who will be responsible for plugging and abandoning any wells on the property and restoring the surface. In those cases, the Company will obtain new bonds or release old bonds regarding its plugging and abandonment exposure based on the terms of the purchase and sale agreement. However, if a party to the purchase and sale agreement defaults on its obligations to obtain a bond or otherwise plug and abandon a well or restore the surface or if that party becomes bankrupt, the landowner, and in some cases the state or federal regulatory authority, may assert that the Company is obligated to plug the well since it is in the "chain of title". The Company has been notified of such claims from landowners and the State of Louisiana and is vigorously asserting its rights under the applicable purchase and sale agreements to avoid this liability. As of December 31, 2004, the Company has accrued a liability for approximately $137,000 for the abandonment and cleanup of the Bayou Ferblanc field and a $370,000 liability for its proposal to settle on abandonment issues at the West Lake Ponchartrain field.

11.  RESTRUCTURING

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

12.  GUARANTEES

     In 1993 and 1996 the Company entered into agreements with surety companies and with Torch Energy Advisors Incorporated ("Torch") and Nuevo Energy Company ("Nuevo") whereby the surety

                         MISSION RESOURCES CORPORATION
companies agreed to issue such bonds to the Company, Torch and/or Nuevo. However, Torch, Nuevo and the Company agreed to be jointly and severally liable to the surety company for any liabilities arising under any bonds issued to the Company, Torch and/or Nuevo. Torch currently has no bonds outstanding pursuant to these agreements and Nuevo has issued approximately $34.3 million of bonds. The Company has notified the sureties that it will not be responsible for any new bonds issued to Torch or Nuevo. However, the sureties are permitted under these agreements to seek reimbursement from the Company, as well and from Torch and Nuevo, if the surety makes any payments under the bonds issued to Torch and Nuevo. Effective May 17, 2004, Plains Exploration and Production Company acquired Nuevo Energy Company.

     The Company's subsidiaries, Mission E&P Limited Partnership, Mission Holdings LLC and Black Hawk Oil Company are guarantors under the Senior Secured Revolving Credit Facility, the Second Lien Term Loan and the indenture for the 9 7/8 Notes.

13.  SUPPLEMENTAL GUARANTOR INFORMATION -- UNAUDITED

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

              CONDENSED CONSOLIDATING BALANCE SHEETS -- UNAUDITED
                            AS OF DECEMBER 31, 2004

                                                  MISSION     GUARANTOR
                                                 RESOURCES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ------------   ------------   ------------
                                                                     (IN THOUSANDS)
Total current assets...........................  $ 23,288      $  5,498      $      --       $ 28,786
Net property, plant and equipment..............   206,492       131,435             --        337,927
Net leasehold, furniture and equipment.........     2,754            25             --          2,779
Investment in subsidiaries.....................   149,260       143,970       (293,230)            --
Total other assets.............................     8,411            --             --          8,411
                                                 --------      --------      ---------       --------
  Total assets.................................  $390,205      $280,928      $(293,230)      $377,903
                                                 ========      ========      =========       ========
Total current liabilities......................  $ 35,772      $  3,275      $      --       $ 39,047
Long-term debt.................................   170,000            --             --        170,000
Deferred taxes.................................   (45,341)       65,344             --         20,003
Other long-term liabilities....................     1,482            --             --          1,482
Intercompany...................................    68,041       (68,041)            --             --
Asset retirement obligation, excluding current
  portion......................................    28,720         6,646             --         35,366
Total stockholders' equity.....................   131,531       273,704       (293,230)       112,005
                                                 --------      --------      ---------       --------
  Total liabilities and stockholders' equity...  $390,205      $280,928      $(293,230)      $377,903
                                                 ========      ========      =========       ========

                         MISSION RESOURCES CORPORATION

             CONDENSED CONSOLIDATING INCOME STATEMENTS -- UNAUDITED
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004

                                                   MISSION     GUARANTOR
                                                  RESOURCES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ---------   ------------   ------------   ------------
                                                                      (IN THOUSANDS)
Revenues........................................   $80,216      $45,424        $    --        $125,640
Equity in earnings from subsidiaries............     3,163           --         (3,163)             --
Expenses........................................    86,843       34,083             --         120,926
                                                   -------      -------        -------        --------
Net earnings (loss) before income taxes.........    (3,464)      11,341         (3,163)          4,714
Income taxes....................................    (6,413)       8,178             --           1,765
                                                   -------      -------        -------        --------
Net earnings (loss).............................   $ 2,949      $ 3,163        $(3,163)       $  2,949
                                                   =======      =======        =======        ========

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- UNAUDITED
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004

                                                 MISSION     GUARANTOR
                                                RESOURCES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...........................  $   2,949     $  3,163       $(3,163)      $   2,949
  Non-cash adjustments........................     37,217       15,173         3,163          55,553
  Changes in assets and liabilities...........    (14,980)      15,156            --             176
                                                ---------     --------       -------       ---------
  Net cash provided by operating activities...     25,186       33,492            --          58,678
                                                ---------     --------       -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net property, plant and equipment...........    (40,434)     (33,444)           --         (73,878)
  Leasehold, furniture and equipment..........     (1,159)         (46)           --          (1,205)
  Other.......................................        178           --            --             178
                                                ---------     --------       -------       ---------
  Net cash used in investing activities.......    (41,415)     (33,490)           --         (74,905)
                                                ---------     --------       -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings....................    201,500           --            --         201,500
  Repayment borrowings........................   (200,511)          --            --        (200,511)
  Stock issuance costs, net of proceeds.......      1,463           --            --           1,463
  Financing costs.............................     (7,361)          --            --          (7,361)
  Restricted cash held for investments........     24,877           --            --          24,877
                                                ---------     --------       -------       ---------
  Net cash provided by financing activities...     19,968           --            --          19,968
  Net increase (decrease) in cash and cash
     equivalents..............................      3,739            2            --           3,741
  Cash and cash equivalents at beginning of
     period...................................      2,236           (2)           --           2,234
                                                ---------     --------       -------       ---------
  Cash and cash equivalents at end of
     period...................................  $   5,975     $     --       $    --       $   5,975
                                                =========     ========       =======       =========

                         MISSION RESOURCES CORPORATION

              CONDENSED CONSOLIDATING BALANCE SHEETS -- UNAUDITED
                            AS OF DECEMBER 31, 2003

                                                  MISSION     GUARANTOR
                                                 RESOURCES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ------------   ------------   ------------
                                                                     (IN THOUSANDS)
Total current assets...........................  $ 40,557      $  6,897             --       $ 47,454
Net property, plant and equipment..............   188,964       113,164             --        302,128
Net leasehold, furniture and equipment.........     2,361           (21)            --          2,340
Investment in subsidiaries.....................   146,097       143,970      $(290,067)            --
Total other assets.............................     5,404            --             --          5,404
                                                 --------      --------      ---------       --------
  Total assets.................................  $383,383      $264,010      $(290,067)      $357,326
                                                 ========      ========      =========       ========
Total current liabilities......................  $ 30,185      $    992             --       $ 31,177
Long-term debt.................................   198,496            --             --        198,496
Deferred taxes.................................   (37,034)       57,380             --         20,346
Other long-term liabilities....................       210            --             --            210
Intercompany...................................    73,969       (73,969)            --             --
Asset retirement obligation, excluding current
  portion......................................    23,093         9,064             --         32,157
Total stockholders' equity.....................    94,464       270,543      $(290,067)        74,940
                                                 --------      --------      ---------       --------
  Total liabilities and stockholders' equity...  $383,383      $264,010      $(290,067)      $357,326
                                                 ========      ========      =========       ========

             CONDENSED CONSOLIDATING INCOME STATEMENTS -- UNAUDITED
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003

                                                   MISSION     GUARANTOR
                                                  RESOURCES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ---------   ------------   ------------   ------------
                                                                      (IN THOUSANDS)
Revenues........................................   $76,599      $47,375         $   --        $123,974
Equity in earnings from subsidiaries............    (2,363)          --          2,363              --
Expenses........................................    69,265       48,248             --         117,513
                                                   -------      -------         ------        --------
Net earnings (loss) before income taxes.........     4,971         (873)         2,363           6,461
Income taxes....................................     1,402          956             --           2,358
Cumulative effect of change in accounting
  method........................................     1,202          534             --           1,736
                                                   -------      -------         ------        --------
Net earnings (loss).............................   $ 2,367      $(2,363)        $2,363        $  2,367
                                                   =======      =======         ======        ========

                         MISSION RESOURCES CORPORATION

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- UNAUDITED
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003

                                                  MISSION     GUARANTOR
                                                 RESOURCES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ------------   ------------   ------------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................  $  2,367      $ (2,363)      $ 2,363        $  2,367
  Non-cash adjustments.........................    (3,357)       26,214        (2,363)         20,494
  Changes in assets and liabilities............    57,868       (61,840)           --          (3,972)
                                                 --------      --------       -------        --------
  Net cash provided by operating activities....    56,878       (37,989)           --          18,889
                                                 --------      --------       -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net property, plant and equipment............   (44,271)       37,898            --          (6,373)
  Leasehold, furniture and equipment...........    (1,019)           89            --            (930)
  Other........................................       850            --            --             850
                                                 --------      --------       -------        --------
  Net cash used in investing activities........   (44,440)       37,987            --          (6,453)
                                                 --------      --------       -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.....................    80,000            --            --          80,000
  Repayment borrowings.........................   (71,700)           --            --         (71,700)
  Stock issuance costs, net of proceeds........         4            --            --               4
  Financing costs..............................    (4,976)           --            --          (4,976)
  Restricted cash held for investments.........   (24,877)           --            --         (24,877)
                                                 --------      --------       -------        --------
  Net cash provided by financing activities....   (21,549)           --            --         (21,549)
  Net increase (decrease) in cash and cash
     equivalents...............................    (9,111)           (2)           --          (9,113)
  Cash and cash equivalents at beginning of
     period....................................    11,347            --            --          11,347
                                                 --------      --------       -------        --------
  Cash and cash equivalents at end of period...  $  2,236      $     (2)      $    --        $  2,234
                                                 ========      ========       =======        ========

             CONDENSED CONSOLIDATING INCOME STATEMENTS -- UNAUDITED
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                  MISSION     GUARANTOR
                                                 RESOURCES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ------------   ------------   ------------
                                                                     (IN THOUSANDS)
Revenues.......................................  $ 49,642      $ 55,822       $    --        $105,464
Equity in earnings from subsidiaries...........   (13,868)           --        13,868              --
Expenses.......................................    87,354        68,174            --         155,528
                                                 --------      --------       -------        --------
Net earnings (loss) before income taxes........   (51,580)      (12,352)       13,868         (50,064)
Income taxes...................................   (13,096)        1,516            --         (11,580)
                                                 --------      --------       -------        --------
Net earnings (loss)............................  $(38,484)     $(13,868)      $13,868        $(38,484)
                                                 ========      ========       =======        ========

                         MISSION RESOURCES CORPORATION

          CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS -- UNAUDITED
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2002

                                                  MISSION     GUARANTOR
                                                 RESOURCES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ------------   ------------   ------------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................  $(38,484)     $(13,868)      $ 13,868       $(38,484)
  Non-cash adjustments.........................    53,573        19,670        (13,868)        59,375
  Changes in assets and liabilities............    23,626       (37,295)            --        (13,669)
                                                 --------      --------       --------       --------
  Net cash provided by operating activities....    38,715       (31,493)            --          7,222
                                                 --------      --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net property, plant and equipment............     7,497        31,460             --         38,957
  Leasehold, furniture and equipment...........      (231)           33             --           (198)
  Other........................................        --            --             --             --
                                                 --------      --------       --------       --------
  Net cash used in investing activities........     7,266        31,493             --         38,759
                                                 --------      --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.....................    21,000            --             --         21,000
  Repayment borrowings.........................   (56,000)           --             --        (56,000)
  Stock issuance costs, net of proceeds........        --            --             --             --
  Financing costs..............................      (237)           --             --           (237)
  Restricted cash held for investments.........        --            --             --             --
                                                 --------      --------       --------       --------
  Net cash provided by financing activities....   (35,237)           --             --        (35,237)
  Net increase (decrease) in cash and cash
     equivalents...............................    10,744            --             --         10,744
  Cash and cash equivalents at beginning of
     period....................................       603            --             --            603
                                                 --------      --------       --------       --------
  Cash and cash equivalents at end of period...  $ 11,347      $     --       $     --       $ 11,347
                                                 ========      ========       ========       ========

14.  SELECTED QUARTERLY FINANCIAL DATA (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
     DATA) (UNAUDITED):

                                                                   QUARTER ENDED
                                          ---------------------------------------------------------------
                                           DECEMBER 31,      SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                               2004               2004            2004           2004
                                          ---------------   ----------------   -----------   ------------
Revenues................................      $34,026           $35,028          $27,175       $29,411
Operating income (loss).................      $ 4,526           $ 1,365          $(1,743)      $   566
Net income (loss).......................      $ 2,827           $   868          $(1,106)      $   360
Income (loss) per common share..........      $  0.07           $  0.02          $ (0.03)      $  0.01
Income (loss) per common
  share -- diluted......................      $  0.06           $  0.02          $ (0.03)      $  0.01

                         MISSION RESOURCES CORPORATION

                                                                   QUARTER ENDED
                                          ---------------------------------------------------------------
                                           DECEMBER 31,      SEPTEMBER 30,      JUNE 30,      MARCH 31,
                                               2003               2003            2003           2003
                                          ---------------   ----------------   -----------   ------------
Revenues................................      $26,461           $24,241          $24,625       $48,647
Operating income (loss).................      $(2,174)          $(5,841)         $(4,532)      $19,008
Net income (loss).......................      $(1,503)          $(3,803)         $(2,946)      $10,619
Income (loss) per common share..........      $ (0.06)          $ (0.16)         $ (0.13)      $  0.45
Income (loss) per common
  share -- diluted......................      $ (0.06)          $ (0.16)         $ (0.13)      $  0.45

     The loss in the second quarter of 2004 was attributable to a $2.6 million expense ($1.7 million, net of taxes) from the extinguishment of debt.

     The income in the first quarter of 2003 includes the $22.4 million gain on the extinguishment of debt related to the purchase and retirement of $97.6 million principal amount 10 7/8% senior subordinated notes due 2007.

15.  SUPPLEMENTAL INFORMATION -- (UNAUDITED)

  OIL AND GAS PRODUCING ACTIVITIES:

     Included herein is information with respect to oil and gas acquisition, exploration, development and production activities, which is based on estimates of year-end oil and gas reserve quantities and estimates of future development costs and production schedules. Reserve quantities and future production are based primarily upon reserve reports prepared by the independent petroleum engineering firms. The reserve report for the years ended December 31, 2004, 2003 and 2002 were prepared by Netherland Sewell & Associates, Inc.

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

                         MISSION RESOURCES CORPORATION

  COSTS INCURRED (IN THOUSANDS):

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2004      2003      2002
                                                         --------   -------   -------
Property acquisition:
  Proved properties....................................  $ 38,553   $ 1,570   $   850
  Unproved properties..................................     2,935     1,269        --
Exploration............................................     8,633     4,311     1,337
Asset retirement.......................................    18,034    10,987        --
Development:
  Proved developed properties..........................    24,536    13,832    16,377
  Proved undeveloped properties........................    12,251    13,481     2,876
                                                         --------   -------   -------
                                                         $104,942   $45,450   $21,440
                                                         ========   =======   =======

  CAPITALIZED COSTS (IN THOUSANDS):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Proved properties...........................................  $ 882,289    $ 799,777
Unproved properties.........................................      8,858        6,123
Asset retirement cost.......................................     18,034       10,987
                                                              ---------    ---------
Total capitalized costs.....................................    909,181      816,887
Accumulated depreciation, depletion, amortization and
  impairment................................................   (571,254)    (514,759)
                                                              ---------    ---------
Net capitalized costs.......................................  $ 337,927    $ 302,128
                                                              ---------    ---------

  RESULTS OF OPERATIONS FOR PRODUCING ACTIVITIES (IN THOUSANDS):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                2004      2003
                                                              --------   -------
Revenues from oil and gas producing activities..............  $128,707   $99,357
Production costs............................................    38,029    40,515
Transportation costs........................................       346       349
Asset retirement accretion expense..........................     1,202     1,263
Income tax..................................................    16,793     6,555
Depreciation, depletion and amortization....................    44,229    38,501
                                                              --------   -------
Results of operations from producing activities (excluding
  corporate overhead and interest costs)....................  $ 28,108   $12,174
                                                              ========   =======

                         MISSION RESOURCES CORPORATION

  PROVED AND PROVED DEVELOPED RESERVES

     The Company's estimated total proved and proved developed reserves of oil and gas are as follows:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2004
                                                          -------------------------
                                                           OIL      NGL       GAS
                                                          (MBBL)   (MBBL)   (MMCF)
                                                          ------   ------   -------
Proved reserves at beginning of year....................  13,724   1,734     85,106
Revisions of previous estimates.........................  1,154      313     (8,703)
Extensions and discoveries..............................  1,252    2,326     14,624
Production..............................................  (1,647)   (308)   (12,367)
Sales of reserves in-place..............................   (412)      --     (1,441)
Purchase of reserves in-place...........................    903    3,116     15,905
                                                          ------   -----    -------
Proved reserves at end of year..........................  14,974   7,181     93,124
                                                          ======   =====    =======
Proved developed reserves --
  Beginning of year.....................................  11,502   1,642     54,204
                                                          ======   =====    =======
  End of year...........................................  13,053   5,117     68,510
                                                          ======   =====    =======

                                                                 YEAR ENDED
                                                             DECEMBER 31, 2003
                                                          ------------------------
                                                           OIL      NGL      GAS
                                                          (MBBL)   (MBBL)   (MMCF)
                                                          ------   ------   ------
Proved reserves at beginning of year....................  22,605   2,004    81,491
Revisions of previous estimates.........................     10     (193)    4,642
Extensions and discoveries..............................  1,310       47    14,819
Production..............................................  (2,098)   (107)   (9,675)
Sales of reserves in-place..............................  (8,103)    (17)   (6,692)
Purchase of reserves in-place...........................     --       --       521
                                                          ------   -----    ------
Proved reserves at end of year..........................  13,724   1,734    85,106
                                                          ======   =====    ======
Proved developed reserves --
  Beginning of year.....................................  18,581   1,869    53,708
                                                          ======   =====    ======
  End of year...........................................  11,502   1,642    54,204
                                                          ======   =====    ======

                         MISSION RESOURCES CORPORATION

                                                                  YEAR ENDED
                                                              DECEMBER 31, 2002
                                                          --------------------------
                                                            OIL      NGL       GAS
                                                          (MBBL)    (MBBL)   (MMCF)
                                                          -------   ------   -------
Proved reserves at beginning of year....................   39,538   2,060    154,082
Revisions of previous estimates.........................   (1,915)    251    (42,426)
Extensions and discoveries..............................      227      --        537
Production..............................................   (3,157)   (266)   (12,524)
Sales of reserves in-place..............................  (12,093)    (41)   (18,178)
Purchase of reserves in-place...........................        5      --         --
                                                          -------   -----    -------
Proved reserves at end of year..........................   22,605   2,004     81,491
                                                          =======   =====    =======
Proved developed reserves --
  Beginning of year.....................................   31,902   1,924     97,984
                                                          =======   =====    =======
  End of year...........................................   18,581   1,869     53,708
                                                          =======   =====    =======

  DISCOUNTED FUTURE NET CASH FLOWS

     The standardized measure of discounted future net cash flows and changes therein related to proved oil and gas reserves are shown below (in thousands):

                                           YEAR ENDED             YEAR ENDED             YEAR ENDED
                                       DECEMBER 31, 2004      DECEMBER 31, 2003      DECEMBER 31, 2002
                                      --------------------   --------------------   --------------------
Future cash flow....................       $1,407,517             $ 978,315              $1,075,050
Future production costs.............         (492,122)             (315,850)               (405,251)
Future income taxes.................         (200,100)             (135,803)               (125,094)
Future development costs............         (120,161)              (74,090)                (74,034)
                                           ----------             ---------              ----------
Future net cash flows...............          595,134               452,572                 470,671
10% discount factor.................         (274,325)             (177,984)               (214,843)
                                           ----------             ---------              ----------
Standardized future net cash
  flows.............................       $  320,809             $ 274,588              $  255,828
                                           ==========             =========              ==========

                         MISSION RESOURCES CORPORATION

     The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                           YEAR ENDED             YEAR ENDED             YEAR ENDED
                                       DECEMBER 31, 2004      DECEMBER 31, 2003      DECEMBER 31, 2002
                                      --------------------   --------------------   --------------------
Standardized measure -- beginning of
  year..............................       $ 274,588               $255,828               $295,571
Sales, net of production costs......        (110,971)               (74,249)               (60,031)
Net change in prices and production
  costs.............................          51,453                 36,042                160,132
Net change in income taxes..........         (27,726)                (4,795)                (2,635)
Extensions, discoveries and improved
  recovery, net of future production
  and development costs.............          59,020                 74,697                  3,803
Changes in estimated future
  development costs.................         (21,653)               (16,740)                 4,459
Development costs incurred during
  the period........................          31,424                 24,283                 15,870
Revisions of quantity estimates.....             256                  6,243                (78,419)
Accretion of discount...............          27,459                 25,583                 29,557
Asset retirement....................           2,026                  3,550                     --
Purchases of reserves in place......          63,286                    343                     84
Sales of reserves in-place..........          (5,286)               (69,502)               (56,875)
Changes in production rates and
  other.............................         (23,067)                13,305                (55,688)
                                           ---------               --------               --------
Standardized measure -- end of
  year..............................       $ 320,809               $274,588               $255,828
                                           =========               ========               ========

     The discounted future cash flows above were calculated using the NYMEX WTI Cushing price for oil and the NYMEX Henry Hub price for gas that was posted for the last trading day of each year presented. Those prices were $43.33, $32.47 and $31.17 per barrel and $6.18, $5.97 and $4.74 per MMBTU, for December 31, 2004, 2003 and 2002, respectively, adjusted to the wellhead to reflect adjustments for transportation, quality and heating content. The foregoing discounted future net cash flows do not include the effects of hedging or other derivative contracts not specific to a property. Including the tax effected impact of hedging on discounted future net cash flow would have decreased discounted future net cash flows by approximately $6.9 million, $6.4 million and $7.7 million as of December 31, 2004, 2003 and 2002, respectively.

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

MANAGEMENT, REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

     Management's Report on Internal Controls over Financial Reporting which appears on page 54, is incorporated herein by reference.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

     There have been no significant changes in Mission's internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, Mission's control over financial reporting.

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2004. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2004. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2004. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2004. Such information is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after December 31, 2004. Such information is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) 1. and 2. Financial Statements and Financial Statement Schedules. See index to Consolidated Financial Statements and Supplemental Information in Item 8, which information is incorporated herein by reference.

         3. Exhibits.

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

    4.4 Amendment to Rights Agreement dated as of February 25, 2004, by and between the Company and American Stock Transfer &
               Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February
               26, 2004).


    4.5 Amendment to Rights Agreement dated as of March 15, 2004 by and between the Company and American Stock Transfer & Trust
               Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 16,
               2004).

    4.6 Indenture dated as of May 29, 2001 among the Company, the Subsidiary Guarantors named therein and the Bank of New
               York, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on July 27, 2001).

    4.7 Registration Rights Agreement dated December 17, 2003, by and among the Company and FTVIPT -- Franklin Income
               Securities Fund and Franklin Custodian Funds -- Income
               Series (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on December 18,
               2003).

    4.8 Registration Rights Agreement dated February 25, 2004, by and among the Company and Stellar Funding Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 26, 2004).

    4.9 Registration Rights Agreement dated March 15, 2004, by and between the Company and Harbert Distressed Investment Master
               Fund, Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 16,
               2004).

    4.10 Indenture dated as of April 8, 2004, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company's 9 7/8% Senior Notes due
               2011 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed on April 15,
               2004).

   10.1+       1994 Stock Incentive Plan (incorporated by reference to
               Exhibit 10.9 to the Company's Registration Statement No.
               33-76570 filed on March 17, 1994).

   10.2+       1996 Stock Incentive Plan (incorporated by reference to
               Exhibit A to the Company's Proxy Statement on Schedule 14A filed on October 21, 1996).

   10.3+ 2004 Incentive Plan (incorporated by reference to Appendix C to the Company's Proxy Statement on Schedule 14A filed on March 30, 2004).

   10.4        Amended and Restated Credit Agreement, dated as of March 28,
               2003, among the Company, Farallon Energy Funding, LLC, as
               Arranger and Lender, Jefferies & Company, Inc., as
               Syndication Agent and Foothill Capital Corporation, as
               Administrative Agent (incorporated by reference to Exhibit
               99.2 to the Company's Current Report on Form 8-K, filed
               April 1, 2003).

   10.5        Second Amended, Restated and Consolidated Guaranty and
               Collateral Agreement, dated as of march 28, 2003, made by the Company and certain of its Subsidiaries, in favor of Foothill Capital Corporation, as Administrative Agent
               (incorporated by reference to Exhibit 99.3 to the Company's
               Current Report on Form 8-K, filed April 1, 2003).

   10.6        Second Amended and Restated Credit Agreement among the
               Company, as Borrower, the Several Lenders from Time to Time
               Parties Hereto, Farallon Energy Lending, L.L.C., as Arranger
               Jefferies & Company, Inc., as Syndication Agent and Wells
               Fargo Foothill, Inc., as Administrative Agent dated as of
               June 5, 2003 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 17, 2003).

   10.7        Third Amended, Restated And Consolidated Guaranty And
               Collateral Agreement, dated as of June 5, 2003, made by the Company and certain of its Subsidiaries, in favor of Wells
               Fargo Foothill, Inc., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Current Report on Form
               8-K filed on June 17, 2003).

   10.8        First Amendment to and Waiver of Second Amended and Restated
               Credit Agreement, dated as of June 25, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties to the Amendment, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, and Wells Fargo Foothill, Inc, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed November 13, 2003).


   10.9        Second Amendment, dated October 22, 2003, to the Second
               Amended and Restated Credit Agreement, dated as of June 5,
               2003, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, Jefferies & Company, Inc., as the syndication agent, and Wells Fargo Foothill, Inc, formerly known as Foothill Capital Corporation, as administrative agent (incorporated by reference to Exhibit
               10.4 to the Company's Quarterly Report on Form 10-Q, filed
               November 13, 2003).

   10.10       Credit Agreement dated as of April 8, 2004, among the
               Company, as Borrower, Wells Fargo Bank, National
               Association, as Lead Arranger and Administrative Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/ A filed on April 15, 2004).

   10.11       Term Loan Agreement dated as of April 8, 2004, among the
               Company, as Borrower, Guggenheim Corporate Funding, LLC, as
               Collateral Agent, and the Lenders signatory thereto
               (incorporated by reference to Exhibit 10.2 to the Company's
               Current Report on Form 8-K/A filed on April 15, 2004).

   10.12 Intercreditor Agreement dated as of April 8, 2004, by and between the Company, the Company's Subsidiaries, Wells Fargo
               Bank, National Association and Guggenheim Corporate Funding
               LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on April 15,
               2004).

   10.13 Purchase and Sale Agreement, dated as of March 28, 2003, by and between Farallon Capital Management, LLC and the Company, as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed April 1, 2003).

   10.14 Purchase and Sale Agreement, dated as of December 17, 2003, by and among the Company and FTVIPT -- Franklin Income
               Securities Fund and Franklin Custodian Funds -- Income
               Series (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 18,
               2003).

   10.15 Purchase and Sale Agreement, dated as of February 25, 2004, by and between the Company and Stellar Funding Ltd.
               (incorporated by reference to Exhibit 99.2 to the Company's
               Current Report on Form 8-K filed on February 26, 2004).

   10.16 Purchase and Sale Agreement, dated as of March 15, 2004, by and between the Company and Harbert Distressed Investment
               Master Fund, Ltd. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March
               16, 2004).

   10.17+      Employment Agreement dated August 8, 2002, between the
               Company and Robert L. Cavnar (incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 14, 2002).

   10.18+      First Amendment to Employment Agreement dated November 9,
               2004 between the Company and Robert L. Cavnar (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
               Report on Form 10-Q filed November 10, 2004).

   10.19+      Employment Agreement dated October 8, 2002, between the
               Company and Richard W. Piacenti (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
               10-Q filed November 14, 2002).

   10.20+      First Amendment to Employment Agreement dated November 9,
               2004 between the Company and Richard W. Piacenti
               (incorporated by reference to Exhibit 10.5 to the Company's
               Quarterly Report on Form 10-Q filed November 10, 2004).

   10.21+      Employment Agreement dated November 7, 2002, between the
               Company and John L. Eells (incorporated by reference to
               Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

   10.22+      First Amendment to Employment Agreement dated November 9,
               2004 between the Company and John L. Eells (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.23+      Employment Agreement dated November 6, 2002, between the
               Company and Joseph G. Nicknish (incorporated by reference to
               Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

   10.24+ First Amendment to Employment Agreement dated November 9, 2004 between the Company and Joseph G. Nicknish (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.25+ Severance Agreement dated November 17, 2004, between the Company and Joseph G. Nicknish (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23,
               2004).

   10.26+ Employment Agreement effective November 4, 2003 between the Company and Marshall L. Munsell (incorporated by reference to
               Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2003).

   10.27+ First Amendment to Employment Agreement dated November 9, 2004 between the Company and Marshall L. Munsell (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.28*+ Employment Agreement dated as of November 1, 2004, between the Company and Thomas C. Langford.

   10.29+ Non-statutory Stock Option Agreement dated as of November 1, 2004, between the Company and Thomas C. Langford (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2004).

   10.30+ Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed November 14, 2002).

   10.31+ Form of Nonstatutory Stock Option Grant Agreement under the Company's 2004 Incentive Plan (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.32+ Form of Director Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.33+ Form of Incentive Stock Option Grant Agreement under the Company's 2004 Incentive Plan (incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.34*+ First Amendment to the Employment Agreement dated as of November 1, 2004, between the Company and Thomas C. Langford.

   21.1*       Subsidiaries of the Company.

   23.1*       Consent of KPMG LLP.

   23.2*       Consent of Netherland Sewell & Associates, Inc.

   31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

   31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

   32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.

   32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

---------------

*  Filed herewith.

+ Management contract or compensatory plan or arrangement

     (b) Exhibits.

     See item 15(a)(3) above.

     (c) Financial Statement Schedules

     None.

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

     - MMBTU -- One million British thermal units.

     - MBOE -- One thousand BOE.

     - MMBOE -- One million BOE.

     - MMBBL -- One million BBLs.

     - NGLs -- Natural gas liquids.

     - TCF -- One trillion cubic feet of natural gas.

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

     The SEC definition of proved oil and gas reserves, per Article 4-10(a) (2) of Regulation S-X, is as follows:

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

TERMS THAT DESCRIBE THE PRODUCTIVE LIFE OF A PROPERTY OR GROUP OF PROPERTIES

     - Average Reserve to Production Ratio in Years -- A measure of the productive life of an oil and gas property or a group of oil and gas properties, expressed in years. Reserve life for the years ended December 31, 2004, 2003 or 2002 equals the estimated net proved reserves attributable to a property or group of properties divided by production from the property or group of properties for the four fiscal quarters preceding the date as of which the proved reserves were estimated.

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

Date: March 8, 2005

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

                    SIGNATURES                                     TITLE                         DATE
                    ----------                                     -----                         ----

/s/ Robert L. Cavnar                                Chairman and Chief Executive Officer    March 8, 2005
------------------------------------------------       (principal executive officer)
Robert L. Cavnar


/s/ Richard W. Piacenti                                 Executive Vice President and        March 8, 2005
------------------------------------------------          Chief Financial Officer
Richard W. Piacenti                                    (principal financial officer)


/s/ Ann Kaesermann                                    Vice President -- Accounting and      March 8, 2005
------------------------------------------------            Investor Relations,
Ann Kaesermann                                            Chief Accounting Officer
                                                       (principal accounting officer)


/s/ David A.B. Brown                                              Director                  March 8, 2005
------------------------------------------------
David A.B. Brown


/s/ Joseph N. Jaggers                                             Director                  March 8, 2005
------------------------------------------------
Joseph N. Jaggers


/s/ Robert R. Rooney                                              Director                  March 8, 2005
------------------------------------------------
Robert R. Rooney


/s/ Herbert C. Williamson III                                     Director                  March 8, 2005
------------------------------------------------
Herbert C. Williamson III

                                 EXHIBIT INDEX

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

    4.4 Amendment to Rights Agreement dated as of February 25, 2004, by and between the Company and American Stock Transfer &
                Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February
                26, 2004).

    4.5 Amendment to Rights Agreement dated as of March 15, 2004 by and between the Company and American Stock Transfer & Trust
                Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 16,
                2004).

    4.6 Indenture dated as of May 29, 2001 among the Company, the Subsidiary Guarantors named therein and the Bank of New
                York, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on July 27, 2001).

    4.7 Registration Rights Agreement dated December 17, 2003, by and among the Company and FTVIPT -- Franklin Income
                Securities Fund and Franklin Custodian Funds -- Income
                Series (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on December 18,
                2003).

    4.8 Registration Rights Agreement dated February 25, 2004, by and among the Company and Stellar Funding Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 26, 2004).

    4.9 Registration Rights Agreement dated March 15, 2004, by and between the Company and Harbert Distressed Investment Master
                Fund, Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 16,
                2004).

    4.10 Indenture dated as of April 8, 2004, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company's 9 7/8% Senior Notes due
                2011 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed on April 15,
                2004).

   10.1+        1994 Stock Incentive Plan (incorporated by reference to
                Exhibit 10.9 to the Company's Registration Statement No.
                33-76570 filed on March 17, 1994).

   10.2+        1996 Stock Incentive Plan (incorporated by reference to
                Exhibit A to the Company's Proxy Statement on Schedule 14A filed on October 21, 1996).

   10.3+ 2004 Incentive Plan (incorporated by reference to Appendix C to the Company's Proxy Statement on Schedule 14A filed on March 30, 2004).

   10.4         Amended and Restated Credit Agreement, dated as of March 28,
                2003, among the Company, Farallon Energy Funding, LLC, as
                Arranger and Lender, Jefferies & Company, Inc., as Syndica-tion Agent and Foothill Capital Corporation, as
                Administrative Agent (incorporated by reference to Exhibit
                99.2 to the Company's Current Report on Form 8-K, filed
                April 1, 2003).

   10.5         Second Amended, Restated and Consolidated Guaranty and
                Collateral Agreement, dated as of march 28, 2003, made by the Company and certain of its Subsidiaries, in favor of Foothill Capital Corporation, as Administrative Agent
                (incorporated by reference to Exhibit 99.3 to the Company's
                Current Report on Form 8-K, filed April 1, 2003).

   10.6         Second Amended and Restated Credit Agreement among the
                Company, as Borrower, the Several Lenders from Time to Time
                Parties Hereto, Farallon Energy Lending, L.L.C., as Arranger
                Jefferies & Company, Inc., as Syndication Agent and Wells
                Fargo Foothill, Inc., as Administrative Agent dated as of
                June 5, 2003 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 17, 2003).

   10.7         Third Amended, Restated And Consolidated Guaranty And
                Collateral Agreement, dated as of June 5, 2003, made by the Company and certain of its Subsidiaries, in favor of Wells
                Fargo Foothill, Inc., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Current Report on Form
                8-K filed on June 17, 2003).

   10.8         First Amendment to and Waiver of Second Amended and Restated
                Credit Agreement, dated as of June 25, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties to the Amendment, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, and Wells Fargo Foothill, Inc, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed November 13, 2003).

   10.9         Second Amendment, dated October 22, 2003, to the Second
                Amended and Restated Credit Agreement, dated as of June 5,
                2003, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, Jefferies & Company, Inc., as the syndication agent, and Wells Fargo Foothill, Inc, formerly known as Foothill Capital Corporation, as administrative agent (incorporated by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-Q, filed
                November 13, 2003).

   10.10        Credit Agreement dated as of April 8, 2004, among the
                Company, as Borrower, Wells Fargo Bank, National
                Association, as Lead Arranger and Administrative Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/ A filed on April 15, 2004).

   10.11        Term Loan Agreement dated as of April 8, 2004, among the
                Company, as Borrower, Guggenheim Corporate Funding, LLC, as
                Collateral Agent, and the Lenders signatory thereto
                (incorporated by reference to Exhibit 10.2 to the Company's
                Current Report on Form 8-K/A filed on April 15, 2004).

   10.12 Intercreditor Agreement dated as of April 8, 2004, by and between the Company, the Company's Subsidiaries, Wells Fargo
                Bank, National Association and Guggenheim Corporate Funding
                LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on April 15,
                2004).

   10.13 Purchase and Sale Agreement, dated as of March 28, 2003, by and between Farallon Capital Management, LLC and the Company, as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed April 1, 2003).

   10.14 Purchase and Sale Agreement, dated as of December 17, 2003, by and among the Company and FTVIPT -- Franklin Income
                Securities Fund and Franklin Custodian Funds -- Income
                Series (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 18,
                2003).

   10.15 Purchase and Sale Agreement, dated as of February 25, 2004, by and between the Company and Stellar Funding Ltd.
                (incorporated by reference to Exhibit 99.2 to the Company's
                Current Report on Form 8-K filed on February 26, 2004).

   10.16 Purchase and Sale Agreement, dated as of March 15, 2004, by and between the Company and Harbert Distressed Investment
                Master Fund, Ltd. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March
                16, 2004).

   10.17+       Employment Agreement dated August 8, 2002, between the
                Company and Robert L. Cavnar (incorporated by reference to
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 14, 2002).

   10.18+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and Robert L. Cavnar (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
                Report on Form 10-Q filed November 10, 2004).

   10.19+       Employment Agreement dated October 8, 2002, between the
                Company and Richard W. Piacenti (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
                10-Q filed November 14, 2002).

   10.20+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and Richard W. Piacenti
                (incorporated by reference to Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-Q filed November 10, 2004).

   10.21+       Employment Agreement dated November 7, 2002, between the
                Company and John L. Eells (incorporated by reference to
                Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

   10.22+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and John L. Eells (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.23+       Employment Agreement dated November 6, 2002, between the
                Company and Joseph G. Nicknish (incorporated by reference to
                Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

   10.24+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and Joseph G. Nicknish
                (incorporated by reference to Exhibit 10.7 to the Company's
                Quarterly Report on Form 10-Q filed November 10, 2004).

   10.25+       Severance Agreement dated November 17, 2004, between the
                Company and Joseph G. Nicknish (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2004).

   10.26+       Employment Agreement effective November 4, 2003 between the
                Company and Marshall L. Munsell (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form
                10-Q filed on November 13, 2003).

   10.27+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and Marshall L. Munsell
                (incorporated by reference to Exhibit 10.8 to the Company's
                Quarterly Report on Form 10-Q filed November 10, 2004).

   10.28*+ Employment Agreement dated as of November 1, 2004, between the Company and Thomas C. Langford.

   10.29+       Non-statutory Stock Option Agreement dated as of November 1,
                2004, between the Company and Thomas C. Langford
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K filed on November 2, 2004).

   10.30+ Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company's Quarterly
                Report on Form 10-Q filed November 14, 2002).

   10.31+       Form of Nonstatutory Stock Option Grant Agreement under the
                Company's 2004 Incentive Plan (incorporated by reference to
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.32+ Form of Director Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.33+       Form of Incentive Stock Option Grant Agreement under the
                Company's 2004 Incentive Plan (incorporated by reference to
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.34*+ First Amendment to the Employment Agreement dated as of November 1, 2004, between the Company and Thomas C.
                Langford.

   21.1*        Subsidiaries of the Company.

   23.1*        Consent of KPMG LLP.

   23.2*        Consent of Netherland Sewell & Associates, Inc.

   31.1*        Certification of Chief Executive Officer pursuant to Rule
                13a-14(a)/Rule 15d-14(a), promulgated under the Securities
                Exchange Act of 1934, as amended.

   31.2*        Certification of Chief Financial Officer pursuant to Rule
                13a-14(a)/Rule 15d-14(a), promulgated under the Securities
                Exchange Act of 1934, as amended.

   32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.

   32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

---------------

*  Filed herewith.

+ Management contract or compensatory plan or arrangement