Form 10-K/A
period 2004-12-31
MISSION RESOURCES CORP
filed 2005-04-12
CIK 319459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     As of April 5, 2005, the number of outstanding shares of the registrant's common stock was 41,535,088.

     Documents Incorporated by Reference: None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
                                           PART I
Items 1. & 2.
                        Business and Properties.....................................       3
Item 3.
                        Legal Proceedings...........................................      25
Item 4.
                        Submission of Matters to a Vote of Security Holders.........      25

                                          PART II
Item 5.
                        Market for Registrant's Common Equity, Related Stockholder
                        Matters and Issuer Purchases of Equity Securities...........      25
Item 6.
                        Selected Financial Data.....................................      26
Item 7.
                        Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................      27
Item 7A.
                        Quantitative and Qualitative Disclosures About Market
                        Risk........................................................      46
Item 8.
                        Financial Statements and Supplementary Data.................      48
Item 9.
                        Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................      92
Item 9A.
                        Controls and Procedures.....................................      92
Item 9B.
                        Other Information...........................................      92

                                          PART III
Item 10.
                        Directors and Executive Officers of the Registrant..........      93
Item 11.
                        Executive Compensation......................................      96
Item 12.
                        Security Ownership of Certain Beneficial Owners and
                        Management..................................................     100
Item 13.
                        Certain Relationships and Related Transactions..............     102
Item 14.
                        Principal Accounting Fees and Services......................     103

                                          PART IV
Item 15.
                        Exhibits, Financial Statement Schedules.....................     103

                                     PART I

                                EXPLANATORY NOTE

     The purpose of this Amendment to the Annual Report on Form 10-K of Mission Resources Corporation for the year ended December 31, 2004, is to timely file required Part III information. We originally expected to incorporate this Part III information from our definitive Proxy Statement; however, due to the pending merger transaction (the "Merger") with Petrohawk Energy Corporation, we have postponed our annual meeting indefinitely. Accordingly, the Part III information included herein is filed to amend and replace the originally filed Part III information in our Form 10-K for the year ended December 31, 2004, as originally filed on March 9, 2005. In addition, this Amendment supplements Item 15 of the Form 10-K by filing an exhibit that was inadvertently omitted from the original filing and by filing exhibits filed by us with the SEC after the date of the original filing and the filing of this Amendment. For the convenience of the reader, the Amendment sets forth the original filing, in its entirety, except as described above, and except for certain required exhibits that are filed herewith.

     As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A.

     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed on March 9, 2005, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

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

                                                        YEAR ENDED
                                                       DECEMBER 31,         CHANGE
                                                       -------------   -----------------
                                                       2004    2003    DOLLARS   PERCENT
                                                       -----   -----   -------   -------
Lease operating expense..............................  $29.1   $32.7   $ (3.6)    (11.0)%
Lease operating expense per MCFE.....................   1.21    1.43    (0.22)    (15.4)%
Taxes other than income:(1)
  Production taxes...................................    6.9     5.2      1.7      32.7%
  Property taxes.....................................    2.1     2.6     (0.5)    (19.2)%
  Other taxes........................................    0.4     0.5     (0.1)    (20.0)%
                                                       -----   -----   ------     -----
     Total taxes other than income...................    9.4     8.3      1.1      13.3%
                                                       -----   -----   ------     -----
Transportation costs(1)..............................    0.3     0.3       --        --
Depreciation, depletion and amortization.............   44.2    38.5      5.7      14.8%
Depreciation, depletion and amortization per MCFE....  $1.80   $1.65   $ 0.15       9.1%

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
                                                             ========           =======          ========

                See Notes to Consolidated Financial Statements.

                 MISSION RESOURCES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
            IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME OR LOSS

                                                                                 OTHER
                          COMMON STOCK       PREFERRED STOCK     ADDITIONAL  COMPREHENSIVE               TREASURY STOCK
                         ---------------   -------------------    PAID-IN       INCOME       RETAINED   ----------------
                         SHARES   AMOUNT    SHARES     AMOUNT     CAPITAL       (LOSS)       DEFICIT    SHARES   AMOUNT     TOTAL
                         ------   ------   --------   --------   ----------  -------------   --------   ------   -------   --------
                                                                   (AMOUNTS IN THOUSANDS)
December 31, 2001......  23,897    $239          --   $     --    $163,735      $ 2,286      $(54,115)   (311)   $(1,905)  $110,240
Compensation expense --
  stock options........      --      --          --         --         102           --            --      --         --        102
Comprehensive loss:
  Net loss.............      --      --          --         --          --           --       (38,484)     --         --    (38,484)
  Hedge activity.......      --      --          --         --          --       (6,481)           --      --         --     (6,481)
                                                                                                                           --------
Total comprehensive
  Loss.................                                                                                                     (44,965)
                         ------    ----    --------   --------    --------      -------      --------    ----    -------   --------
December 31, 2002......  23,897     239          --         --     163,837       (4,195)      (92,599)   (311)    (1,905)    65,377
Stock options exercised
  and related tax
  effects..............      10      --          --         --          10           --            --      --         --         10
Issuance of common
  stock related to debt
  retirement...........   4,500      45          --         --       8,685           --            --      --         --      8,730
Acquired treasury
  stock................      --      --          --         --          --           --            --     (78)       (32)       (32)
Comprehensive income:
  Net income...........      --      --          --         --          --           --         2,367      --         --      2,367
  Hedge activity.......      --      --          --         --          --       (1,512)           --      --         --     (1,512)
                                                                                                                           --------
Total comprehensive
  income...............      --      --          --         --          --           --            --      --         --        855
                         ------    ----    --------   --------    --------      -------      --------    ----    -------   --------
December 31, 2003......  28,407     284          --         --     172,532       (5,707)      (90,232)   (389)    (1,937)    74,940
Stock options exercised
  and related tax
  effects..............     837       8          --         --       2,772           --            --      --         --      2,780
Issuance of common
  stock related to debt
  retirement...........  12,562     126          --         --      29,427           --            --      --         --     29,553
Stock issuance fees....      --      --          --         --        (111)          --            --      --         --       (111)
Compensation expense --
  stock options........      --      --          --         --       4,120           --            --      --         --      4,120
Comprehensive income:
  Net income...........      --      --          --         --          --           --         2,949      --         --      2,949
  Hedge activity.......      --      --          --         --          --       (2,226)           --      --         --     (2,226)
                                                                                                                           --------
Total comprehensive
  income...............      --      --          --         --          --           --            --      --         --        723
                         ------    ----    --------   --------    --------      -------      --------    ----    -------   --------
December 31, 2004......  41,806    $418          --   $     --    $208,740      $(7,933)     $(87,283)   (389)   $(1,937)  $112,005
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

                                                                                 TOTAL AT
                                                     LEASEHOLD   EXPLORATION   DECEMBER 31,
COSTS INCURRED DURING PERIODS ENDED:                   COSTS        COSTS          2004
------------------------------------                 ---------   -----------   ------------
December 31, 2004..................................   $1,626       $2,997         $4,623
December 31, 2003..................................      261           --            261
December 31, 2002..................................    1,265           --          1,265
December 31, 2001..................................    1,469           --          1,469
Prior..............................................    1,240           --          1,240
                                                      ------       ------         ------
                                                      $5,861       $2,997         $8,858
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

                                                           YEAR ENDED             YEAR ENDED
ASSET RETIREMENT OBLIGATION                            DECEMBER 31, 2004      DECEMBER 31, 2003
---------------------------                           --------------------   --------------------
Beginning balance/Initial Implementation............        $33,317                $44,266
Liabilities incurred................................          9,035                    698
Liabilities settled.................................         (2,028)                (9,444)
Liabilities sold....................................         (2,342)                    --
Changes in estimates................................         (1,306)                (3,466)
Accretion expense...................................          1,202                  1,263
                                                            -------                -------
Ending balance......................................         37,878                 33,317
Less: current portion...............................         (2,512)                (1,160)
                                                            -------                -------
Long-term portion...................................        $35,366                $32,157
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

  USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as well as reserve information which affects the depletion calculation and the computation of the full cost ceiling limitation

                         MISSION RESOURCES CORPORATION
to prepare these financial statements in conformity with generally accepted accounting principles in the United States. Actual results could differ from these estimates.

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

4.  RELATED PARTY TRANSACTIONS

     Mr. J. P. Bryan, a member of Mission's board of directors until October 2002, was Chairman and CEO of Mission from August 1999 through May 2000. Mr. Bryan is also Senior Managing Director of Torch Energy Advisors ("Torch") and owns shares representing 79.5% of the shares of Torch on a fully diluted basis. In 2002 and 2003, Torch performed services for Mission under various contracts. All contracts with Torch were terminated effective April 1, 2003. The nature of services and amounts of the fees paid to Torch are summarized in the following table (amounts in thousands).

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

                         MISSION RESOURCES CORPORATION

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

     In connection with the reorganization of the Mission's management team in 2002, the Company entered into separation agreements with each of Douglas G. Manner, Jonathan M. Clarkson, and Daniel P. Foley, on July 31, 2002, September 20, 2002, and November 15, 2002, respectively. Messrs. Manner, Clarkson and Foley were previously employed by the Company pursuant to employment agreements that provided for the payment of severance upon separation from the Company based on multiples of their current salary at the time of separation. The Company negotiated severance payments for each of Messrs. Manner, Clarkson and Foley that were considerably less than the amounts provided under their respective employment agreements. Under the terms of the separation agreements, the Company paid Messrs. Manner, Clarkson and Foley total payments of $1.3 million, $1.5 million and $450,000, respectively. Of the total $3.3 million, $250,000 was deferred and was amortized to expense over the term of the consulting contract and the remainder was charged to general and administrative expenses in 2002. Messrs. Manner, Clarkson and Foley also surrendered all of their options or rights to acquire the Company's securities. In addition, the Company agreed to provide Messrs. Manner and Clarkson with certain insurance benefits for up to 24 months after the separation date, and, to the extent the coverage or benefits received are taxable to either of Messrs. Manner or Clarkson, the Company agreed to make them "whole" on a net after-tax basis. Messrs. Manner and Clarkson also agreed to provide certain consulting services to the Company following their separation dates. In January 2003, Mr. Manner received a pay out in the sum of $314,852 from the Company's Deferred Compensation Plan made up primarily of deferred salary and bonuses under the terms of the plan

     Effective November 17, 2004, the Company entered into a Severance Agreement with Joseph G. Nicknish. Mr. Nicknish previously held the position of Senior Vice President, Operations and Engineering. Pursuant to an employment agreement with Mr. Nicknish, upon separation from the Company, the employment agreement provided for the payment of a severance amount based on multiples of his current salary at the time of separation. Under the terms of the Severance Agreement, the Company agreed to pay Mr. Nicknish a severance amount of $500,000 payable in three equal installments commencing on December 30, 2004 and ending June 30, 2005. Under various programs, Mr. Nicknish had been granted 574,499 options to acquire the Company's common stock. Upon separation, these options were deemed exercisable for a period equal to the lesser of (i) one year following the separation date or (ii) the remaining term of the applicable option. In addition, the Company agreed to provide Mr. Nicknish with certain insurance benefits for up to 18 months after the separation date.

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

                         MISSION RESOURCES CORPORATION

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

                         MISSION RESOURCES CORPORATION

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

     The Company's 12-month average realized price, excluding hedges, for natural gas was $0.12 per MCF less than the NYMEX MMBTU price. The Company's 12-month average realized price, excluding hedges, for oil was $1.47 per BBL less than NYMEX. Realized prices differ from NYMEX as a result of

                         MISSION RESOURCES CORPORATION
factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact the Mist field gas production which is sold at an annually fixed price.

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

                         MISSION RESOURCES CORPORATION

  GAS HEDGES

                                                                    NYMEX          NYMEX
                                 MMBTU                           PRICE FLOOR   PRICE CEILING
PERIOD                          PER DAY   TOTAL MMBTU    TYPE       AVG.           AVG.
------                          -------   -----------   ------   -----------   -------------
First Qtr. 2005...............  15,500     1,395,000    Collar      $5.00          $9.75
Second Qtr. 2005..............  11,500     1,046,500    Collar      $4.91          $6.54
Third Qtr. 2005...............  11,500     1,058,000    Collar      $4.91          $6.49
Fourth Qtr. 2005..............  11,500     1,058,000    Collar      $4.91          $7.11
First Qtr. 2006...............   4,500       405,000    Collar      $5.56          $9.25
Second Qtr. 2006..............   2,500       227,500    Collar      $5.50          $7.13
Third Qtr. 2006...............   2,500       230,000    Collar      $5.50          $7.15
Fourth Qtr. 2006..............   2,500       230,000    Collar      $6.00          $7.08

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

7.  DETERMINATION OF FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value for cash, short-term investments, receivables and payables approximates carrying value. The commodity derivatives and the asset retirement obligations are also reflected on the Balance Sheet at fair value. The following table details the carrying values and approximate fair values of the Company's other investments and long-term debt at December 31, 2004 and 2003 (in thousands):

                                            DECEMBER 31, 2004        DECEMBER 31, 2003
                                         -----------------------   ----------------------
                                         CARRYING    APPROXIMATE   CARRYING   APPROXIMATE
                                           VALUE     FAIR VALUE     VALUE     FAIR VALUE
                                         ---------   -----------   --------   -----------
Assets (Liabilities):
Long-term debt: (See Note 8) Term loan
  facility.............................  $      --    $      --    $(80,000)   $(80,000)
Second lien term loan facility.........    (25,000)     (25,000)         --          --
Senior secured revolving credit
  facility.............................    (15,000)     (15,000)         --          --
10 7/8% Notes, excluding unamortized
  premium..............................         --           --    (117,426)   (110,968)
9 7/8% Notes...........................   (130,000)    (138,288)         --          --

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
                                                                 ========          ========

---------------

(1) $34.9 million was available at December, 31, 2004 for additional borrowings under this facility.

     Debt maturities by fiscal year are as follows (amounts in thousands):

2005........................................................  $     --
2006........................................................        --
2007........................................................    15,000
2008........................................................    25,000
2009........................................................        --
Thereafter..................................................   130,000
                                                              --------
                                                              $170,000
                                                              ========

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

     In December 2003, February 2004 and March 2004, the Company, in three private transactions, acquired $40.0 million aggregate principal amount of the 10 7/8% Notes in exchange for an aggregate of 16.75 million shares of its common stock as summarized below:

                                                                                         NET GAIN ON
                                                           PRINCIPAL       COMMON      EXTINGUISHMENT
DATE                               NOTE HOLDER               VALUE         SHARES      OF 107/8% NOTES
----                               -----------            -----------   ------------   ---------------
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
                                                         ========   =======   =======

  CAPITALIZED COSTS (IN THOUSANDS):

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Proved properties...........................................  $ 882,289    $ 799,777
Unproved properties.........................................      8,858        6,123
Asset retirement cost.......................................     18,034       10,987
                                                              ---------    ---------
Total capitalized costs.....................................    909,181      816,887
Accumulated depreciation, depletion, amortization and
  impairment................................................   (571,254)    (514,759)
                                                              ---------    ---------
Net capitalized costs.......................................  $ 337,927    $ 302,128
                                                              =========    =========

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

ITEM 9B. OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is information regarding (i) our current directors, who will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified, and who may or may not be nominated for election to our Board of Directors at such next annual meeting of stockholders, and (ii) our current executive officers. The Board of Directors has determined that the following members of the Board are independent within the meaning of Rule 4200 of the NASD: David A.B. Brown, Joseph N. Jaggers, Robert R. Rooney and Herbert C. Williamson

NAME                                        AGE              POSITION WITH MISSION
----                                        ---              ---------------------
Robert L. Cavnar..........................  52    Chairman of the Board, President, Chief
                                                  Executive Officer and Director
David A.B. Brown(1).......................  61    Director
Joseph N. Jaggers(2)......................  51    Director
Robert R. Rooney(1)(2)....................  48    Director
Herbert C. Williamson, III(1)(2)..........  56    Director
Richard W. Piacenti.......................  50    Executive Vice President and Chief
                                                  Financial Officer
John (Jack) L. Eells......................  58    Senior Vice President -- Exploration and
                                                  Geoscience
Marshall L. Munsell.......................  47    Senior Vice President -- Land and Land
                                                  Administration
Tom C. Langford...........................  50    Senior Vice President -- General Counsel
William R. Picquet........................  53    Senior Vice President -- Operations

---------------

(1) Member, Audit Committee

(2) Member, Compensation, Nominating and Corporate Governance Committee

     Robert L. Cavnar joined Mission as Chairman of the Board and Chief Executive Officer in August 2002. Prior to joining Mission, he served as Senior Vice President, Chief Financial Officer and Treasurer of El Paso Production Company, a natural gas production company and subsidiary of El Paso Corporation, a natural gas services provider and NYSE-traded company, from October 1999 to August 2002. From July 1996 to October 1999, Mr. Cavnar served first as Vice President and Chief Financial Officer and then as Senior Vice President and Chief Operating Officer of El Paso Field Services Company, a natural gas gathering, treating, processing, compression and intrastate transmission company and subsidiary of El Paso Corporation. Mr. Cavnar earned a bachelor's degree from Eastern Michigan University and a master's degree in business administration from Southern Methodist University. He also completed the Program for Management Development at the Harvard Graduate School at Business.

     David A.B. Brown joined the Board of Directors in October 2002. He has served as the President of the Windsor Group, Inc., a strategy-consulting firm with a focus on oilfield equipment and service industries, from 1984 to the present. Mr. Brown also currently serves on the boards of directors for EMCOR Group, Inc., NS Group, Inc., Pride International, Inc. and Layne Christensen Corp. He earned a bachelor's degree in commerce and a licentiate in accounting from McGill University and a masters of business administration, with distinction, from Harvard University. Mr. Brown is also a member of the Quebec Institute of Chartered Accountants.

     Joseph N. Jaggers joined the Board of Directors in November 2003. Mr. Jaggers has over 23 years in the oil and gas industry in engineering, operations, and management positions. He was named Vice President, Exploration and Production for Williams Companies, Inc. (NYSE: WMB), Denver region in

August 2001. Prior to his position at Williams, Mr. Jaggers served as President and Chief Operating Officer of Barrett Resources Corporation in Denver until August 2001, when Williams acquired Barrett. He has also served in a variety of positions of increasing responsibility with BP Amoco, both in the United States and internationally, from 1981 to 2000. He is a member of the Society of Petroleum Engineers, on the Board of the Independent Petroleum Association of the Mountain States and President of the Colorado Oil and Gas Association. Mr. Jaggers earned a bachelor's of science degree in engineering from the United States Military Academy at West Point and served in the United States Army for six years.

     Robert R. Rooney joined the Board of Directors in December 2001. He has served as a partner in the energy and natural resources group at Bennett Jones LLP, a Canadian-based law firm, since May 1992. Mr. Rooney is also a leader of the firm's international practice group. Mr. Rooney also currently serves on the boards of directors of Resolute Energy Inc., Temple Exploration Inc., Blizzard Energy, Inc. and Ferus Gas Industries Inc. He earned a bachelor's degree in law from the University of Western Ontario in 1983. Mr. Rooney is a member of the Calgary Bar Association, the Law Society of Alberta, the Canadian Bar Association, the Canadian Petroleum Law Foundation, the Association of International Petroleum Negotiators and the Rocky Mountain Mineral Law Foundation.

     Herbert C. Williamson, III joined the Board of Directors in November 2002. He served as an investment banker for Petrie Parkman & Co., a specialized oil and gas investment-banking firm, from March 2001 to April 2002. From January 1999 to March 2002, Mr. Williamson served as a consultant and interim Chief Financial Officer for Merlon Petroleum Company, a private oil and gas exploration and development company, where he still serves as a director. He served as director, Executive Vice President and Chief Financial Officer for Seven Seas Petroleum Company, a TSE-traded oil and gas company, from October 1998 to November 1999. From June 1995 to March 1999, Mr. Williamson served as the Director-Energy Group, Investment Banking Department for Credit Suisse First Boston Corporation. Mr. Williamson earned a bachelor's degree in arts from Ohio Wesleyan University and a masters of business administration from Harvard University.

     Richard W. Piacenti joined Mission as Senior Vice President and Chief Financial Officer in October 2002, and was named Executive Vice President in May 2003. Prior to joining Mission, he served first as Vice President and Controller and then as Senior Vice President and Chief Financial Officer of El Paso Production Company, a natural gas production company and subsidiary of El Paso Corporation, a natural gas services provider and NYSE-traded company, from September 1999 to October 2002. From June 1996 to September 1999, Mr. Piacenti served as director of accounting of El Paso Field Services Company, a natural gas gathering, treating, processing, compression and intrastate transmission company and subsidiary of El Paso Corporation. He received a bachelor's degree in accounting from Illinois State University and is both a certified public and certified management accountant.

     John (Jack) L. Eells joined Mission as Senior Vice President -- Exploration and Geoscience in November 2002. He served as Vice President Domestic Onshore Exploration of El Paso Production Company, from January 2001 to November 2002. From April 1994 to January 2001, Mr. Eells served first as Project Leader, Onshore Gulf of Mexico and then as Director of Exploration -- Canada of Coastal Oil & Gas Canada, Inc., which was a subsidiary of Coastal Corporation and is currently a subsidiary of El Paso Corporation. He earned both a bachelor's and master's degree in geology from San Diego State University.

     Marshall L. Munsell joined Mission as Vice President -- Land and Land Administration in December 2002, and was named Senior Vice President -- Land and Land Administration in November 2003. Mr. Munsell previously served as exploration coordinator for Doyle Land Services from 2001 to 2002, where he established the Houston office and was responsible for project management and business development. He served in several management positions with DDD Energy from 1997 to 2001, including senior vice president responsible for all company operations. From 1980 to 1997, Mr. Munsell held staff positions in exploration and production with Sun Exploration and Production Company and Presidio Exploration. Mr. Munsell earned a bachelor's degree in petroleum land management from the University of Texas at Austin and is a certified professional landman.

     Tom C. Langford joined Mission as Senior Vice President -- General Counsel in November 2004. Prior to joining Mission, Mr. Langford has held various officer positions over the last six years within El Paso Energy including most recently, Vice President and Associate General Counsel of El Paso Production Company and prior to that Vice President and Associate General Counsel of El Paso Merchant Energy. Mr. Langford also previously held the position of General Counsel and Vice President Land with Sonat Exploration Company until Sonat was acquired by El Paso. Mr. Langford earned a Bachelors degree from Stephen F. Austin University and a Doctor of Jurisprudence from South Texas Law School. He is a member of the State Bar of Texas in the Oil, Gas, and Mineral Law Section.

     William R. Picquet joined Mission as Senior Vice President -- Operations & Engineering in March 2005. Prior to joining Mission, Mr. Picquet served as the Chief Executive Officer of M3 Energy, LLC, a private E&P company from May 2003 to March 2005. From November 2002 to May 2003, he served as Managing
Director -- USA of Waterous & Company. Mr. Piquet served as Director of Deloitte Energy Ventures from November 2001 to November 2002. He has also served as President and CEO of Advantage Energy Services Ltd. from 1997 to 2001 and as Senior Vice President -- North America of Gulf Canada Resources Ltd. from 1995 to 1997. He was President of Torch Operating Company from 1990 to 1994. Mr. Picquet received a B.S. in Natural Gas Engineering from Texas A&M University at Kingsville, graduating with highest honors. He is a registered Professional Engineer and a member of the Society of Petroleum Engineers and the American Petroleum Institute.

     All of our directors and executive officers are United States citizens, except Mr. Rooney, who is a citizen of Canada.

AUDIT COMMITTEE

     The Audit Committee is currently comprised of Mr. Brown, who is Chairman, and Messrs. Rooney and Williamson. The Board of Directors has determined that Mr. Brown is an audit committee financial expert under the SEC rules, and independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A.

CODE OF ETHICS

     We have adopted a Code of Business Conduct that applies to all of our employees, as well as each member of the Board of Directors. The Code of Business Conduct is available at the "About Us -- Corporate Governance" section of our website at www.mrcorp.com. We intend to post amendments to or waivers from the Code of Business Conduct (to the extent applicable to our chief executive officer, principal financial officer or principal accounting officer) at this location on our website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by the SEC's regulations to furnish us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our officers, directors and greater than ten percent stockholders under Section 16(a) were satisfied during the year ended December 31, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following Summary Compensation Table details annual and long-term compensation paid during the periods indicated to persons described below:

                                                 ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                  --------------------------------------------------   ----------------------------
                                  FISCAL                              OTHER ANNUAL     NUMBER OF      ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR    SALARY ($)   BONUS ($)   COMPENSATION ($)    OPTIONS    COMPENSATION ($)
---------------------------       ------   ----------   ---------   ----------------   ---------   ----------------
Robert L. Cavnar(1).............   2004     330,000      330,000            --         1,050,000        12,300(3)
  Chairman of the Board and        2003     330,000      267,300(2)         --          200,000         12,000(3)(4)
  Chief Executive Officer          2002     132,346           --            --         1,000,000           250(3)
Richard W. Piacenti(1)..........   2004     250,000      200,000            --          150,000         12,300(3)
  Executive Vice President         2003     250,000      168,750(2)         --          100,000         12,000(3)
  and Chief Financial Officer      2002      67,900       25,000(5)         --          250,000          1,600(3)
John (Jack) L. Eells(1).........   2004     250,333      166,333            --          100,000         12,300(3)
  Senior Vice President --         2003     250,000      146,250(2)         --           75,000         12,000(3)
  Exploration and Geoscience       2002      40,925       25,000(5)         --          250,000             --
Marshall L. Munsell(1)..........   2004     213,331      150,000            --          100,000         12,300(3)
  Senior Vice President --         2003     170,670       70,308(2)         --          150,000         12,000(3)
  Land and Land Administration     2002       6,667           --            --          100,000             --
Tom C. Langford(1)..............   2004      37,500       25,000            --          300,000          2,250(3)
  Senior Vice President --           --          --           --            --               --             --
  General Counsel                    --          --           --            --               --             --
Joseph G. Nicknish(1)...........   2004     216,346      148,708                        100,000        178,967(7)
  Former Senior Vice               2003     250,000      101,250(2)         --           75,000         12,000(3)
  President -- Operations          2002     246,657       25,000(6)         --          250,000          5,480(3)
  and Engineering

---------------

(1) Messrs. Cavnar, Piacenti, Eells, Munsell and Langford joined Mission on August 9, 2002, October 1, 2002, November 7, 2002, December 16, 2002 and November 1, 2004, respectively. Mr. Munsell joined Mission on December 16, 2002, and was appointed Senior Vice President -- Land and Land Administration on November 4, 2003. Mr. Nicknish resigned his position as Mission's Senior Vice President -- Operations and Engineering on November 17, 2004.

(2) Bonuses earned in 2003 were paid in 2004.

(3) These amounts are employer contributions made or accrued with respect to the Mission Simplified Employee Pension Plan and/or the Mission Deferred Compensation Plan.

(4) On November 5, 2003, Mr. Cavnar was awarded 800,000 share appreciation rights, which were subsequently replaced, on August 4, 2004, with a nonqualified option to acquire 800,000 shares of our common stock. See "Executive Compensation -- Employment Agreements" below.

(5) These amounts represent sign-on bonuses.

(6) Bonuses earned in 2002 were paid in 2003.

(7) Includes $166,666 of severance paid to Mr. Nicknish in connection with his resignation, and $12,300 of employer contributions made or accrued with respect to the Mission Simplified Employee Pension Plan and/or the Mission Deferred Compensation Plan. See "Certain Relationships and Related Transactions."

OPTION GRANTS IN LAST YEAR

     The following table sets forth certain information concerning grants of options to purchase our common stock made during the last year to the executive officers named in the Summary Compensation Table.

                                                      % OF TOTAL
                                 NUMBER OF         OPTIONS GRANTED
                           SECURITIES UNDERLYING     TO EMPLOYEES         PER SHARE       EXPIRATION      GRANT DATE
NAME                        OPTIONS GRANTED(1)       DURING YEAR      EXERCISE PRICE(2)      DATE      PRESENT VALUE(3)
----                       ---------------------   ----------------   -----------------   ----------   ----------------
Robert L. Cavnar.........         250,000                 10%              $4.435          05/19/14       $2,057,500
Robert L. Cavnar.........         800,000                 32%              $0.550          08/04/14       $8,056,000
Richard W. Piacenti......         150,000                  6%              $4.435          05/19/14       $1,234,500
John (Jack) L. Eells.....         100,000                  4%              $4.435          05/19/14       $  823,000
Marshall L. Munsell......         100,000                  4%              $4.435          05/19/14       $  823,000
Tom C. Langford..........         300,000                 12%              $6.225          11/01/14       $1,635,000
Joseph G. Nicknish.......         100,000                  4%              $4.435          05/19/14       $  823,000

---------------

(1) These options vest and become exercisable as follows: 1/2 on the grant date and 1/4 on each of the first and second anniversaries of the grant date, except for the 800,000 options granted to Mr. Cavnar, which were fully vested on August 8, 2004 pursuant to his employment agreement.

(2) The exercise price is the average of high and low sales prices of our common stock on the date of grant.

(3) In accordance with the rules of the SEC, this column illustrates one measure of value for the respective options over a ten-year period using the Black-Scholes option-pricing model. This valuation model is hypothetical; the actual amount that will be received by a holder of an option will depend on the excess of the market price of the shares over the exercise price on the date the option is exercised. If the market price does not increase above the exercise price, compensation to the grantee will be zero. The Black-Scholes option-pricing model is a mathematical formula used for estimating option values that incorporates various assumptions. Except for Messrs. Cavnar's and Langford's grants with respect to 800,000 and 300,000 shares of common stock, the Grant Date Present Value set out in the column above is based on the following assumptions: (a) a ten-year option term; (b) 91% expected future annual stock volatility for the options; (c) a risk-free rate of return of 4.8% for the options granted; and (d) no expected dividend yield. For Mr. Cavnar's grant with respect 800,000 shares of common stock, the assumptions regarding stock volatility and rate of return were 51% and 4.4%, respectively. For Mr. Langford's grant with respect 300,000 shares of common stock, the assumptions regarding stock volatility and rate of return were 56% and 4.1%, respectively. The above model does not include any reduction in value for non-transferability, forfeiture or vesting of options.

AGGREGATED OPTION EXERCISES IN LAST YEAR AND YEAR END OPTION VALUES

     The following table sets forth certain information concerning the exercise during the last year of options to purchase our common stock by the executive officers named in the Summary Compensation Table and the number and value of unexercised options to purchase Mission common stock held by such individuals at December 31, 2004. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the December 31, 2004 price of our common stock, $5.84 per share, as reported by The Nasdaq National Market. The actual amount, if any, realized upon exercise of stock options will depend upon the market price of our common stock relative to the exercise price per share of our common stock at the time the stock option is exercised. We cannot assure you that the values of unexercised, "in-the-money" stock options reflected in this table, if any, will be realized.

                                                                  UNEXERCISED OPTIONS AT DECEMBER 31, 2004
                                                          ---------------------------------------------------------
                                                                   NUMBER OF                     VALUE OF
                              NUMBER OF                      UNDERLYING SECURITIES         IN-THE-MONEY OPTIONS
                           SHARES ACQUIRED     VALUE      ---------------------------   ---------------------------
NAME                         ON EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                       ---------------   ----------   -----------   -------------   -----------   -------------
Robert L. Cavnar.........         --                 --    2,058,334       191,666      $10,424,295     $538,995
Richard W. Piacenti......         --                 --      391,667       108,333      $ 1,766,210     $287,040
John (Jack) L. Eells.....         --                 --      350,000        75,000      $ 1,667,750     $206,500
Marshall L. Munsell......         --                 --      250,000       100,000      $   983,249     $250,251
Tom C. Langford..........         --                 --      100,000       200,000      $         0     $      0
Joseph G. Nicknish.......         --         $1,724,019      250,000             0      $   140,500     $      0

EMPLOYMENT AGREEMENTS

     We have employment agreements with Messrs. Cavnar, Piacenti, Eells, Munsell, Langford and Picquet providing for annual salaries of $330,000, $250,000, $250,000, $225,000, $225,000 and $225,000, respectively. Each of the employment agreements has a term of three years with automatic extensions that continually set the term at three years, provides for termination with or without cause and for good reason, with two years of severance provided in the event of termination without cause or for good reason, and contains confidential information and non-solicitation provisions. In addition, the employment agreements provide for two years of severance and, if applicable, an additional cash payment to make the executive whole for certain tax liabilities, upon a "change in control" and termination of the executive's employment without cause or for good reason within one year of the "change in control." Effective January 1, 2005, the Compensation, Nominating and Corporate Governance Committee increased Messrs. Cavnar's and Piacenti's annual salaries to $400,000 and $275,000, respectively.

DIRECTOR COMPENSATION

     Prior to revisions made by the Compensation, Nominating and Corporate Governance Committee in December 2004, our non-employee directors received an annual cash fee of $18,000 and an attendance fee of $800 for each Board of Directors or committee meeting attended. Non-employee directors who chair a committee receive an additional $7,500 per annum, except for the chair of the Audit Committee, who received an additional $15,000 per annum. Each non-employee director, upon his or her initial election to the Board of Directors, will automatically be granted options to purchase 20,000 shares of our common stock. In addition, prior to revisions made by the committee in December 2004, each non-employee director was automatically granted options to purchase 5,000 shares of our common stock immediately after the annual meeting. Pursuant to this arrangement, Messrs. Brown, Jaggers, Rooney and Williamson were each granted options to purchase 5,000 shares of our common stock on May 19, 2004. Options granted pursuant to the forgoing arrangements have an exercise price equal to the fair market value of our common stock on the date of grant and have a term of 10 years.

     Early in 2004, the committee engaged an outside consultant to assist it in evaluating the compensation paid by us to our non-employee directors. Based on its evaluation, the committee determined that such compensation was not consistent with the compensation paid by energy companies of similar size, complexity and activity to their non-employee directors. In order to attract and retain qualified non-employee directors to serve on our Board of Directors, the committee decided to revise the compensation paid by us to our non-employee directors. Specifically, in December 2004, the committee granted to each of our non-employee directors, Messrs. Brown, Jaggers, Rooney and Williamson, a non-statutory option to purchase 5,000 shares of our common stock. These options are fully vested, have an exercise price equal to the fair market value of our common stock on the date of grant and have a term of 10 years. The committee also adopted an amendment to the 2004 Incentive Plan, subject to stockholder approval, that increases from 5,000 to 10,000 the number of shares of our common stock that are automatically granted to each non-employee director pursuant to a non-statutory option on the first business day after each annual meeting of our stockholders. Non-statutory options granted to non-employee directors pursuant to this provision of our plan are fully vested, have a term of 10 years and have an exercise price equal to the fair market value of our common stock on the date of grant. The committee had also increased the annual cash fee paid to non-employee directors from $18,000 to $20,000, and the meeting attendance fee paid to non-employee directors for both Board of Directors and committee meetings from $800 to $1,000 per meeting.

     The members of the Board of Directors are entitled to reimbursement of their expenses incurred in connection with the attendance at Board and committee meetings in accordance with company policy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation, Nominating and Corporate Governance Committee are Messrs. Rooney, Jaggers and Williamson. No member of the committee has served as one of our officers or employees at any time. There are no compensation committee interlocks involving our executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 1, 2005, certain information with respect to ownership of our common stock as to (a) all persons known by us to be the beneficial owners of more than five percent of the outstanding shares of our common stock, (b) each director, (c) each of the executive officers named in the Summary Compensation Table, and (d) all executive officers and directors as a group. The information set forth in the following table is based on public filings made with the SEC as of April 1, 2005, and certain information supplied to us by the persons listed below. Unless otherwise indicated, all shares of our common stock are owned directly and each owner has sole voting and investment power with respect to such shares.

                                                               AMOUNT OF     PERCENT OF
NAME OF BENEFICIAL OWNER                                      COMMON STOCK    CLASS(1)
------------------------                                      ------------   ----------
Harbert Distressed Investment Master Fund, Ltd.(2)..........   7,700,000        18.5%
Guggenheim Investment Management, LLC(3)....................   6,250,000        15.1%
Robert L. Cavnar(4).........................................   2,232,500         5.1%
Richard W. Piacenti(5)......................................     580,600         1.4%
John (Jack) L. Eells(6).....................................     434,000         1.0%
Marshall L. Munsell(7)......................................     293,334           *
Joseph G. Nicknish(8).......................................     283,973           *
Tom C. Langford(9)..........................................     100,000           *
Robert R. Rooney(10)........................................      72,904           *
David A.B. Brown(11)........................................      47,000           *
Herbert C. Williamson, III(11)..............................      35,000           *
Joseph N. Jaggers(12).......................................      35,000           *
Directors and executive officers as a group (10
  persons)(4)-(12)..........................................   4,114,311         9.1%

---------------

  *  Less than 1%

 (1) As of April 1, 2005, there were 41,535,088 shares of common stock outstanding.

 (2) Based on a Schedule 13G/A filed on February 14, 2005, by Harbert Distressed Investment Master Fund, Ltd. (the "Master Fund"), HMC Distressed Investment Offshore Manager, L.L.C. ("HMC Management"), HMC Investors, L.L.C. ("HMC Investors"), Philip Falcone, Raymond J. Harbert and Michael D. Luce. The Master Fund is a Cayman Islands corporation with its principal business address at c/o International Fund Services (Ireland) Limited, Third Floor, Bishop's Square, Redmond's Hill, Dublin 2, Ireland. Each of HMC Management and HMC Investors is a Delaware limited liability company. Each of Messrs. Falcone, Harbert and Luce is a United States citizen. The principal business address for each of HMC Management and Mr. Falcone is 555 Madison Avenue, 16th Floor, New York, New York 10022. The principal business address for each of HMC Investors and Messrs. Harbert and Luce is One Riverchase Parkway South, Birmingham, Alabama 35244. As of the date of the
     Schedule 13G/A, the Master Fund, HMC Management, HMC Investors, Mr. Falcone, Mr. Harbert and Mr. Luce may be deemed to beneficially own 7,605,015, 7,605,015, 7,700,000, 7,700,000, 7,700,000 and 7,700,000 shares, respectively. The Master Fund and HMC Management have the shared power to vote or direct the vote of 7,605,015 shares and have shared power to dispose or direct the disposition of 7,605,015 shares. HMC Investors and Messrs. Falcone, Harbert and Luce have the shared power to vote or direct the vote of 7,700,000 shares and have shared power to dispose or direct the disposition of 7,700,000 shares. The Master Fund, HMC Management, HMC Investors and Messrs. Falcone, Harbert and Luce specifically disclaimed beneficial ownership in the shares reported therein except to the extent of its pecuniary interest therein. In addition, in the event that any action is submitted to Mission's stockholders for their approval, whether at a meeting or by written consent, at a time when the Master Fund and its affiliates collectively own more than 9.9% of Mission's voting securities, unless otherwise approved in writing in advance by Mission, Master Fund has agreed to vote all voting securities as to which it has the right to vote that exceeds the 9.9% amount in the same manner as (i.e., in favor of, against and abstentions with respect to) and proportionately to the votes cast by all other voting securities that are entitled to vote with respect to such matter. On April 3, 2005, Harbert entered into a voting agreement with Petrohawk Energy Corporation and us pursuant to which they have agreed, among other things, to vote all shares of our common stock owned by it in favor of the Merger. The voting agreement also grants an irrevocable proxy to Petrohawk empowering it to vote all such shares of our common stock at any meeting of our stockholders called for the purpose of voting on the Merger.

 (3) Based on a Schedule 13G/A filed on April 22, 2004 by Stellar Funding, Ltd. ("Stellar"), Guggenheim Investment Management, LLC ("GIM") and Guggenheim Capital, LLC. ("GCL"). The principal business address for each of Seller and GIM is 135 East 57th Street, 9th Floor, New York, New York 10022. The principal business address for GCL is 227 West Monroe Street, Suite 400, Chicago, Illinois 60606. Stellar is a private investment vehicle managed by GIM and has contractually delegated to GIM all investment and voting power over the 6,250,000 shares of common stock beneficially owned by Stellar. As a result, GIM, which is a wholly owned subsidiary of GCL, may be deemed to be the beneficial owner of the shares of common stock owned by Stellar. In addition, as a result of a memorandum signed by Stellar and GC, which contemplates a sale of a portion of the shares owned by Stellar to GC, GC may be considered part of a group with Stellar. Accordingly, GC may be deemed to be the beneficial owner of the shares of common stock owned by Stellar. GIM is a wholly owned subsidiary of GC, and GC may be deemed ultimately to control GIM. GC, its executive officers and directors, and its direct and indirect subsidiaries, may beneficially own shares of common stock and such shares are not reported in the Schedule 13G/A. Due to the separate management and independent operation of GIM, GC disclaims beneficial ownership of common stock beneficially owned by the reporting persons by reason of its ownership of GIM. Each of Stellar, GC and GCL has disclaimed the beneficial ownership of the shares of common stock owned by the other reporting persons. In addition, in the event that any action is submitted to Mission's stockholders for their approval, whether at a meeting or by written consent, at a time when Stellar and its affiliates collectively own more than 9.9% of Mission's voting securities, unless otherwise approved in writing in advance by Mission, Stellar has agreed to vote all voting securities as to which it has the right to vote that exceeds the 9.9% amount in the same manner as (i.e., in favor of, against and abstentions with respect to) and proportionately to the votes cast by all other voting securities that are entitled to vote with respect to such matter. On April 3, 2005, Stellar and GCL entered into a voting agreement with Petrohawk Energy Corporation and us pursuant to which they have agreed, among other things, to vote all shares of our common stock owned by them in favor of the Merger. The voting agreement also grants an irrevocable proxy to Petrohawk empowering it to vote all such shares of our common stock at any meeting of our stockholders called for the purpose of voting on the Merger.

 (4) Includes 2,187,500 shares of common stock issuable upon the exercise of vested options. Mr. Cavnar's address is 1331 Lamar Street, Suite 1455, Houston, Texas 77010.

 (5) Includes 462,500 shares of common stock issuable upon the exercise of vested options.

 (6) Includes 400,000 shares of common stock issuable upon the exercise of vested options.

 (7) Includes 283,334 shares of common stock issuable upon the exercise of vested options.

 (8) Includes 150,000 shares of common stock issuable upon the exercise of vested options.

 (9) Includes 100,000 shares of common stock issuable upon the exercise of vested options.

(10) Includes 39,000 shares of common stock issuable upon the exercise of vested options.

(11) Includes 35,000 shares of common stock issuable upon the exercise of vested options.

(12) Includes 30,000 shares of common stock issuable upon the exercise of vested options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table sets forth information regarding our equity compensation plans as of December 31, 2004:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                          NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE
                                                                      WEIGHTED-AVERAGE     FOR FUTURE ISSUANCE
                                               NUMBER OF SECURITIES   EXERCISE PRICE OF       UNDER EQUITY
                                                   TO BE ISSUED          OUTSTANDING       COMPENSATION PLANS
                                                 UPON EXERCISE OF         OPTIONS,        (EXCLUDING SECURITIES
                                               OUTSTANDING OPTIONS,     WARRANTS AND          REFLECTED IN
PLAN CATEGORY                                  WARRANTS AND RIGHTS         RIGHTS              COLUMN(a))
-------------                                  --------------------   -----------------   ---------------------
                                                       (a)                   (b)                   (c)
Equity compensation plans approved by
  security holders
  1994 Plan..................................         438,668               $0.80                      0
  1996 Plan..................................       2,858,799               $2.21                      0
  2004 Plan..................................       2,089,499               $2.98                396,500
Equity compensation plans not approved by
  security holders(1)........................         300,000               $6.23                      0
                                                    ---------               -----                -------
Total........................................       5,686,966               $2.60                396,500
                                                    =========               =====                =======

---------------

(1) Includes non-qualified stock options to purchase 300,000 shares of our common stock granted to Mr. Langford in connection with employment by us. The options were granted without stockholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A)(iv), and the terms of the options are as follows: exercise price of $6.225 per share (fair market value on the grant date); vesting as to 33.3% of the option shares on the grant date, as to 66.6% of the option shares one year following the grant date and as to 100% of the option shares two years following the grant date; and any option shares remaining unexercised on the tenth anniversary of the grant date shall expire.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 17, 2004, Joseph G. Nicknish resigned his position as our Senior Vice President -- Operations and Engineering. Mr. Nicknish's employment agreement provided for, among other things, (i) a severance payment of $500,000, payable within 30 days of his resignation, (ii) a payment equal to a pro-rata portion of the annual bonus that would have been paid to him for the full year of his resignation, payable within 30 days of his resignation, (iii) immediate vesting of all unvested stock options to purchase shares of our common stock and
(iv) the extension of his right to exercise stock options for a period equal to the lesser of (A) one year following his resignation or (B) the remaining term of the applicable option.

     In connection with his resignation, we entered into a severance agreement with Mr. Nicknish that terminated his employment agreement, except for provisions relating to confidential information and non-solicitation, and provided for the payment to Mr. Nicknish of each of the above described benefits, except that the severance payment of $500,000 is payable in three equal installments on January 3, 2005, March 31, 2005 and June 30, 2005. In addition, upon the change of control of the Mission (as defined in the severance agreement), all installments of the $500,000 severance payment will be paid to Mr. Nicknish in a lump sum within 30 days of such change of control. The severance agreement also provides for a release of claims by Mission and Mr. Nicknish against each other.

     All reportable transactions between our related parties and us other than in the ordinary course of business will be reviewed and approved in advance by our Audit Committee.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTING FEES

     In 2003 and 2004, KPMG LLP provided services in the following categories and amounts:

                                                                2003       2004
                                                              --------   --------
Audit Fees..................................................  $212,000   $702,000
Audit Related Fees..........................................  $ 37,000   $241,000
Tax Fees....................................................  $157,300   $  9,450
All Other Fees..............................................  $      0   $      0

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF INDEPENDENT AUDITOR

     The Audit Committee's policy is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee has delegated pre-approval authority with respect to non-audit services to its chairman, provided that the total anticipated cost of the project is no more than $10,000, and the total anticipated costs of all such projects pre-approved by the chairman during any calendar year does not exceed $20,000. The committee has also pre-approved the provision of isolated tax questions or other miscellaneous tax services that do not constitute discrete and separate projects, provided that the aggregate cost of responding to all such questions and providing all such miscellaneous services does not exceed $5,000 per calendar quarter. The chairman and management are required to periodically report to the full committee the scope and anticipated cost of all projects pre-approved by the chairman, and the cost of all miscellaneous tax services described above. None of the fees paid to the independent auditors under the categories Audit-Related, Tax and All Other fees described above were approved by the committee after services were rendered pursuant to the de minimis exception established by the SEC.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

  (a)          1. and 2. Financial Statements and Financial Statement
               Schedules. See index to Consolidated Financial Statements and Supplemental Information in Item 8, which information is incorporated herein by reference.
               3. Exhibits.
    2.1 Agreement and Plan of Merger dated January 24, 2001 between the Company and Bargo Energy Company (incorporated by reference to Exhibit 2.1 to the Company's 8-K filed on January 26, 2001).
    2.2        Agreement and Plan of Merger dated April 3, 2005, among the
               Company, Petrohawk Energy Corporation and Petrohawk
               Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 4, 2005).
    3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration
               Statement No. 33-76570 filed on March 17, 1994).
    3.2        Certificate of Amendment to Certificate of Incorporation
               (incorporated by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K filed on September 27, 1997).
    3.3        Certificate of Designation, Preferences and Rights of the
               Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K filed on September 27, 1997).
    3.4        Certificate of Merger of Bargo Energy Company into the
               Company (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on March 31,
               2003).

    3.5 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K filed on March 31,
               2003).
    3.6        By-laws of the Company (incorporated by reference to Exhibit
               3.2 to the Company's Registration Statement No. 33-76570 filed on March 17, 1994).
    3.7        Amendment to the Company's Bylaws adopted on November 21,
               1997 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K filed on March 27,
               1998).
    3.8        Amendment to the Company's Bylaws adopted on March 27, 1998
               (incorporated by reference to Exhibit 3.6 to the Company's
               Annual Report on Form 10-K filed on March 27, 1998).
    4.1        Specimen Stock Certificate (incorporated by reference to
               Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 31, 2003).
    4.2        Rights Agreement between the Company and American Stock
               Transfer & Trust Company (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form
               8-A filed on September 19, 1997).
    4.3 Amendment to Rights Agreement dated as of December 17, 2003, by and between Mission Resources Corporation and American
               Stock Transfer & Trust Company (incorporated by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 18, 2003).
    4.4 Amendment to Rights Agreement dated as of February 25, 2004, by and between the Company and American Stock Transfer &
               Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February
               26, 2004).
    4.5 Amendment to Rights Agreement dated as of March 15, 2004 by and between the Company and American Stock Transfer & Trust
               Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 16,
               2004).
    4.6 Amendment to Rights Agreement dated April 3, 2005, between the Company and American Stock Transfer & Trust Company
               (incorporated by reference to Exhibit 4.1 to the Company's
               Current Report on Form 8-K filed on April 4, 2005).
    4.7 Indenture dated as of May 29, 2001 among the Company, the Subsidiary Guarantors named therein and the Bank of New
               York, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on July 27, 2001).
    4.8 Registration Rights Agreement dated December 17, 2003, by and among the Company and FTVIPT -- Franklin Income
               Securities Fund and Franklin Custodian Funds -- Income
               Series (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on December 18,
               2003).
    4.9 Registration Rights Agreement dated February 25, 2004, by and among the Company and Stellar Funding Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 26, 2004).
    4.10 Registration Rights Agreement dated March 15, 2004, by and between the Company and Harbert Distressed Investment Master
               Fund, Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 16,
               2004).
    4.11 Indenture dated as of April 8, 2004, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company's 9 7/8% Senior Notes due
               2011 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed on April 15,
               2004).
   10.1+       1994 Stock Incentive Plan (incorporated by reference to
               Exhibit 10.9 to the Company's Registration Statement No.
               33-76570 filed on March 17, 1994).
   10.2+       1996 Stock Incentive Plan (incorporated by reference to
               Exhibit A to the Company's Proxy Statement on Schedule 14A filed on October 21, 1996).
   10.3+ 2004 Incentive Plan (incorporated by reference to Appendix C to the Company's Proxy Statement on Schedule 14A filed on March 30, 2004).
   10.4        Amended and Restated Credit Agreement, dated as of March 28,
               2003, among the Company, Farallon Energy Funding, LLC, as
               Arranger and Lender, Jefferies & Company, Inc., as
               Syndication Agent and Foothill Capital Corporation, as
               Administrative Agent (incorporated by reference to Exhibit
               99.2 to the Company's Current Report on Form 8-K, filed
               April 1, 2003).

   10.5        Second Amended, Restated and Consolidated Guaranty and
               Collateral Agreement, dated as of March 28, 2003, made by the Company and certain of its Subsidiaries, in favor of Foothill Capital Corporation, as Administrative Agent
               (incorporated by reference to Exhibit 99.3 to the Company's
               Current Report on Form 8-K, filed April 1, 2003).
   10.6        Second Amended and Restated Credit Agreement among the
               Company, as Borrower, the Several Lenders from Time to Time
               Parties Hereto, Farallon Energy Lending, L.L.C., as Arranger
               Jefferies & Company, Inc., as Syndication Agent and Wells
               Fargo Foothill, Inc., as Administrative Agent dated as of
               June 5, 2003 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on June 17, 2003).
   10.7        Third Amended, Restated And Consolidated Guaranty And
               Collateral Agreement, dated as of June 5, 2003, made by the Company and certain of its Subsidiaries, in favor of Wells
               Fargo Foothill, Inc., as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Current Report on Form
               8-K filed on June 17, 2003).
   10.8        First Amendment to and Waiver of Second Amended and Restated
               Credit Agreement, dated as of June 25, 2003, among the Company, the several banks and other financial institutions or entities from time to time parties to the Amendment, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, and Wells Fargo Foothill, Inc, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed November 13, 2003).
   10.9        Second Amendment, dated October 22, 2003, to the Second
               Amended and Restated Credit Agreement, dated as of June 5,
               2003, by and among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Farallon Energy Lending, L.L.C., as sole advisor, sole lead arranger and sole bookrunner, Jefferies & Company, Inc., as the syndication agent, and Wells Fargo Foothill, Inc, formerly known as Foothill Capital Corporation, as administrative agent (incorporated by reference to Exhibit10.4 to the Company's Quarterly Report on Form 10-Q, filed November 13, 2003).
   10.10       Credit Agreement dated as of April 8, 2004, among the
               Company, as Borrower, Wells Fargo Bank, National
               Association, as Lead Arranger and Administrative Agent, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on April 15, 2004).
   10.11*      First Amendment to Credit Agreement, effective as of April
               8, 2004, among Mission Resources Corporation, each of the lenders party thereto, and Wells Fargo Bank, National
               Association, as administrative agent for the lenders.
   10.12       Second Amendment to Credit Agreement, effective as of March
               18, 2005, among Mission Resources Corporation, each of the lenders party thereto, and Wells Fargo Bank, National
               Association, as administrative agent for the lenders
               (incorporated by reference to Exhibit 10.1 to the Company's
               Current Report on Form 8-K filed on March 29, 2005).
   10.13       Term Loan Agreement dated as of April 8, 2004, among the
               Company, as Borrower, Guggenheim Corporate Funding, LLC, as
               Collateral Agent, and the Lenders signatory thereto
               (incorporated by reference to Exhibit 10.2 to the Company's
               Current Report on Form 8-K/A filed on April 15, 2004).
   10.14 Intercreditor Agreement dated as of April 8, 2004, by and between the Company, the Company's Subsidiaries, Wells Fargo
               Bank, National Association and Guggenheim Corporate Funding
               LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on April 15,
               2004).
   10.15 Purchase and Sale Agreement, dated as of March 28, 2003, by and between Farallon Capital Management, LLC and the Company, as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed April 1, 2003).
   10.16 Purchase and Sale Agreement, dated as of December 17, 2003, by and among the Company and FTVIPT -- Franklin Income
               Securities Fund and Franklin Custodian Funds -- Income
               Series (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 18,
               2003).
   10.17 Purchase and Sale Agreement, dated as of February 25, 2004, by and between the Company and Stellar Funding Ltd.
               (incorporated by reference to Exhibit 99.2 to the Company's
               Current Report on Form 8-K filed on February 26, 2004).

   10.18 Purchase and Sale Agreement, dated as of March 15, 2004, by and between the Company and Harbert Distressed Investment
               Master Fund, Ltd. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March
               16, 2004).
   10.19+      Employment Agreement dated August 8, 2002, between the
               Company and Robert L. Cavnar (incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 14, 2002).
   10.20+      First Amendment to Employment Agreement dated November 9,
               2004 between the Company and Robert L. Cavnar (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
               Report on Form 10-Q filed November 10, 2004).
   10.21+      Employment Agreement dated October 8, 2002, between the
               Company and Richard W. Piacenti (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
               10-Q filed November 14, 2002).
   10.22+      First Amendment to Employment Agreement dated November 9,
               2004 between the Company and Richard W. Piacenti
               (incorporated by reference to Exhibit 10.5 to the Company's
               Quarterly Report on Form 10-Q filed November 10, 2004).
   10.23+      Employment Agreement dated November 7, 2002, between the
               Company and John L. Eells (incorporated by reference to
               Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 31, 2003).
   10.24+      First Amendment to Employment Agreement dated November 9,
               2004 between the Company and John L. Eells (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).
   10.25+      Employment Agreement dated November 6, 2002, between the
               Company and Joseph G. Nicknish (incorporated by reference to
               Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 2003).
   10.26+      First Amendment to Employment Agreement dated November 9,
               2004 between the Company and Joseph G. Nicknish
               (incorporated by reference to Exhibit 10.7 to the Company's
               Quarterly Report on Form 10-Q filed November 10, 2004).
   10.27+      Severance Agreement dated November 17, 2004, between the
               Company and Joseph G. Nicknish (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2004).
   10.28+      Employment Agreement effective November 4, 2003 between the
               Company and Marshall L. Munsell (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form
               10-Q filed on November 13, 2003).
   10.29+      First Amendment to Employment Agreement dated November 9,
               2004 between the Company and Marshall L. Munsell
               (incorporated by reference to Exhibit 10.8 to the Company's
               Quarterly Report on Form 10-Q filed November 10, 2004).
   10.30+ Employment Agreement dated as of November 1, 2004, between the Company and Thomas C. Langford (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 9, 2005).
   10.31+ First Amendment to the Employment Agreement dated as of November 1, 2004, between the Company and Thomas C. Langford
               (incorporated by reference to Exhibit 10.34 to the Company's
               Annual Report on Form 10-K filed on March 9, 2005).
   10.32+      Non-Statutory Stock Option Agreement dated as of November 1,
               2004, between the Company and Thomas C. Langford
               (incorporated by reference to Exhibit 10.1 to the Company's
               Current Report on Form 8-K filed on November 2, 2004).
   10.33+      Employment Agreement dated as of March 14, 2005, between the
               Company and William R. Picquet (incorporated by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2005).
   10.34+      Non-Statutory Stock Option Grant Agreement dated as of March
               14, 2005, between the Company and William R. Picquet
               (incorporated by reference to Exhibit 10.2 to the Company's
               Current Report on Form 8-K filed on March 16, 2005).

   10.35+ Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company's Quarterly
               Report on Form 10-Q filed November 14, 2002).
   10.36+      Form of Non-Statutory Stock Option Grant Agreement under the
               Company's 2004 Incentive Plan (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).
   10.37+ Form of Director Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).
   10.38+      Form of Incentive Stock Option Grant Agreement under the
               Company's 2004 Incentive Plan (incorporated by reference to
               Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).
   10.39       Voting Agreement dated April 3, 2005, among Petrohawk Energy
               Corporation, the Company and Harbert Distressed Investment
               Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April
               4, 2005).
   10.40       Voting Agreement dated April 3, 2005, among Petrohawk Energy
               Corporation, the Company, Stellar Funding, Ltd., and
               Guggenheim Capital, LLC (incorporated by reference to
               Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 4, 2005).
   21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 9, 2005).
   23.1*       Consent of KPMG LLP (incorporated by reference to Exhibit
               23.1 to the Company's Annual Report on Form 10-K filed on
               March 9, 2005).
   23.2*       Consent of Netherland Sewell & Associates, Inc.
               (incorporated by reference to Exhibit 23.2 to the Company's
               Annual Report on Form 10-K filed on March 9, 2005).
   31.1*       Certification of Chief Executive Officer pursuant to Rule
               13a-14(a)/Rule 15d-14(a), promulgated under the Securities
               Exchange Act of 1934, as amended.
   31.2*       Certification of Chief Financial Officer pursuant to Rule
               13a-14(a)/Rule 15d-14(a), promulgated under the Securities
               Exchange Act of 1934, as amended.
   32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.
   32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

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

Date: April 12, 2005

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

                    SIGNATURES                                     TITLE                       DATE
                    ----------                                     -----                       ----

/s/ Robert L. Cavnar                                   Chairman and Chief Executive       April 12, 2005
------------------------------------------------       Officer (principal executive
Robert L. Cavnar                                                 officer)


/s/ Richard W. Piacenti                                Executive Vice President and       April 12, 2005
------------------------------------------------          Chief Financial Officer
Richard W. Piacenti                                    (principal financial officer)


/s/ Ann Kaesermann                                   Vice President -- Accounting and     April 12, 2005
------------------------------------------------            Investor Relations,
Ann Kaesermann                                           Chief Accounting Officer
                                                      (principal accounting officer)


/s/ David A.B. Brown                                             Director                 April 12, 2005
------------------------------------------------
David A.B. Brown


/s/ Joseph N. Jaggers                                            Director                 April 12, 2005
------------------------------------------------
Joseph N. Jaggers


/s/ Robert R. Rooney                                             Director                 April 12, 2005
------------------------------------------------
Robert R. Rooney


/s/ Herbert C. Williamson III                                    Director                 April 12, 2005
------------------------------------------------
Herbert C.Williamson III

                                 EXHIBIT INDEX

    2.1 Agreement and Plan of Merger dated January 24, 2001 between the Company and Bargo Energy Company (incorporated by reference to Exhibit 2.1 to the Company's 8-K filed on January 26, 2001).

    2.2         Agreement and Plan of Merger dated April 3, 2005, among the
                Company, Petrohawk Energy Corporation and Petrohawk
                Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 4, 2005).

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

    4.6 Amendment to Rights Agreement dated April 3, 2005, between the Company and American Stock Transfer & Trust Company
                (incorporated by reference to Exhibit 4.1 to the Company's
                Current Report on Form 8-K filed on April 4, 2005).

    4.7 Indenture dated as of May 29, 2001 among the Company, the Subsidiary Guarantors named therein and the Bank of New
                York, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4 filed on July 27, 2001).

    4.8 Registration Rights Agreement dated December 17, 2003, by and among the Company and FTVIPT -- Franklin Income
                Securities Fund and Franklin Custodian Funds -- Income
                Series (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on December 18,
                2003).

    4.9 Registration Rights Agreement dated February 25, 2004, by and among the Company and Stellar Funding Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on February 26, 2004).

    4.10 Registration Rights Agreement dated March 15, 2004, by and between the Company and Harbert Distressed Investment Master
                Fund, Ltd. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on March 16,
                2004).

    4.11 Indenture dated as of April 8, 2004, among the Company, the Guarantors named therein and The Bank of New York, as Trustee, relating to the Company's 9 7/8% Senior Notes due
                2011 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K/A filed on April 15,
                2004).

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

   10.11*       First Amendment to Credit Agreement, effective as of April
                8, 2004, among Mission Resources Corporation, each of the lenders party thereto, and Wells Fargo Bank, National
                Association, as administrative agent for the lenders.

   10.12        Second Amendment to Credit Agreement, effective as of March
                18, 2005, among Mission Resources Corporation, each of the lenders party thereto, and Wells Fargo Bank, National
                Association, as administrative agent for the lenders
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K filed on March 29, 2005).

   10.13        Term Loan Agreement dated as of April 8, 2004, among the
                Company, as Borrower, Guggenheim Corporate Funding, LLC, as
                Collateral Agent, and the Lenders signatory thereto
                (incorporated by reference to Exhibit 10.2 to the Company's
                Current Report on Form 8-K/A filed on April 15, 2004).

   10.14 Intercreditor Agreement dated as of April 8, 2004, by and between the Company, the Company's Subsidiaries, Wells Fargo
                Bank, National Association and Guggenheim Corporate Funding
                LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed on April 15,
                2004).

   10.15 Purchase and Sale Agreement, dated as of March 28, 2003, by and between Farallon Capital Management, LLC and the Company, as Administrative Agent (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, filed April 1, 2003).

   10.16 Purchase and Sale Agreement, dated as of December 17, 2003, by and among the Company and FTVIPT -- Franklin Income
                Securities Fund and Franklin Custodian Funds -- Income
                Series (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on December 18,
                2003).

   10.17 Purchase and Sale Agreement, dated as of February 25, 2004, by and between the Company and Stellar Funding Ltd.
                (incorporated by reference to Exhibit 99.2 to the Company's
                Current Report on Form 8-K filed on February 26, 2004).

   10.18 Purchase and Sale Agreement, dated as of March 15, 2004, by and between the Company and Harbert Distressed Investment
                Master Fund, Ltd. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on March
                16, 2004).

   10.19+       Employment Agreement dated August 8, 2002, between the
                Company and Robert L. Cavnar (incorporated by reference to
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 14, 2002).

   10.20+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and Robert L. Cavnar (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
                Report on Form 10-Q filed November 10, 2004).

   10.21+       Employment Agreement dated October 8, 2002, between the
                Company and Richard W. Piacenti (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
                10-Q filed November 14, 2002).

   10.22+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and Richard W. Piacenti
                (incorporated by reference to Exhibit 10.5 to the Company's
                Quarterly Report on Form 10-Q filed November 10, 2004).

   10.23+       Employment Agreement dated November 7, 2002, between the
                Company and John L. Eells (incorporated by reference to
                Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

   10.24+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and John L. Eells (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.25+       Employment Agreement dated November 6, 2002, between the
                Company and Joseph G. Nicknish (incorporated by reference to
                Exhibit 10.15 to the Company's Annual Report on Form 10-K filed on March 31, 2003).

   10.26+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and Joseph G. Nicknish
                (incorporated by reference to Exhibit 10.7 to the Company's
                Quarterly Report on Form 10-Q filed November 10, 2004).

   10.27+       Severance Agreement dated November 17, 2004, between the
                Company and Joseph G. Nicknish (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2004).

   10.28+       Employment Agreement effective November 4, 2003 between the
                Company and Marshall L. Munsell (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form
                10-Q filed on November 13, 2003).

   10.29+       First Amendment to Employment Agreement dated November 9,
                2004 between the Company and Marshall L. Munsell
                (incorporated by reference to Exhibit 10.8 to the Company's
                Quarterly Report on Form 10-Q filed November 10, 2004).

   10.30+ Employment Agreement dated as of November 1, 2004, between the Company and Thomas C. Langford (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 9, 2005).

   10.31+ First Amendment to the Employment Agreement dated as of November 1, 2004, between the Company and Thomas C. Langford
                (incorporated by reference to Exhibit 10.34 to the Company's
                Annual Report on Form 10-K filed on March 9, 2005).

   10.32+       Non-Statutory Stock Option Agreement dated as of November 1,
                2004, between the Company and Thomas C. Langford
                (incorporated by reference to Exhibit 10.1 to the Company's
                Current Report on Form 8-K filed on November 2, 2004).

   10.33+       Employment Agreement dated as of March 14, 2005, between the
                Company and William R. Picquet (incorporated by reference to
                Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 16, 2005).

   10.34+       Non-Statutory Stock Option Grant Agreement dated as of March
                14, 2005, between the Company and William R. Picquet
                (incorporated by reference to Exhibit 10.2 to the Company's
                Current Report on Form 8-K filed on March 16, 2005).

   10.35+ Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Company's Quarterly
                Report on Form 10-Q filed November 14, 2002).

   10.36+       Form of Non-Statutory Stock Option Grant Agreement under the
                Company's 2004 Incentive Plan (incorporated by reference to
                Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.37+ Form of Director Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.38+       Form of Incentive Stock Option Grant Agreement under the
                Company's 2004 Incentive Plan (incorporated by reference to
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed November 10, 2004).

   10.39        Voting Agreement dated April 3, 2005, among Petrohawk Energy
                Corporation, the Company and Harbert Distressed Investment
                Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April
                4, 2005).

   10.40        Voting Agreement dated April 3, 2005, among Petrohawk Energy
                Corporation, the Company, Stellar Funding, Ltd., and
                Guggenheim Capital, LLC (incorporated by reference to
                Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 4, 2005).

   21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K filed on March 9, 2005).

   23.1*        Consent of KPMG LLP (incorporated by reference to Exhibit
                23.1 to the Company's Annual Report on Form 10-K filed on
                March 9, 2005).

   23.2*        Consent of Netherland Sewell & Associates, Inc.
                (incorporated by reference to Exhibit 23.2 to the Company's
                Annual Report on Form 10-K filed on March 9, 2005).

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