Form 10-Q
period 2005-03-31
MISSION RESOURCES CORP
filed 2005-05-10
CIK 319459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the Transition Period from ______ to ______

Commission file number 0-9498

MISSION RESOURCES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0437769 (IRS Employer Identification Number)

1331 Lamar, Suite 1455, Houston, Texas (Address of principal executive offices)	77010-3039 (ZIP Code)

(713) 495-3000
Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☑   No ☐

As of May 4, 2005, 41,651,088 shares of common stock of Mission Resources Corporation were outstanding.

MISSION RESOURCES CORPORATION

i

MISSION RESOURCES CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

MISSION RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

ASSETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,171	$5,975
Accounts receivable	10,255	4,953
Accrued revenues	14,051	12,175
Current deferred income taxes	7,482	3,644
Prepaid expenses and other	1,610	2,039

Total current assets	42,569	28,786

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties (full cost), including unproved properties of $16,423 and $8,858 excluded from amortization as of March 31, 2005 and December 31, 2004, respectively	922,891	891,147
Asset retirement cost	18,149	18,034
Accumulated depreciation, depletion and amortization	(581,469)	(571,254)

Net property, plant and equipment	359,571	337,927

Leasehold, furniture and equipment	6,063	5,610
Accumulated depreciation	(3,038)	(2,831)

Net leasehold, furniture and equipment	3,025	2,779

OTHER ASSETS	8,042	8,411

	$413,207	$377,903

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share information)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$12,656	$9,470
Accrued liabilities	19,663	10,950
Interest payable	6,607	3,381
Commodity derivative liabilities	21,855	10,477
Asset retirement obligation	2,877	2,512
Advance drilling costs	9,854	2,257

Total current liabilities	73,512	39,047

LONG-TERM DEBT:
Term loan facility	25,000	25,000
Revolving credit facility	18,000	15,000
Senior 9 7/8% notes due 2011	130,000	130,000

Total long-term debt	173,000	170,000

LONG-TERM LIABILITIES:
Commodity derivative liabilities, excluding current portion	6,047	1,482
Deferred income taxes, excluding current portion	19,981	20,003
Asset retirement obligation, excluding current portion	35,187	35,366

Total long-term liabilities	61,215	56,851

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value, 60,000,000 shares authorized, 41,535,088 and 41,416,671 shares issued at March 31, 2005 and December 31, 2004, respectively	419	418
Additional paid-in capital	209,311	208,740
Retained deficit	(84,447)	(87,283)
Treasury stock, at cost, 389,000 shares at March 31, 2005 and December 31, 2004	(1,937)	(1,937)
Other comprehensive income (loss), net of taxes	(17,866)	(7,933)

Total stockholders’ equity	105,480	112,005

	$413,207	$377,903

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in thousands, except per share information)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Oil and gas revenues	$34,361	$28,796
Gain on extinguishment of debt	—	1,425
Interest and other income (expense)	(767)	(810)

	33,594	29,411

COST AND EXPENSES:
Lease operating expenses	8,125	7,106
Transportation costs (credits)	(43)	25
Taxes other than income	2,500	1,694
Asset retirement obligation accretion expense	420	271
Depreciation, depletion and amortization	10,419	10,664
General and administrative expenses	3,399	2,823
Interest expense	4,272	6,262

	29,092	28,845

Income before income taxes	4,502	566

Provision for income taxes	1,666	206

Net income	$2,836	$360

Net income per share	$0.07	$0.01

Net income per share-diluted	$0.06	$0.01

Weighted average common shares outstanding	41,485	31,611
Weighted average common shares outstanding-diluted	43,666	33,122

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands, except per share information)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,836	$360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,782	11,277
Loss on commodity hedges	660	423
Gain on extinguishment of debt	—	(1,425)
Asset retirement obligation accretion expense	420	271
Deferred income taxes	1,593	111
Other	25	379

Change in assets and liabilities:
Accounts receivable and accrued revenue	(7,212)	(1,062)
Accounts payable and accrued liabilities	22,723	8,063
Other	95	296

Net cash flows provided by operating activities	31,922	18,693

Cash flows from investing activities:
Acquisition of oil and gas properties	340	(27,090)
Additions to oil and gas properties	(32,084)	(10,717)
Additions to leasehold, furniture and equipment	(453)	(104)
Proceeds on sale of oil and gas properties, net	4	2,119

Net cash flows used in investing activities	(32,193)	(35,792)

Cash flows from financing activities:
Proceeds from borrowings	22,000	—
Net proceeds from issuance of common stock	468	—
Repayment of borrowings	(19,000)	—
Cash held for reinvestment	—	24,877
Financing costs	(1)	(436)

Net cash flows provided by financing activities	3,467	24,441

Net increase in cash and cash equivalents	3,196	7,342
Cash and cash equivalents at beginning of period	5,975	2,234

Cash and cash equivalents at end of period	$9,171	$9,576

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$495	$1,770

Income taxes paid	$11	$84

See accompanying notes to condensed consolidated financial statements

MISSION RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, these statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position of Mission Resources Corporation (the “Company” or “Mission”) at March 31, 2005, and the results of operations and changes in cash flows for the periods ended March 31, 2005 and 2004. Interim period results are not necessarily indicative of results of operations or cash flows for a full year. These financial statements should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

Principles of Consolidation

     The consolidated financial statements include the accounts of Mission Resources Corporation and its wholly owned subsidiaries. Mission owns a 26.6% interest in the White Shoal Pipeline Corporation that is accounted for using the equity method. Mission’s net investment of approximately $245,000 at March 31, 2005 is included in the other assets line of the Consolidated Balance Sheet. Mission has not received any distributions from White Shoals Pipeline Corporation for the three months ended March 31, 2005.

Oil and Gas Property Accounting

     The Company uses the full cost method of accounting for its investment in oil and gas properties. Under this method of accounting, all costs of acquisition, exploration and development of oil and gas reserves (including such costs as leasehold acquisition costs, geological expenditures, dry hole costs, tangible and intangible development costs and direct internal costs) are capitalized as the cost of oil and gas properties when incurred. To the extent that capitalized costs of oil and gas properties, net of accumulated depreciation, depletion and amortization, exceed the discounted future net revenues of proved oil and gas reserves net of deferred taxes, such excess capitalized costs would be charged to operations. No such charges to operations were required during the three month periods ending March 31, 2005 or 2004.

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

Receivables

     Joint interest receivables are recorded at the invoiced amount and typically do not bear interest. The Company reviews collectibility of such receivables quarterly. Balances over ninety days past due and exceeding $30,000 are reviewed individually for collectibility. Account balances are charged against earnings when the Company determines the potential for recovery is remote. During the three months ended March 31, 2005, approximately $33,000 in receivables were charged against earnings. The income charges are included in the interest and other income (expense) line of the Consolidated Statement of Operations. The Company does not have any off-balance sheet credit exposure related to its customers.

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

Comprehensive Income (Loss)

     Comprehensive income includes all changes in a company’s equity except those resulting from investments by owners and distributions to owners. The Company’s total comprehensive income for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$2,836	$360
Hedge accounting for derivative instruments, net of tax	(9,933)	(1,367)

Comprehensive income (loss)	$(7,097)	$(1,007)

     The accumulated balance of other comprehensive loss related to hedge accounting is as follows (in thousands):

Balance at December 31, 2004	$(7,933)
Net loss on cash flow hedges	3,855
Reclassification adjustments	(19,137)
Tax effect on hedging activity	5,349

Balance at March 31, 2005	$(17,866)

Stock-Based Employee Compensation Plans

     At March 31, 2005, the Company has two active stock-based employee compensation plans: the 1996 Stock Incentive Plan and the 2004 Stock Incentive Plan. The 2004 Plan was approved by the Board of Directors on March 4, 2004 and by the Company’s stockholders at the May 19, 2004 annual stockholders’ meeting. One inactive plan, the 1994 Stock Incentive Plan, still has options outstanding that have not expired or been exercised; however, no new options can be granted under the plan. The Company accounts for the plans under the recognition and measurement principles of the Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for options granted under those plans when the exercise price of the option is equal to the market value of the underlying common stock on the date of the grant. Net income would be affected; however, if the exercise price of the option differed from the market price.

     Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes the fair value based method of accounting for stock-based employee compensation and to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. Had compensation cost for the Company’s stock option compensation plans been determined based on the fair value at the grant dates for awards under these plans consistent with the method of SFAS No. 123, the Company’s pro forma net income (loss) and pro forma net income (loss) per share of common stock would have been as follows:

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	March 31, 2005	March 31, 2004

Net income (in thousands) *
As reported	$2,836	$360
Pro forma	$2,252	$360
Earnings per share
As reported	$0.07	$0.01
Pro forma	$0.05	$0.01
Diluted earnings per share
As reported	$0.06	$0.01
Pro forma	$0.05	$0.01

*	The stock-based employee compensation cost, net of the related tax effects, that would have been included in the determination of net income if the fair value method had been applied to all awards is $584,000 for the three month period ended March 31, 2005.

Recently Adopted Pronouncements

     Staff Accounting Bulletin (“SAB”) No. 106, regarding the application of FASB Statement No. 143, Accounting for Asset Retirement Obligations, by oil and gas producing companies following the full cost accounting method was issued in September 2004. SAB 106 provided an interpretation of how a company, after adopting Statement 143, should compute the full cost ceiling to avoid double-counting the expected future cash outflows associated with asset retirement costs. The provisions of this interpretation have been applied by the Company and did not have a significant financial impact.

     SFAS No. 123R, Share-Based Payments was issued in December 2004. SFAS No. 123R requires public companies to measure the cost of employee services in exchange for an award of equity instruments based on a grant-date fair value of the award (with limited exceptions), and that cost must generally be recognized over the vesting period. SFAS No. 123R amends the original SFAS No. 123 and No. 95 that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. SFAS No. 123R becomes effective as of the beginning of the first annual reporting period that begins after June 15, 2005; therefore, the Company expects to adopt the standard January 1, 2006. The impact of SFAS No. 123R is dependent upon grants issued after the effective date and therefore, cannot be estimated at this time.

     Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations was issued in March 2005. FASB Interpretation No. 47 clarifies that a conditional obligation meet the definition of an asset retirement obligation in Statement No. 143 and therefore should be recognized if their fair value is reasonably estimable. The interpretation provides additional guidance to evaluate whether fair value is reasonably estimable. If it is not, Statement No. 143 requires that certain disclosures be made about the unrecognized asset-retirement obligation. Companies must adopt FASB Interpretation No. 47 no later than the end of the fiscal year ending after December 15, 2005. Mission is currently assessing whether it has any conditional asset retirement obligation that would require disclosure.

     SAB No. 107, Share-Based Payments was issued in April 2005, confirming the latitude in SFAS No. 123R’s provisions on selecting models for valuing share options and clarifying other positions on accounting and disclosures for share-based payment arrangements. The Bulletin permits registrants to choose from different models to estimate the fair value of share options, provides guidance on developing assumptions used in the model and addresses the interaction between FASB No. 123R and Accounting Series Release (“ASR”) No. 268 and other SEC literature.

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

Asset Retirement Obligations

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provided accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS No. 143 requires that the Company record a liability for the fair value of its asset retirement obligation, in the period in which the liability is incurred if a reasonable estimate of fair value can be made. The amount of the asset retirement obligation is added to the carrying amount of the asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period with the charge shown on the asset retirement obligation accretion expense line of the Consolidated Statement of Operations. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The following table shows changes in the asset retirement obligation that have occurred in the first quarter of 2005 (amounts in thousands):

Quarter Ended
Asset Retirement Obligation	March 31, 2005
December 31, 2004 balance	$37,878
Liabilities incurred	114
Liabilities settled	(348)
Liabilities sold	—
Accretion expense	420

Ending balance	38,064
Less: current portion	2,877

Long-term portion	$35,187

Reclassifications

     Certain reclassifications of prior period statements have been made to conform with current reporting practices.

Use of estimates

     In order to prepare the financial statements in conformity with accounting principles generally accepted in the United States, management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reserve information. Actual results could differ from those estimates.

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

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

     The following represents a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation for the three months ended March 31, 2005 and 2004, respectively. Additionally, potentially dilutive options that are not in the money are excluded from the computation of diluted earnings per share. For the three months ended March 31, 2005 and 2004, the potentially dilutive options excluded represented 586,75 and 1.1 million shares, respectively.

SFAS No. 128 reconciliation (amounts in thousands except per share amounts):

	For the Three Months Ended			For the Three Months Ended
	March 31, 2005			March 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Income per common share:
Income available to common stockholders	$2,836	41,485	$0.07	$360	31,611	$0.01

Effect of dilutive securities:
Options	—	2,181		—	1,511

Income per common share-diluted:
Income available to common stockholders and assumed conversions	$2,836	43,666	$0.06	$360	33,122	$0.01

     As of March 31, 2005 and 2004, Mission held in treasury 389,323 shares of its common stock that had been acquired at an aggregate price of $1.9 million. These treasury shares are reported at cost as a reduction to Stockholders’ Equity on the Consolidated Balance Sheet.

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

     A portion of the net proceeds from the offering of the 9 7/8 % Notes was set aside to redeem, on May 10, 2004, the $87.4 million aggregate principal amount of the 10 7/8 % Notes that remained outstanding. On April 8, 2004, the remainder of the net proceeds from the offering of the 9 7/8% Notes, together with $21.5 million that was advanced under the new senior secured revolving credit facility (as described below) and $25.0 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company’s outstanding indebtedness under its prior revolving credit facility and term loan.

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

     At any time on or after April 9, 2005 and prior to April 9, 2008, the Company may redeem up to 35% of the aggregate original principal amount of the 9 7/8% Notes, using the net proceeds of equity offerings, at a redemption price equal to 109.875% of the principal amount of the 9 7/8% Notes, plus accrued and unpaid interest. On or after April 9, 2008, the Company may redeem all or a portion of the 9 7/8% Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest, if redeemed during the twelve-month period beginning on April 9th of the years indicated below:

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

     The 9 7/8% Notes contain covenants that, subject to certain exceptions and qualifications, limit the Company’s ability and the ability of certain of its subsidiaries to:

•	incur additional indebtedness or issue certain types of preferred stock or redeemable stock;

•	transfer or sell assets;

•	enter into sale and leaseback transactions;

•	pay dividends or make other distributions on stock, redeem stock or redeem subordinated debt;

•	enter into transactions with affiliates;

•	create liens on its assets;

•	guarantee other indebtedness;

•	enter into agreements that restrict dividends from subsidiaries;

•	make investments;

•	sell capital stock of subsidiaries; and

•	merge or consolidate.

     Moody’s and Standard & Poor’s currently publish debt ratings for the 9 7/8% Notes. Their ratings consider a number of items including the Company’s debt levels, planned asset sales, near-term and long-term production growth opportunities, capital allocation challenges and commodity price levels. Moody’s rating on the 9 7/8% Notes is “Caa2” and Standard & Poor’s rating is “CCC.” A decline in credit ratings will not create a default or other unfavorable change in the 9 7/8% Notes.

     On April 4, 2005, Moody’s placed Mission’s ratings under review with a direction uncertain following the announcement that Petrohawk Energy Corporation (“Petrohawk”) was acquiring Mission. The review will enable Moody’s to complete an assessment of Petrohawk and the effect that the combination will have upon holders of the 9 7/8% Notes. On April 5, 2005, also in response to the Petrohawk announcement, Standard & Poor’s placed Mission on CreditWatch with negative implications to reflect the potential for Mission’s current rating to be affirmed or lowered, or that a negative outlook could be assigned.

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

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

     Availability under the facility, which includes a $3 million subfacility for standby letters of credit, is subject to a borrowing base that is determined at the sole discretion of the facility lenders. The initial borrowing base of the facility was $50 million, of which $30 million was available for general corporate purposes and $20 million was available for the acquisition of oil and gas properties approved by the lenders. The borrowing base is redetermined on each April 1 and October 1. Mission and the lenders each have the option to request one unscheduled interim redetermination between scheduled redetermination dates. On March 24, 2005, the borrowing base was set at $50 million to be used for general corporate purposes.

     On April 8, 2004, the Company was advanced $21.5 million under the facility, which amount, together with a portion of the net proceeds from the offering of the 9 7/8% Notes and $25 million that was borrowed under the new second lien term loan (as described below), was used to completely discharge all of the Company’s outstanding indebtedness under its prior revolving credit facility and term loan. At March 31, 2005, $18.0 million in borrowings were outstanding and $31.9 million was available for borrowing.

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

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

     The facility also contains the following restrictions on hedging arrangements and interest rate agreements: (i) the hedge provider must be a lender under the facility or an unsecured counterparty acceptable to the agent under the facility; and (ii) total notional volume must not be more than 75% of scheduled proved producing net production quantities in any period or, with respect to interest rate agreements, notional principal amount must not exceed 75% of outstanding loans, including future reductions in the borrowing base.

     The facility contains the following covenants which are considered important to the Company’s operations. At March 31, 2005, Mission was in compliance with each of the following covenants:

•	The Company is required to maintain a current ratio of consolidated current assets (as defined in the facility) to consolidated current liabilities (as defined in the facility) of not less than 1.0 to 1.0;

•	The Company is required to maintain (on a rolling four quarter basis) an interest coverage ratio (as defined in the facility) of no less than (i) 2.75 for March 31, 2005 through June 30, 2005, and (ii) 3.0 for September 30, 2005 and thereafter;

•	The Company is required to maintain (on a rolling four quarter basis) a leverage ratio (as defined in the facility) of no more than 3.5 for December 31, 2004 and thereafter; and

•	The Company is required to maintain a tangible net worth (as defined in the facility) of not less than 85% of tangible net worth at March 31, 2004, plus 50% of positive net income after tax distributions, plus 100% of equity offerings after March 31, 2004, excluding any asset impairment charges.

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

     The loan accrues interest in each monthly interest period at the rate of the 30-day LIBOR plus 525 basis points per annum, payable monthly in cash. The Company may prepay the loan at any time after the date six months and one day after April 8, 2004, in whole or in part, in multiples of $1 million at the prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest, if prepaid during each successive 12-month period beginning on April 9th of each year indicated below:

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

Year	Premium
2005	101%
2006 to maturity	100%

provided, however, that no prepayment shall be made prior to the date six months and one day after April 8, 2004. No such prepayment was made prior to such date as required.

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

     In December 2003, February 2004 and March 2004, the Company, in three private transactions, acquired $40.0 million aggregate principal amount of the 10 7/8% Notes in exchange for an aggregate of 16.75 million shares of its common stock as summarized below:

Net Gain on
		Principal	Common	Extinguishment of
Date	Note Holder	Value	Shares	10 7/8% Notes

December 2003	FTVIPT – Franklin Income Securities Fund and Franklin Custodian Funds – Income Series	$10 million	4.50 million	$1.1 million

February 2004	Stellar Fundings, Ltd.	$15 million	6.25 million	$0.5 million

March 2004	Harbert Distressed Investment Master Fund, Ltd.	$15 million	6.00 million	$0.9 million

     On May 10, 2004, the remaining $87.4 million of 10 7/8% Notes were redeemed at a premium of approximately $1.6 million. This premium is included in the $4.1 million ($2.6 million, net of tax) net loss on extinguishment of debt reported in the three month period ended June 30, 2004.

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

Former Credit Facilities

     The Company was party to a $150.0 million credit facility with a syndicate of lenders. The credit facility was a revolving facility, expiring May 16, 2004, which allowed Mission to borrow, repay and re-borrow under the facility from time to time. The total amount which might be borrowed under the facility was limited by a borrowing base that was periodically set by the lenders based on Mission’s oil and gas reserves and other factors deemed relevant by the lenders. The facility was re-paid in full and cancelled on March 28, 2003.

     On March 28, 2003, simultaneously with the acquisition of $97.6 million in principal amount of the 10 7/8% Notes, the Company amended and restated its existing credit facility with new lenders, led by Farallon Energy Lending, LLC. Deferred financing costs of $947,000 relating to the previously existing facility were charged to earnings as a reduction in the gain on extinguishment of debt. Under the amended and restated facility, the Company borrowed $80.0 million, the proceeds of which were used to acquire approximately $97.6 million face amount of 10 7/8% Notes, to pay accrued interest on the 10 7/8% Notes purchased, and to pay closing costs. The amended and restated facility was cancelled in April 2004 and was replaced by the “Senior Secured Revolving Credit Facility” discussed above.

4.	Derivative Instruments and Hedging Activities

     The Company produces and sells crude oil, natural gas and natural gas liquids. As a result, its operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. The Company periodically seeks to reduce its exposure to price volatility by hedging a portion of its production through swaps, options and other commodity derivative instruments. A combination of options, structured as a costless collar, is the Company’s preferred hedge instrument because there are no up-front costs and protection is given against low prices. Such hedges assure that Mission receives NYMEX prices no lower than the floor price and no higher than the ceiling price for hedged production. Hedging activities decreased revenues by $3.9 million and $2.8 million for the three month periods ended March 31, 2005 and 2004, respectively.

     The Company’s 12-month average realized price, excluding hedges, for natural gas was $0.19 per MCF less than the NYMEX MMBTU price. The Company’s 12-month average realized price, excluding hedges, for oil was $1.98 per BBL less than the NYMEX BBL price. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact of the Mist field gas production that is sold at an annually fixed price.

     The Company has elected to designate all hedges by applying the interpretations from the FASB’s Derivative Implementation Group issue G-20 (“DIG G-20”). By using the DIG G-20 approach, because the Company’s collars meet specific criteria, the time value component is included in the hedge relationship and is recorded to other comprehensive income (“OCI”) rather than to income, which reduces earnings variability.

     Should ineffectiveness occur for reasons other than time, that ineffectiveness is recognized currently and is reported in the interest and other income line of the Consolidated Statement of Operations. The Company has acquired a license for software specifically designed to make the complex calculations required by SFAS No. 133, as amended, including calculating ineffectiveness. The Company recognized a net loss related to the ineffectiveness of its cash flow hedges in the three months ended March 31, 2004 and 2005 of approximately $423,000 and $660,000, respectively. As the existing hedges settle over the next two years, gains or losses in OCI will be reclassified to earnings. Using March 31, 2005 strip prices, the amount expected to be reclassified over the next twelve months will be a $13.9 million loss, net of taxes.

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

     The following tables detail the cash flow commodity hedges that were in place at March 31, 2005:

Oil Hedges

				NYMEX	NYMEX
	BBLS			Price Floor	Price Ceiling
Period	Per Day	Total BBLS	Type	Avg.	Avg.
Second Qtr. 2005	2,500	227,500	Collar	$32.54	$36.47
Third Qtr. 2005	2,500	230,000	Collar	$32.06	$35.71
Fourth Qtr. 2005	2,500	230,000	Collar	$31.53	$35.18
First Qtr. 2006	1,750	157,500	Collar	$34.49	$48.20
Second Qtr. 2006	1,750	159,250	Collar	$34.16	$46.86
Third Qtr. 2006	1,750	161,000	Collar	$33.58	$46.07
Fourth Qtr. 2006	1,750	161,000	Collar	$33.33	$45.08

Gas Hedges

				NYMEX	NYMEX
	MMBTU			Price Floor	Price Ceiling
Period	Per Day	Total MMBTU	Type	Avg.	Avg.
Second Qtr. 2005	14,000	1,274,000	Collar	$5.02	$6.82
Third Qtr. 2005	14,000	1,288,000	Collar	$5.02	$6.86
Fourth Qtr. 2005	14,000	1,288,000	Collar	$5.06	$7.47
First Qtr. 2006	7,500	675,000	Collar	$5.84	$9.57
Second Qtr. 2006	5,500	500,500	Collar	$5.50	$7.43
Third Qtr. 2006	5,500	506,000	Collar	$5.50	$7.40
Fourth Qtr. 2006	5,500	506,000	Collar	$5.73	$8.23

5.	Income Taxes

     The provision for federal and state income taxes for the three months ended March 31, 2005 was based upon a 37% effective tax rate. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the recognition of future taxable income during the periods in which those temporary differences are available. Based upon projections for future state taxable income, management believes it is more likely than not that the Company will not realize a portion of its deferred tax asset related to state tax net operating loss (“NOL”) carryforwards. In addition, management believes it is more likely than not that the Company will not realize its deferred tax asset related to the impairment of the interest in Carpatsky. Accordingly, a valuation allowance of approximately $3.9 million has been recorded at March 31, 2005.

     On December 17, 2003, the Company issued 4.5 million shares of common stock in exchange for the surrender of $10 million of the 10 7/8% Notes. As a result of this transaction, management believes that the Company has experienced an “ownership change” as defined in Section 382 of the Internal Revenue Code, which could result in the imposition of significant limitations on the future use of the Company’s existing NOL and tax credit carryforwards in the future. As of March 31, 2005, management believes that the limitations imposed by section 382 will not result in the Company being unable to fully utilize its NOL and tax credit carryforwards to offset future taxable income and related tax liabilities.

MISSION RESOURCES CORPORATION
Notes to Condensed Consolidated Financial Statements

6.	Guarantees

     In 1993 and 1996, the Company entered into agreements with surety companies and with Torch Energy Advisors Incorporated (“Torch”) and Nuevo Energy Company (“Nuevo”) whereby the surety companies agreed to issue such bonds to the Company, Torch and/or Nuevo. However, Torch, Nuevo and the Company agreed to be jointly and severally liable to the surety company for any liabilities arising under any bonds issued to the Company, Torch and/or Nuevo. Torch currently has no bonds outstanding pursuant to these agreements and Nuevo has issued approximately $34.3 million of bonds. The Company has notified the sureties that it will not be responsible for any new bonds issued to Torch or Nuevo. However, the sureties are permitted under these agreements to seek reimbursement from the Company, as well and from Torch and Nuevo, if the surety makes any payments under the bonds issued to Torch and Nuevo. On May 17, 2004, Plains Exploration and Production Company announced it had completed the acquisition of Nuevo Energy Company effective May 14, 2004.

     The Company’s subsidiaries, Mission E&P Limited Partnership, Mission Holdings LLC and Black Hawk Oil Company are guarantors under the Senior Secured Revolving Credit Facility, the Second Lien Term Loan and the indenture for the 9 7/8% Notes.

7.	Supplemental Guarantor Information

     Mission E&P Limited Partnership, Mission Holdings LLC and Black Hawk Oil Company, all subsidiaries of Mission Resources Corporation (collectively, the “Guarantor Subsidiaries”) are guarantors under the Senior Secured Revolving Credit Facility, the Second Lien Term Loan and the indenture for the 9 7/8% Notes. The Company does not believe that separate quarterly financial statements and other disclosures concerning the Guarantor Subsidiaries would provide any additional information that would be material to investors in making an investment decision.

8.	Subsequent Events

     On April 4, 2005, Petrohawk Energy Corporation (“Petrohawk”) and Mission announced that they had entered into a definitive agreement whereby Petrohawk would acquire Mission for a combination of Petrohawk stock, cash and the assumption of debt.

     The total consideration will consist of approximately 60 percent Petrohawk common stock and 40 percent cash totaling approximately 19.2 million Petrohawk common shares and $135 million cash. The acquisition is subject to the approval of the stockholders of Mission and Petrohawk. The board of directors of both companies have unanimously approved the transaction, which is subject to customary conditions, including regulatory approvals. The acquisition is expected to be completed during the third quarter of 2005.

     On April 15, 2005, as a result of the above mentioned acquisition, we terminated our exploration and production system conversion project. As a result, all development costs related to the project as well as additional contract termination costs, approximately $1.8 million in total, will be expensed prior to the merger.

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

     As a result of our successful first quarter drilling program, we have added a new core area, South Texas. Mission participated in the drilling of the Weise #1 well in July 2004, which began producing in January 2005 at an initial gross rate of 14.5 million cubic feet of gas per day. Since January 1, 2005, Mission has participated in the drilling of the Dehnert #1, the Buckner Foundation #1 and the Weise #2 wells in the Lions Wilcox field in Goliad County, Texas. The Simmons #1 and the Wright Materials #3 are currently drilling. Mission holds a 35% working interest in the Weise #1, the Dehnert #1, the Simmons #1 and the Buckner Foundation #1, a 31.5% working interest in the Weise #2, and a 28% working interest in the Wright Materials #3. Another drilling success is the Iles #1 in Jefferson County, Texas.

Results of Operations

     The following table sets forth certain information for Mission for the periods presented:

	Three Months Ended March 31,		Change
	2005	2004	Amount	Percent

Production:
Oil and condensate (MBBLs)	425	401	24	6.0%
Natural gas (MMCF)	3,102	3,216	(114)	(3.5%)
MMCFE	5,652	5,622	30	0.5%

Average sales price including the effect of hedges:
Oil and condensate (per BBL)	$38.07	$27.54	$10.53	38.2%
Natural gas (per MCF)	$5.86	$5.52	$0.34	6.2%

Average sales price excluding the effect of hedges:
Oil and condensate (per BBL)	$47.14	$34.25	$12.89	37.6%
Natural gas (per MCF)	$5.86	$5.55	$0.31	5.6%

Average cost per unit of production (per MCFE):
Lease operating expense	$1.44	$1.26	$0.18	14.3%
General and administrative expense	$0.60	$0.50	$0.10	20.0%
Depreciation, depletion and amortization	$1.81	$1.86	$(0.05)	(2.7%)

MISSION RESOURCES CORPORATION

Three Months Ended March 31, 2005 and 2004

Net Income

     Net income for the three months ended March 31, 2005 was $2.8 million or $0.06 per share. Net income for the three months ended March 31, 2004 was $360,000 or $0.01 per share. Higher oil volumes, partially offset by lower gas volumes, along with substantially higher commodity prices were the primary reasons for the increase in net income. Lower interest expense offset somewhat by higher lease operating expenses also contributed to this increase.

Oil and Gas Revenues

     Oil revenues for the three months ended March 31, 2005 were $16.2 million, as compared to $11.0 million for the respective period in 2004. The increase in oil revenue is mainly the result of a 38.2% increase in oil prices. Realized oil prices averaged $38.07 per barrel in the three month period ended March 31, 2005, as compared to $27.54 per barrel in the three month period ended March 31, 2004. Oil production increased 6.0% from 401,000 barrels in the three month period ended March 31, 2004 to 425,000 barrels for the same period of 2005. Mission’s successes with its drilling program in the first quarter of 2005, along with the purchase of an additional working interest in the Chocolate Bayou, Southwest Lake Boeuf, Backridge and West Lake Verret fields in the fourth quarter of 2004, accounted for most of the production increase.

     Gas revenues increased from $17.8 million reported for the three month period ended March 31, 2004 to $18.2 million for the three months ended March 31, 2005. This increase was driven by a 6.2% increase in realized gas prices. Realized gas prices averaged $5.86 per MCF in the three month period ended March 31, 2005 as compared to $5.52 per MCF in the comparable period of 2004.

     The realized prices discussed above include the impact of oil and gas hedges. Decreases of $2.8 million and $3.9 million related to hedging activity were reflected in oil and gas revenues for the three months ended March 31, 2004 and March 31, 2005, respectively.

Extinguishment of debt

     In February and March of 2004, $30.0 million in principal amount of the 10 7/8 Notes were retired at a net gain of $1.4 million ($905,000 net of taxes) on extinguishment of debt.

Interest and Other Income (Expense)

     Interest and other income (expense) was a net expense of $767,000 and $810,000 for the three months ended March 31, 2005 and 2004, respectively. In the first quarter of 2005, a $660,000 loss on hedge ineffectiveness was the most significant item as compared to a loss on hedge ineffectiveness of $423,000 in the first quarter of 2004. Also, in the first quarter of 2004, bad debt expense totaled $395,000 as compared to $33,000 in the first quarter of 2005.

Lease Operating Expenses

     Lease operating expenses increased from $7.1 million in the three months ended March 31, 2004 to $8.1 million for the same period of 2005, or from $1.26 per MCFE to $1.44 per MCFE on a per unit basis. This increase was primarily the result of a large number of workovers being performed in the West Lake Verret and other fields. Some of the work performed was a direct result of the current pricing environment and would not have been economical to perform in the past. Also, there has been an increase

MISSION RESOURCES CORPORATION

in the cost of basic oil field services. We expect the trends in increased operating expenses and basic oil field services to continue into 2005.

Taxes Other Than Income

     The table below details the components of taxes other than income and their respective changes between the periods (dollars in thousands).

	Three Months Ended
	March 31,		Change
	2005	2004	Amount	Percent

Production taxes	$2,151	$1,145	$1,006	88%
Property taxes	188	442	(254)	(57%)
Other taxes	161	107	54	50%

Taxes other than income	$2,500	$1,694	$806

     Taxes other than income increased from $1.7 million in the three months ended March 31, 2004 to $2.5 million for the same period of 2005. In general, production taxes increase as revenue and production increases. In 2005, the increase in production taxes was disproportionately larger than our revenue increases primarily as a result of the 22% increase in Louisiana’s tax rate on natural gas. Somewhat offsetting this increase was a 57% reduction in our property taxes. Towards the end of 2004, through negotiated reductions in property values on both our operated and non-operated properties, we significantly reduced our property tax liability.

Transportation costs

     Transportation costs were a net benefit of approximately $43,000 for the three months ended March 31, 2005, compared to a small expense for the same period in 2004. The transportation cost reduction in the first quarter of 2005 was primarily the result of transportation adjustments on High Island Block 552 and the actualization of 2004 accruals on the LacBlanc field, which we sold in late 2004.

Depreciation, Depletion and Amortization

     Depreciation, depletion and amortization (“DD&A”) was $10.4 million for the three months ended March 31, 2005 and $10.7 million for the three months ended March 31, 2004. DD&A per MCFE has decreased from $1.86 per MCFE in the first quarter of 2004 to $1.81 per MCFE in the first quarter of 2005. The decrease in DD&A on a per MCFE basis reflects the impact of increases in reserves as a result of extensions and discoveries in existing fields.

General and Administrative Expenses

     General and administrative expenses (“G&A”) were $3.4 million in the three month period ended March 31, 2005, and were $2.8 million in the three month period ended March 31, 2004. This increase is primarily the result of higher salaries and benefit costs due to increased headcount and higher accounting costs as a result of Sarbanes-Oxley compliance work. This was somewhat offset by higher overhead reimbursements on operated properties as a result of the increased drilling activity.

Interest Expense

     Interest expense decreased 32% to $4.3 million for the three months ended March 31, 2005 from $6.3 million in the same period in 2004. The following table details the components of interest and their respective changes between the periods (dollars in thousands).

MISSION RESOURCES CORPORATION

	Three Months Ended
	March 31,		Change
	2005	2004	Amount	Percent

Interest on 10 7/8% Notes, net of amortized premium	$—	$2,889	$(2,889)	(100%)
Interest on 9 7/8% Notes	3,209	—	3,209	100%
Amortization of financing costs	363	685	(322)	(47%)
Interest on credit facility/term loan	698	2,574	(1,876)	(73%)
Other	2	114	(112)	(98%)

Reported interest expense	$4,272	$6,262	$(1,990)

     In early 2004, interest expense on the term loan was based on an $80 million principal balance at 12.0% interest. On April 8, 2004, as part of the debt refinancing, the principal balance on the term loan was repaid and replaced with a senior secured revolving credit facility and a second lien term loan. As of March 31, 2005, the combined balance on the credit facility and term loan was $43 million with rates between 5.5% and 8.0%. This decrease in principal balance and interest rates resulted in a significant reduction in interest paid in the three month period ending March 31, 2005, as compared to the same period in 2004. Also, the 10 7/8% Notes, with a principal balance of approximately $87.4 million as of March 31, 2004, were replaced with 9 7/8% Notes with a principal balance of $130.0 million as of March 31, 2005.

Income Taxes

     The provision for federal and state income taxes for the three months ended March, 31, 2005 was based upon a 37% effective tax rate. A $3.9 million valuation allowance on deferred taxes is recorded at March 31, 2005. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon projections for future state taxable income, management believes it is more likely than not that the Company will not realize its entire deferred tax asset related to state income taxes.

Financial Condition

Financing

     Our outstanding indebtedness totaled $173 million at March 31, 2005. The nature of our indebtedness as of March 31, 2005 and 2004 is summarized on the table below (amounts in thousands).

	March 31,
	2005	2004
9 7/8% Notes	$130,000	$—
Second lien term loan facility	25,000	—
Senior secured revolving credit facility (1)	18,000	—
Term loan facility	—	80,000
10 7/8% Notes	—	87,426
Unamortized premium on 10 7/8% Notes	—	734

Total debt	$173,000	$168,160

(1)	$31.9 million was available at March 31, 2005 for additional borrowing under this facility.

MISSION RESOURCES CORPORATION

Liquidity and Capital Resources

     Mission’s principal sources of capital for the last three years have been cash flow from operations, debt sources such as the issuance of bonds or credit facility borrowings, issuance of common stock, and the sale of oil and gas properties. Our primary uses of capital have been the funding of exploration and development projects, property acquisitions and the refinancing of long term debt.

     At March 31, 2005, we had negative working capital of $30.9 million compared to a negative working capital of $10.3 million at December 31, 2004. This decrease in working capital can primarily be attributed to commodity prices in excess of our hedge price ceilings and our expanded exploration and development activities.

     An $11.4 million increase in our current commodity derivative liabilities, offset by a $3.8 million increase in the current deferred tax asset related to those derivatives, account for approximately $7.6 million of the working capital decrease. The derivative liabilities as of March 31, 2005 represent the amount by which actual commodity prices exceed the price caps on our hedges. Should commodity prices decrease, the liability will decline and the premium over the hedge prices that we will realize on unhedged production will also reduce. Since hedges are settled out of the receipts from the sale of production, we anticipate having adequate cash inflows to settle any hedge payments when they come due while maintaining revenues near the hedge price.

     Expanded exploration and development programs during the first quarter of 2005, particularly on operated properties, account for approximately $11.0 million of the working capital decrease. The $8.7 million increase in accrued liabilities represents Mission’s net share of recently incurred costs for which invoices for payment have not yet been received. For the projects where Mission has requested advanced payments from working interest partners, we have an obligation to incur costs to complete the project, referred to as advance drilling costs. Advance drilling costs increased $7.6 million from December 31, 2004 to March 31, 2005. Partially offsetting the liability increases, is a $5.3 million increase in accounts receivable. This receivable increase reflects the portion of incurred costs that have been passed on to other working interest owners in a joint interest billing.

     The $3.2 million increase in interest payable accounts for the remaining significant portion of our working capital decrease. This is a normal fluctuation due to the fact that our bond interest is paid semi-annually on April 1st and October 1st; therefore, our payable balances at the end of first and third quarter are usually approximately double the balances of the immediately preceding quarter.

Cash Flows

     Net cash flow provided by operating activities was $31.9 million and $18.7 million for the three month periods ending March 31, 2005 and 2004, respectively. The period-to-period increase in cash flow was primarily caused by significantly higher oil and gas revenues, reductions in cash interest expense and the increase in advanced capital costs from working interest partners to help fund the aggressive drilling program in the first quarter of 2005.

     Net cash used in investing activities for the three month periods ending March 31, 2005 and 2004 was $32.2 million and $35.8 million, respectively. We made no property acquisitions in the three month period ended March 31, 2005, compared to approximately $27.1 million for the same period of 2004. We invested $32.1 million in exploration and development of oil and gas properties for the three month period ended March 31, 2005 compared to $10.7 million of the same period of 2004. Proceeds from property sales were $2.1 million for the three month period ending March 31, 2004. There were no property sales in the first quarter of 2005.

MISSION RESOURCES CORPORATION

     Net cash provided by financing activities was $3.5 million and $24.4 million in the three month periods ending March 31, 2005 and 2004, respectively. The largest difference is $24.9 million of cash that had been held for reinvestment and subsequently used to acquire the Jalmat field in January 2004.

     Our capital budget for 2005 is $71.0 million using estimated prices of $35.00 per BBL and $5.50 per MMBTU. Approximately 54% of the total is planned for development projects, while 28% is planned for exploration. The remaining 18% is planned for seismic data, land and land-related assets and corporate assets. An additional $6.0 million has been authorized to cover carryover spending from 2004 related to rig deployment delays. As of March 31, 2005, $32.2 million has been spent on capital projects. Carryover spending from fourth quarter 2004 projects along with a frontloaded 2005 capital budget is the reason for the accelerated spending to date. Based upon the level of funding needed for development projects, the level of exploratory spending could be modified to stay within the budget. This capital budget represents the largest planned use of our available operating cash flow. We believe that cash flows from operating activities combined with our ability to control the timing of substantially all of our future exploration and development requirements will provide us with the flexibility and liquidity to meet our planned capital requirements for 2005. Our intent is to apply less than our discretionary cash flow to capital projects in 2005. The budget may be modified throughout the year based on our projections of cash flow; however, due to the timing of our capital programs, we may spend more than our cash flow in individual quarters. Pursuant to the terms of the agreement with Petrohawk discussed below under Subsequent Events, Petrohawk’s approval is necessary to increase the capital spending above $77.0 million.

Contractual Obligations and Commercial Commitments

     Mission is required to make future payments under contractual obligations. Mission has also made various commitments in the future should certain events occur or conditions exist. Mission’s contractual obligations and commercial commitments from January 1, 2005 forward are described in the Form 10-K/A for the year ended December 31, 2004 and have not changed significantly as of March 31, 2005.

Subsequent Events

     On April 4, 2005, Petrohawk and Mission announced that they had entered into a definitive agreement whereby Petrohawk would acquire Mission for a combination of Petrohawk stock, cash and the assumption of debt.

     The total consideration will consist of approximately 60 percent Petrohawk common stock and 40 percent cash totaling approximately 19.2 million Petrohawk common shares and $135 million cash. The acquisition is subject to the approval of the stockholders of Mission and Petrohawk. The board of directors of both companies have unanimously approved the transaction, which is subject to customary conditions, including regulatory approvals. The acquisition is expected to be completed during the third quarter of 2005.

     On April 15, 2005, as a result of the above mentioned acquisition, we terminated our exploration and production system conversion project. As a result, all development costs related to the project as well as additional contract termination costs, approximately $1.8 million in total, will be expensed prior to the merger.

MISSION RESOURCES CORPORATION

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

Full Cost Method of Accounting for Oil and Gas Assets

     We use the full cost method of accounting for investments in oil and gas properties. Under the full cost method of accounting, all costs related to the acquisition, exploration and development of oil and gas reserves are capitalized as incurred into a “full cost pool”. Under the full cost method, a portion of employee-related costs may be capitalized in the full cost pool if they are directly identified with acquisition, exploration and development activities. Generally, salaries and benefits are allocated based upon time spent on projects.

     We deplete the capitalized costs in the full cost pool, plus estimated future expenditures to develop reserves, on a prospective basis using the units of production method based upon the ratio of current production to total proved reserves. Depreciation, depletion and amortization is a significant component of our net income. Proportionally, it represented 30% and 37% of our total oil and gas revenues for the three month period ended March 31, 2005 and 2004, respectively. Any reduction in proved reserves without a corresponding reduction in capitalized costs will increase the depletion rate. If, during 2005, our reserves decrease by 10%, our depletion per MCFE would increase approximately $0.20 or 11%; however, a 10% increase in reserves would have a 9% impact, decreasing depletion per MCFE by approximately $0.17.

     Both the volume of proved reserves and the estimated future expenditures used for the depletion calculation are obtained from the reserves estimates prepared by independent reserve engineers. These reserve estimates rely upon both the engineers’ quantitative and subjective analysis of various data, such as engineering data, production trends and forecasts, estimated future spending and the timing of spending. Finally, estimated production costs and commodity prices are added to the assessment in order to determine whether the estimated reserves have any value. Reserves that cannot be produced and sold at a profit are not included in the estimated total proved reserves; therefore the quantity of reserves can increase or decrease as oil and gas prices change. See “Risk Factors: Risks Related to Our Business, Industry and Strategy” in our Annual Report on Form 10-K/A filed for the fiscal year ended December 31, 2004 for general cautions concerning the reliability of reserve and future net revenue estimates by reserve engineers.

     The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes, using a 10% discount rate. To the extent that our capitalized costs (net of depreciation, depletion, amortization, and deferred taxes) exceed the ceiling, the excess must be written off to expense. Once incurred, this impairment of oil and gas properties is not reversible at a later date even if oil and gas prices increase. No such impairment was required in the three month periods ended March 31, 2005 and 2004.

     While the difficulty in estimating proved reserves could cause the likelihood of a ceiling impairment to be difficult to predict, the impact of changes in oil and gas prices is most significant. In general, the ceiling is lower when prices are lower. Oil and gas prices at the end of the period are applied to the estimated reserves, then costs are deducted to arrive at future net revenues, which are then discounted at 10% to arrive at the discounted present value of proved reserves. Additionally, we adjust the estimated future revenues for the impact of our existing cash flow commodity hedges. The ceiling

MISSION RESOURCES CORPORATION

calculation dictates that prices and costs in effect as of the last day of the period are generally held constant indefinitely. Therefore, the future net revenues associated with the estimated proved reserves are not based on Mission’s assessment of future prices or costs, but rather are based on prices and costs in effect as of the end of the period.

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

     Oil and gas prices used in the ceiling calculation at March 31, 2005 were $55.32 per barrel and $7.17 per MMBTU. A significant reduction in these prices at a future measurement date could trigger a full cost ceiling impairment. As an illustration, had oil and gas prices at March 31, 2005 been 10% lower, we would have been 47% closer to a ceiling impairment.

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

     Estimating the fair values of commodity hedge derivatives requires complex calculations, including the use of discounted cash flow techniques and our subjective judgment in selecting an appropriate discount rate. In addition, the calculation uses future NYMEX prices, which although posted for trading purposes, are merely the market consensus of forecast price trends. The results of our fair value calculation cannot be expected to represent exactly the fair value of our commodity hedges. We currently use a software product from an outside vendor to calculate the fair value of our hedges. This vendor provides the necessary NYMEX futures prices and the calculated volatility in those prices daily. The software is programmed to apply a consistent discounted cash flow technique, using these variables and a discount rate derived from prevailing interest rates. This software is successfully used by several of our peers. Its methods are in compliance with the requirements of SFAS No. 133, as amended, and have been reviewed by a national accounting firm. In order to minimize the impact on managements’ estimates on our ineffectiveness calculation, we are using this same software to calculate any ineffectiveness in our hedge relationships. This software facilitates the complex calculations and uses current prices downloaded to the database, but the results are nevertheless estimates. The most significant estimate used in the ineffectiveness calculation is our estimate of future prices. We use the forward price curves posted for each of our contract prices.

MISSION RESOURCES CORPORATION

Revenue Recognition

     Mission records revenues from sales of crude oil and natural gas when delivery to the customer has occurred and title has transferred. This occurs when production has been delivered to a pipeline or a tanker lifting has occurred. We may share ownership with other producers in certain properties. In this case, we use the sales method to account for sales of production. It is customary in the industry for various working interest partners to sell more or less than their entitled share of natural gas production, creating gas imbalances. Under the sales method, gas sales are recorded when revenue checks are received or are receivable on the accrual basis. Typically no provision is made on the balance sheet to account for potential amounts due to or from Mission related to gas imbalances. If the gas reserves attributable to a property have depleted to the point that there are insufficient reserves to satisfy existing imbalance positions, a liability or a receivable, as appropriate, should be recorded equal to the net value of the imbalance. As of March 31, 2005, the Company had recorded a net liability of approximately $817,000, representing approximately 492,000 MCF at an average price of $1.66 per MCF, related to imbalances on properties at or nearing depletion. The net liability accrued as of March 31, 2004, was $895,000 representing 382,000 MCF at an average price of $2.34 per MCF.

     We value gas imbalances using the price at which the imbalance originated, if required by the gas balancing agreement, or we use the current price where there is no gas balancing agreement available. Reserve changes on any fields that have imbalances could change this liability. We do not anticipate the settlement of gas imbalances to adversely impact our financial condition in the future. Settlements are typically negotiated, so the per MCF price for which imbalances are settled could differ among wells and even among owners in one well. Exclusive of the liability recorded for properties at or nearing depletion (see discussion above), the Company’s remaining unrecorded imbalance, valued at current prices, is a liability of approximately $494,000.

Asset Retirement, Impairment or Disposal

     We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003. SFAS No. 143 requires us to record a liability for the fair value of our estimated asset retirement obligation, primarily comprised of our plugging and abandonment liabilities, in the period in which it is incurred. After initial implementation, we reduce the liability as abandonment costs are incurred. We will accrete the liability quarterly using the period and effective interest rates determined at implementation. As new well are drilled or purchased, their initial asset retirement cost and liability will be calculated and recorded. Should either the estimated life or the estimated abandonment costs of a property change upon our quarterly review, a new calculation is performed using the same methodology of taking the abandonment cost and inflating it forward to its abandonment date and then discounting it back to the present using our risk-adjusted rate. The risk-adjusted rate is re-evaluated annually so the liability could have layers of valuation. We accrete the liability in these layers using the appropriate period and interest rate. The carrying value of the asset retirement obligation is adjusted to the newly calculated value, with a corresponding offsetting adjustment to the asset retirement cost; therefore, abandonment costs will almost always approximate the estimate. We have developed a process through which to track and monitor the obligations for each asset.

     When wells are sold, the related liability and asset costs are removed from the balance sheet. Any difference between the two remains in the full cost pool. SFAS No. 143 does not specifically address the proper accounting to be applied by a full cost method company when properties are sold. A May 23, 2003 letter to the FASB and the SEC from a group of concerned company’s made inquiries and outlined possible alternatives, including our current treatment. Should a clarification be issued, there is a chance that Mission’s treatment will be required to change and income would be impacted.

MISSION RESOURCES CORPORATION

     As with previously discussed estimates, the estimation of our initial liability and its subsequent remeasurements is dependent upon many variables. We attempt to limit the impact of management’s judgment on these variables by using the input of qualified third parties when possible. We engaged an independent engineering firm to evaluate our properties annually and to provide us with estimates of abandonment costs. We used the remaining estimated useful life from the yearend reserve reports by Netherland, Sewell and Associates, Inc. in estimating when abandonment could be expected for each property. The resulting estimate, after application of a discount factor and some significant calculations, could differ from actual results, despite all our efforts to make the most accurate estimation possible.

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

     Consistent with previously described estimates, our estimation of the future benefit of our NOLs is dependent upon many variables and is subject to change. Management’s judgment on these variables considers, in part, the input of qualified third parties when possible. To assist in the determination of the impact (if any) that the 382 Limitations may have upon the Company’s NOLs, we have used information derived from a) the public equity markets b) data provided by an independent reserve engineering firm and c) opinions from an independent appraisal firm. We have engaged an international independent public accounting firm to assist us in applying the numerous and complicated tax law requirements. However, despite our attempt to make the most accurate estimates possible, the ultimate utilization of our NOLs is highly dependent upon our actual production and the realization of taxable income in future periods.

MISSION RESOURCES CORPORATION

Forward-Looking Statements

     This quarterly report on Form 10-Q includes “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are forward-looking statements. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those projected. Among those risks, trends and uncertainties are our estimate of the sufficiency of existing capital sources, our highly leveraged capital structure, our ability to raise additional capital to fund cash requirements for future operations, the uncertainties involved in estimating quantities of proved oil and natural gas reserves, in prospect development and property acquisitions and in projecting future rates of production, the timing of development expenditures and drilling of wells, and the operating hazards attendant to the oil and gas business. Although we believe that in making such forward-looking statements our expectations are based upon reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. We cannot assure you that the assumptions upon which these statements are based will prove to have been correct.

     When used in this Form 10-Q, the words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek”, “estimate” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed under “Management’s Discussions and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q.

     You should read these statements carefully because they discuss our expectations about our future performance, contain projections of our future operating results or our future financial condition, or state other “forward-looking” information. Before you invest in our common stock, you should be aware that the occurrence of any of the events describe in “Management’s Discussions and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q could substantially harm our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline, and you could lose all or part of your investment.

     We cannot guarantee any future results, levels of activity, performance of achievements. Except as required by law, we undertake no obligation to update any of the forward-looking statements in this Form 10-Q after the date of this Form 10-Q.

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

Commodity Price Risk

     Mission produces and sells crude oil, natural gas and natural gas liquids. As a result, our operating results can be significantly affected by fluctuations in commodity prices caused by changing market forces. We periodically seek to reduce our exposure to price volatility by hedging a portion of production through swaps, options and other commodity derivative instruments. A combination of options, structured as a collar, is our preferred hedge instrument because there are no up-front costs and protection is given against low prices. These collars assure that the NYMEX prices we receive on the hedged production will be no lower than the floor price and no higher than the ceiling price.

     Our 12-month average realized price, excluding hedges, for natural gas per MCF was $0.19 per MCF less than the NYMEX MMBTU price. Our 12-month average realized price, excluding hedges, for oil was $1.98 per BBL less than NYMEX. Realized prices differ from NYMEX as a result of factors such as the location of the property, the heating content of natural gas and the quality of oil. The gas differential stated above excludes the impact of the Mist field gas production that is sold at an annually fixed price.

     By removing the price volatility from hedged volumes of oil and natural gas production, we have mitigated, but not eliminated, the potential negative effect of declining prices on our operating cash flow. The potential for increased operating cash flow due to increasing prices has also been reduced. If all our commodity hedges were to settle at March 31, 2005 prices, our cash flows would decrease by $22.2 million; however the actual settlement of our hedges will increase or decrease cash flows over the period of the hedges at varying prices.

     As of May 4, 2005, Mission had the following hedges in place:

Oil Hedges

				NYMEX	NYMEX
	BBLS			Price Floor	Price Ceiling
Period	Per Day	Total BBLS	Type	Avg.	Avg.
Second Qtr. 2005	2,500	227,500	Collar	$32.54	$36.47
Third Qtr. 2005	2,500	230,000	Collar	$32.06	$35.71
Fourth Qtr. 2005	2,500	230,000	Collar	$31.53	$35.18
First Qtr. 2006	1,750	157,500	Collar	$34.49	$48.20
Second Qtr. 2006	1,750	159,250	Collar	$34.16	$46.86
Third Qtr. 2006	1,750	161,000	Collar	$33.58	$46.07
Fourth Qtr. 2006	1,750	161,000	Collar	$33.33	$45.08

MISSION RESOURCES CORPORATION

Gas Hedges

				NYMEX	NYMEX
	MMBTU			Price Floor	Price Ceiling
Period	Per Day	Total MMBTU	Type	Avg.	Avg.
Second Qtr. 2005	14,000	1,274,000	Collar	$5.02	$6.82
Third Qtr. 2005	14,000	1,288,000	Collar	$5.02	$6.86
Fourth Qtr. 2005	14,000	1,288,000	Collar	$5.06	$7.47
First Qtr. 2006	7,500	675,000	Collar	$5.84	$9.57
Second Qtr. 2006	5,500	500,500	Collar	$5.50	$7.43
Third Qtr. 2006	5,500	506,000	Collar	$5.50	$7.40
Fourth Qtr. 2006	5,500	506,000	Collar	$5.73	$8.23

     These commodity derivative agreements expose Mission to counter party credit risk to the extent the counter party is unable to meet its monthly settlement commitment to Mission. Mission believes it selects creditworthy counter parties to its hedge transactions. Each of Mission’s counter parties have long term senior unsecured debt ratings of at least A/A2 by Standard & Poor’s or Moody’s.

Interest Rate Risk

     Our senior secured revolving credit facility and term loan have floating interest rates and as such expose us to interest rate risk. If interest rates were to increase 10% over their current levels, and at our current level of borrowing, our annualized interest expense would increase $308,000 or 1.9%. We have considered, but have not yet entered into, derivative transactions designed to mitigate interest rate risk.

MISSION RESOURCES CORPORATION

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, Mission’s management, including its principal executive officer (“CEO”) and principal financial officer (“CFO”), carried out an evaluation of the effectiveness of Mission’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based on those evaluations, the CEO and CFO concluded:

i.	that Mission’s disclosure controls and procedures are designed to ensure that (a) information required to be disclosed by Mission in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that (b) such information is accumulated and communicated to Mission’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

ii.	that Mission’s disclosure controls and procedures are effective.

Changes in the Internal Controls

     There have been no changes in Mission’s internal controls over financial reporting during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, Mission’s internal control over financial reporting.

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

     None.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     On April 4, 2005, Petrohawk and Mission announced that they had entered into a definitive agreement whereby Petrohawk would acquire Mission for a combination of Petrohawk stock, cash and the assumption of debt.

     The total consideration will consist of approximately 60 percent Petrohawk common stock and 40 percent cash totaling approximately 19.2 million Petrohawk common shares and $135 million cash. The acquisition is subject to the approval of the stockholders of Mission and Petrohawk. The board of directors of both companies have unanimously approved the transaction, which is subject to customary conditions, including regulatory approvals. The acquisition is expected to be completed during the third quarter of 2005.

MISSION RESOURCES CORPORATION

ITEM 6. Exhibits

10.1	Second Amendment to Credit Agreement, effective as of March 18, 2005, among Mission Resources Corporation, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2005).

10.2	Employment Agreement dated as of March 14, 2005, between Mission Resources Corporation and William R. Picquet (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2005).

10.3	Non-statutory Stock Option Grant Agreement dated as of March 14, 2005, between Mission Resources Corporation and William R. Picquet (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 16, 2005).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

*	Filed herewith.

MISSION RESOURCES CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION RESOURCES CORPORATION (Registrant)
Date: May 10, 2005	By:	/s/ Robert L. Cavnar
Robert L. Cavnar
Chairman and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Richard W. Piacenti
Richard W. Piacenti
Executive Vice President and Chief Financial Officer

MISSION RESOURCES CORPORATION

Exhibit Index

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) / Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) / Rule15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Executive Officer of the Company.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Chief Financial Officer of the Company.

*	Filed herewith.